Form 10-Q
period 2018-09-30
frontdoor, inc.
filed 2018-11-06
CIK 1727263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________________________________________

FORM 10-Q

________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number 001-36507

________________________________________________

frontdoor, inc.

(Exact name of registrant as specified in its charter)

Delaware	82-3871179
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

150 Peabody Place, Memphis, Tennessee 38103

(Address of principal executive offices) (Zip Code)

901-701-5002

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☐  No  ☒

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☒

The number of shares of the registrant’s common stock outstanding as of November 2, 2018: 84,536,832 shares of common stock, par value $0.01 per share.

frontdoor, inc.

Quarterly Report on Form 10-Q

GLOSSARY OF TERMS AND SELECTED ABBREVIATIONS

In order to aid the reader, we have included certain terms and abbreviations used throughout this Quarterly Report on Form 10-Q below:

Term/Abbreviation	Definition

2026 Notes	Our 6.750% senior notes in the aggregate principal amount of $350 million
AOCI	Accumulated other comprehensive income or loss
ASC	FASB Accounting Standards Codification
ASC 605	ASC Topic 605, Revenue Recognition
ASC 606	ASC Topic 606, Revenue from Contracts with Customers
ASC 740	ASC Topic 740, Income Taxes
ASU	FASB Accounting Standards Update
ASU 2014-09	ASU 2014-09, Revenue from Contracts with Customers (Topic 606)
ASU 2016-01	ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities
ASU 2016-02	ASU 2016-02, Leases (Topic 842)
ASU 2017-01	ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business
ASU 2017-09	ASU 2017-09, Stock Compensation—Scope of Modification Accounting
ASU 2018-02	ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
ASU 2018-03	ASU 2018-03, Technical Corrections and Improvements to Financial Instruments
ASU 2018-09	ASU 2018-09, Codification Improvements
Credit Agreement	The agreements governing the Term Loan Facility and the Revolving Credit Facility
Credit Facilities	The Term Loan Facility together with the Revolving Credit Facility
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	U.S. Financial Accounting Standards Board
HVAC	Heating, ventilation and air conditioning
Indenture

Collectively, the Indenture and First Supplemental Indenture, each dated as of August 16, 2018, among Frontdoor, Wilmington Trust, National Association as trustee, and certain other parties named herein, governing the 2026 Notes

NASDAQ	Nasdaq Global Select Market
Parent	ServiceMaster Global Holdings, Inc.
Registration Statement	Registration Statement on Form 10 (File No. 001-38617), filed with the SEC on August 1, 2018, as amended
Revolving Credit Facility	Our $250 million revolving credit facility
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
ServiceMaster	ServiceMaster Global Holdings, Inc.
SVM	ServiceMaster's wholly-owned subsidiary, The ServiceMaster Company, LLC
Term Loan Facility	Our $650 million senior secured term loan facility
U.S. GAAP	Accounting principles generally accepted in the United States of America
U.S. Tax Reform	The Tax Cuts and Jobs Act enacted on December 22, 2017, which includes significant changes to the U.S. corporate tax system

The following terms in this Quarterly Report on Form 10-Q are our trademarks: frontdoor™, American Home Shield®, HSA®, OneGuard®, Landmark® and the frontdoor logo.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Combined Statements of Operations and Comprehensive Income (Unaudited)

(In millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue	$377	$346	$979	$899
Cost of services rendered	202	168	532	453
Gross Profit	176	179	448	447
Selling and administrative expenses	90	82	259	241
Depreciation expense	3	2	8	7
Amortization expense	2	2	6	6
Restructuring charges	—	4	3	6
Spin-off charges	8	6	23	6
Affiliate royalty expense	1	1	1	1
Interest expense	7	—	7	1
Interest income from affiliate	—	(1)	(2)	(2)
Interest and net investment income	—	(1)	(1)	(1)
Income before Income Taxes	65	83	143	183
Provision for income taxes	16	29	36	67
Net Income	$49	$53	$108	$116
Total Comprehensive Income	$49	$53	$108	$116

See accompanying Notes to the unaudited Condensed Combined Financial Statements

Condensed Combined Statements of Financial Position (Unaudited)

(In millions)

	As of
	September 30,	December 31,
	2018	2017
Assets:
Current Assets:
Cash and cash equivalents	$305	$282
Marketable securities	9	25
Receivables, less allowances of $2 and $1, respectively	11	406
Contract asset	29	—
Prepaid expenses and other assets	7	10
Deferred customer acquisition costs	—	18
Total Current Assets	361	741
Other Assets:
Property and equipment, net	46	31
Goodwill	476	476
Intangible assets, net	160	165
Long-term marketable securities	—	2
Deferred customer acquisition costs	21	—
Other assets	3	1
Total Assets	$1,065	$1,416
Liabilities and Parent's Equity:
Current Liabilities:
Accounts payable	$45	$33
Accrued liabilities:
Payroll and related expenses	9	15
Home service plan claims	77	57
Interest payable	3	—
Other	12	19
Deferred revenue	176	573
Due to Parent	144	—
Current portion of long-term debt	9	9
Total Current Liabilities	476	705
Long-Term Debt	978	—
Other Long-Term Liabilities:
Deferred taxes	43	38
Other long-term obligations	6	11
Total Other Long-Term Liabilities	50	49
Commitments and Contingencies (Note 8)
Parent's Equity:
Net Parent Investment	(439)	661
Total Parent's (Deficit) Equity	(439)	661
Total Liabilities and Parent's Equity	$1,065	$1,416

See accompanying Notes to the unaudited Condensed Combined Financial Statements

Condensed Combined Statement of Changes in Parent’s (Deficit) Equity (Unaudited)

(In millions)

	Net Parent	Total Parent's
	Investment	Equity
Balance December 31, 2016	$560	$560
Net income	15	15
Stock-based compensation expense	1	1
Net transfers to Parent	(7)	(7)
Balance March 31, 2017	$569	$569
Net income	48	48
Stock-based compensation expense	1	1
Net transfers to Parent	(34)	(34)
Balance June 30, 2017	$584	$585
Net income	53	53
Net transfers to Parent	(11)	(11)
Balance September 30, 2017	$627	$627

Balance December 31, 2017	$661	$661
Net income	13	13
Stock-based compensation expense	1	1
Net transfers to Parent	(34)	(34)
Balance March 31, 2018	$642	$642
Net income	45	45
Stock-based compensation expense	1	1
Net transfers to Parent	(30)	(30)
Balance June 30, 2018	$657	$657
Net income	49	49
Stock-based compensation expense	1	1
Net transfers to Parent	(147)	(147)
Non-cash debt exchange with Parent	(1,000)	(1,000)
Balance September 30, 2018	$(439)	$(439)

See accompanying Notes to the unaudited Condensed Combined Financial Statements

Condensed Combined Statements of Cash Flows (Unaudited)

(In millions)

	Nine Months Ended
	September 30,
	2018	2017
Cash and Cash Equivalents at Beginning of Period	$282	$168
Cash Flows from Operating Activities:
Net Income	108	116
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation expense	8	7
Amortization expense	6	6
Deferred income tax provision	5	1
Stock-based compensation expense	3	3
Restructuring charges	3	6
Payments for restructuring charges	(6)	(4)
Spin-off charges	23	6
Payments for spin-off charges	(22)	(3)
Change in working capital, net of acquisitions:
Receivables	5	(70)
Prepaid expenses and other assets	(28)	1
Accounts payable	13	7
Accrued liabilities	15	20
Deferred revenue	(8)	42
Net Cash Provided from Operating Activities	126	136
Cash Flows from Investing Activities:
Purchases of property and equipment	(21)	(9)
Purchases of available-for-sale securities	(16)	(28)
Sales and maturities of available-for-sale securities	33	42
Net Cash (Used for) Provided from Investing Activities	(4)	5
Cash Flows from Financing Activities:
Payments on seller financed debt and capital lease obligations	(6)	(2)
Net transfers to Parent	(74)	(51)
Discount paid on issuance of debt	(2)	—
Debt issuance costs paid	(16)	—
Net Cash Used for Financing Activities	(98)	(53)
Cash Increase During the Period	23	88
Cash and Cash Equivalents at End of Period	$305	$256

See accompanying Notes to the unaudited Condensed Combined Financial Statements frontdoor, inc.

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation

References in this Quarterly Report on Form 10-Q to “Frontdoor,” “we,” “our,” or “us” refer to frontdoor, inc. and all of its operations combined for purposes of its financial statements. Frontdoor is a Delaware corporation with its principal executive offices in Memphis, Tennessee. Amounts presented in accompanying tables may not sum due to rounding.

On July 26, 2017, ServiceMaster announced its intention to spin off the ownership and operations of its businesses operated under the American Home Shield, HSA, OneGuard and Landmark brand names (the “Separated Business”) into a stand-alone publicly traded company (the “Spin-off”). The accompanying condensed combined financial statements represent, on a historical cost basis, the combined assets, liabilities, revenue and expenses related to the Separated Business. Frontdoor was formed as a wholly-owned subsidiary of ServiceMaster on January 2, 2018 for purposes of holding the Separated Business in connection with the Spin-off. During 2018, ServiceMaster contributed the Separated Business to Frontdoor. On October 1, 2018, we settled the net parent investment and the Spin-off was completed by a pro rata distribution to ServiceMaster’s stockholders of approximately 80.2% of our common stock. Each holder of ServiceMaster common stock received one share of our common stock for every two shares of ServiceMaster common stock held at the close of business on September 14, 2018, the record date of the distribution. ServiceMaster structured the distribution to be tax-free to its U.S. stockholders for U.S. federal income tax purposes. As a result of the Spin-off, Frontdoor is now an independent public company trading on NASDAQ under the symbol “FTDR.”

We are the largest provider of home service plans in the United States, as measured by revenue, and operate under the American Home Shield, HSA, OneGuard and Landmark brands. Our customizable home service plans help customers protect and maintain their homes, typically their most valuable asset, from costly and unplanned breakdowns of essential home systems and appliances. Our home service plans cover the repair or replacement of major components of up to 21 household systems and appliances, including electrical, plumbing, central HVAC systems, water heaters, refrigerators, dishwashers and ranges/ovens/cooktops. We serve customers across all 50 states and the District of Columbia.

Throughout the period covered by the accompanying condensed combined financial statements, we operated as a wholly-owned subsidiary of ServiceMaster and separate stand-alone financial statements historically have not been prepared for us. The accompanying condensed combined financial statements have been prepared on a stand-alone basis and are derived from ServiceMaster's consolidated financial statements and accounting records, using ServiceMaster's historical basis in our assets and liabilities before the consummation of the Spin-off. These condensed combined financial statements reflect our financial position, results of operations and cash flows in conformity with U.S. GAAP. Our financial position, results of operations and cash flows may not be indicative of our condition had we been a separate stand-alone entity during the periods presented, nor are the results stated herein necessarily indicative of our financial position, results of operations and cash flows had we operated as a separate, independent company during the periods presented. The accompanying condensed combined financial statements do not reflect any changes that may occur in our financing and operations as a result of the Spin-off.

The accompanying condensed combined financial statements include all revenues, costs, assets and liabilities directly attributable to us. The accompanying condensed combined statements of operations and comprehensive income include allocations of certain costs from ServiceMaster incurred on our behalf. Such corporate-level costs are being allocated to us using methods based on proportionate formulas such as revenue, headcount and others. Such corporate costs include costs pertaining to: accounting and finance, legal, human resources, information technology, insurance, marketing, tax services, procurement services and other costs. We consider the expense allocation methodology and results to be reasonable for all periods presented. However, these allocations may not be indicative of the actual level of expense that we would have incurred if we had operated as a separate stand-alone, publicly traded company during the periods presented nor are these costs necessarily indicative of costs we may incur in the future.

Current and deferred income taxes and related tax expense have been determined based on our stand-alone results by applying ASC 740 as if we were a separate taxpayer, following the separate return methodology. See Note 5 to the accompanying condensed combined financial statements for additional information. Our portion of current income taxes payable is deemed to have been remitted to ServiceMaster in the period the related tax expense was recorded. Our portion of current income taxes receivable is deemed to have been remitted to us by ServiceMaster in the period to which the receivable applies only to the extent that we could have recognized a refund of such taxes on a stand-alone basis under the law of the relevant taxing jurisdiction.

Cash and cash equivalents included in the accompanying condensed combined statements of financial position reflect cash and cash equivalents that are specifically attributable to us. Short and long-term debt included in the accompanying condensed combined statements of financial position reflects debt for which we are the legal obligor; as such, ServiceMaster's debt has not been allocated to us for any of the periods presented. See Note 11 to the accompanying condensed combined financial statements for more information related to our indebtedness.

ServiceMaster maintains various stock-based compensation and employee benefit plans at a corporate level. Our employees participate in those plans, and a portion of the cost of those plans is included in the accompanying condensed combined financial statements.

We recommend that the accompanying condensed combined financial statements be read in conjunction with the audited combined financial statements and the notes thereto included in our Registration Statement. The accompanying condensed combined financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for any interim period are not indicative of the results that might be achieved for a full year.

 Note 2. Significant Accounting Policies

Our significant accounting policies are described in Note 3 to the audited combined financial statements included in our Registration Statement. There have been no material changes to the significant accounting policies for the three and nine months ended September 30, 2018, other than those described below.

Adoption of New Accounting Standards

In May 2014, the FASB issued ASU 2014-09 to provide a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. Frontdoor adopted ASC 606, effective as of January 1, 2018, using the modified retrospective method to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with ASC 605. We implemented internal controls and system functionality where necessary to enable the preparation of financial information on adoption. See Note 3 to the accompanying condensed combined financial statements for more details.

In January 2016, the FASB issued ASU 2016-01 to change how entities measure certain equity investments, to require the disclosure of changes in the fair value of financial liabilities measured under the fair value option that are attributable to a company's own credit, and to change certain other disclosure requirements. The changes in ASU 2016-01 specifically require that the changes in fair value of all investments in equity securities be recognized in net income. In March 2018, the FASB issued ASU 2018-03, which amends ASU 2016-01 and provides further clarification regarding this standard. Frontdoor adopted ASU 2018-03 effective as of January 1, 2018. There was an immaterial impact to the accompanying condensed combined financial statements as a result of our adoption of this standard.

In January 2017, the FASB issued ASU 2017-01, which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses by providing a screen to determine when an integrated set of assets or activities is not a business. Frontdoor adopted ASU 2017-01 effective as of January 1, 2018. There was no impact to the accompanying condensed combined financial statements as a result of our adoption of this standard.

In May 2017, the FASB issued ASU 2017-09, which clarifies the scope of modification accounting for share-based payment arrangements. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions and classification of the awards are the same immediately before and after the modification. Frontdoor adopted ASU 2017-09 effective as of January 1, 2018. There was no impact to the accompanying condensed combined financial statements as a result of our adoption of this standard. We will apply the guidance prospectively to awards modified on or after the adoption date.

In February 2018, the FASB issued ASU 2018-02, allowing a reclassification from AOCI to retained earnings for stranded tax effects resulting from the corporate income tax rate change adopted as part of U.S. Tax Reform. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. As allowed by ASU 2018-02, Frontdoor elected to early adopt the amendments of ASU 2018-02 in the first quarter of 2018, and there was an immaterial impact to the accompanying condensed combined financial statements as a result of our adoption of this standard.

Accounting Standards Issued but Not Yet Effective

In February 2016, the FASB issued ASU 2016-02, which is the final standard on accounting for leases. While both lessees and lessors are affected by the new guidance, the effects on lessees are much more significant. The most significant change for lessees is the requirement under the new guidance to recognize right-of-use assets and lease liabilities for all leases not considered short-term leases. Entities are required to use a modified retrospective approach to adopt the guidance. The amendments in ASU 2016-02 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. We are currently evaluating the impact of the adoption of ASU 2016-02 on our condensed combined financial statements.

To date, we have performed the following actions with respect to the adoption of ASU 2016-02: a transition team has been established to implement the required changes; we have substantially completed an inventory of all of our leases; and an initial assessment of our leases and embedded leases is underway. We expect the adoption of ASU 2016-02 will increase the amount of total assets and liabilities that is reported relative to such amounts prior to adoption.

In July 2018, the FASB issued ASU 2018-09, which does not prescribe any new accounting guidance, but instead makes minor improvements and provides clarifications of several different ASC areas based on comments and suggestions made by various stakeholders. Certain updates are applicable immediately while others provide for a transition period to adopt as part of the next fiscal year beginning after December 15, 2018. We are currently evaluating this guidance to determine the impact it may have on our condensed combined financial statements.

We have reviewed all other recently issued, but not yet effective, accounting pronouncements and does not expect the future adoption of any such pronouncements will have a material impact on our financial condition or results of operations.

Note 3. Revenue

We disaggregate revenue from contracts with customers into major customer acquisition channels. We determined that disaggregating revenue into these categories achieves the disclosure objective to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. We derive all of our revenue from customers in the United States. Revenue by major customer acquisition channel is as follows:

___

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2018	2017	2018	2017
Renewals	$251	$228	$648	$590
Real estate(1)	78	74	205	194
Direct-to-consumer(1)	47	43	122	112
Other	1	1	4	3
Total	$377	$346	$979	$899

_____________________________

(1)	First year revenue only.

At contract inception, we assess the goods and services promised in our contracts with customers and identify a performance obligation for each promise to transfer to the customer a good or service (or a bundle of goods and services) that is distinct. To identify the performance obligation, we consider all of the goods and services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices.

Renewals

Revenue from all customer renewals, whether initiated via the real estate or direct-to-consumer channel, are classified as renewals above. Customer payments for renewals are received either at the commencement of the renewal period or in installments over the contract period, which generates a contract liability.

Real estate

Real estate home service plans are sold through annual contracts in connection with a real estate sale, and payments are typically paid in full at closing, which generates a contract liability. First year revenue from the real estate channel is classified as real estate above.

Direct- to-consumer

Direct-to-consumer home service plans are sold through annual contracts when customers request a service plan in response to marketing efforts or when third-party resellers make a sale. Customer payments are received either at the commencement of the contract or in installments over the contract period, which generates a contract liability. First year revenue from the direct-to-consumer channel is classified as direct-to-consumer above.

We recognize revenue related to each type of contract at the agreed-upon contractual amount over time using the input method in proportion to the costs expected to be incurred in performing services under the contracts. As the costs to fulfill the obligations of the home service plans are incurred on an other than straight-line basis, we utilize historical evidence to estimate the expected claims expense and related timing of such costs. This adjustment to the straight-line revenue creates a contract asset or contract liability. We regularly review our estimates of claims costs and adjust the estimates when appropriate.

Costs to obtain a contract with a customer

We capitalize the incremental costs of obtaining a contract with a customer, primarily commissions, and recognizes the expense on a straight-line basis, as adjusted to match the timing of revenue recognition, over the expected customer relationship period. As of January 1, 2018, the effective date of our adoption of ASC 606, we capitalized a total of $21 million in deferred customer acquisition costs related to contracts that were not completed. As of September 30, 2018, we had capitalized a total of $21 million in deferred customer acquisition costs related to contracts that were not completed. In the three and nine months ended September 30, 2018, the amount of amortization was $6 million and $17 million, respectively. There was no impairment loss in relation to costs capitalized.

Contract balances

Timing of revenue recognition may differ from the timing of invoicing to customers. Contracts with customers, including contracts resulting from customer renewals, are generally for a period of one year. We record a receivable related to revenue recognized on services once we have an unconditional right to invoice and receive payment in the future related to the services provided. All accounts receivables are recorded within Receivables, less allowances, in the accompanying condensed combined statements of financial position.

When revenue is recognized on monthly-pay customers before being billed, a contract asset is created. Deferred revenue represents a contract liability and is recognized when cash payments are received in advance of the performance of services, including when the amounts are refundable. Amounts are recognized as revenue in proportion to the costs expected to be incurred in performing services under our contracts. As of September 30, 2018, a contract asset of $29 million was recorded related to the recognition of monthly-pay customer revenue on an other than straight-line basis to match the timing of cost recognition. There was no such contract asset recorded as of December 31, 2017. Deferred revenue was $176 million and $573 million as of September 30, 2018 and December 31, 2017, respectively.

Changes in deferred revenue for the nine months ended September 30, 2018, were as follows:

(In millions)	Deferred revenue
Balance as of January 1, 2018	$183
Deferral of revenue	316
Recognition of deferred revenue	(323)
Balance as of September 30, 2018	$176

There was approximately $39 million and $181 million of revenue recognized in the three and nine months ended September 30, 2018, respectively, that was included in the deferred revenue balance as of January 1, 2018.

Arrangements with Multiple Performance Obligations

Our contracts with customers may include multiple performance obligations. For such arrangements, we allocate revenue to each performance obligation based on its relative stand-alone selling price. Any discounts given are allocated to the services to which the discounts relate.

Practical Expedients and Exemptions

We offer certain interest-free contracts to customers where payments are received over a period not exceeding one year. Additionally, customers have the option to pay for an annual home service plan in advance. We do not adjust the promised amount of consideration for the effects of these financing components. At contract inception, the period of time between the performance of services and the customer payment is generally one year or less. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to taxing authorities. We do not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

Certain non-commission related incremental costs to obtain a contract with a customer are expensed as incurred because the amortization period would have been one year or less. These costs are included in Selling and administrative expenses in the accompanying condensed combined statements of operations and comprehensive income.

We utilize the portfolio approach to recognize revenue in situations where a portfolio of contracts have similar characteristics. The revenue recognized under the portfolio approach is not materially different than if every individual contract in the portfolio was accounted for separately.

Impact of ASC 606 on the Condensed Combined Financial Statements

We recorded a net increase to opening net parent investment of $2 million, net of tax, as of January 1, 2018, due to the cumulative impact of adopting ASC 606. Under ASC 606, commission costs incremental to a successful sale are deferred and recognized in the condensed combined statements of operations and comprehensive income over the expected customer relationship period. Previously, commissions and other sales-related costs were deferred and recognized over the initial contract period.

Changes to the accompanying condensed combined statements of financial position due to the adoption of ASC 606 include: (i) the reclassification of receivables to contract assets which are presented net of contract liabilities within deferred revenue and (ii) the reclassification of deferred customer acquisition costs to long-term assets as costs are recognized over the expected customer relationship period, which is in excess of one year. Prior to the adoption of ASC 606, when a customer elected to pay for their home service plan on a monthly basis, receivables and deferred revenue were recorded based on the total amount due from the customer. Receivables were reduced as amounts were paid, and deferred revenue was amortized over the life of the contract. Following the adoption of ASC 606, only the portion of the contract that is due in the current month will be recorded within receivables.

The following tables compare affected lines of the accompanying condensed combined financial statements as prepared under the provisions of ASC 606 to a presentation of these condensed combined financial statements under the prior revenue recognition guidance:

	As of September 30, 2018
Condensed Combined Statement of Financial Position	As reported	Under Prior Revenue Recognition Guidance
Current Assets:
Receivables	$11	$486
Contract asset	29	—
Deferred customer acquisition costs	—	18
Other Assets:
Deferred customer acquisition costs	21	—
Total Assets	$1,065	$1,508

Current Liabilities:
Deferred revenue	$176	$622
Other Long-Term Liabilities:
Deferred taxes	43	43
Total Liabilities	1,504	1,807
Net Parent Investment	(547)	(550)
Net Income	108	108
Liabilities and Parent's Equity	$1,065	$1,508

	Three Months Ended		Nine Months Ended
	September 30, 2018		September 30, 2018
Condensed Combined Statement of Operations and Comprehensive Income	As reported	Under Prior Revenue Recognition Guidance	As reported	Under Prior Revenue Recognition Guidance
Selling and administrative expenses	$90	$90	$259	$259
Provision for income taxes	16	16	36	36
Net Income	$49	$49	$108	$108

The adoption of ASC 606 had no significant impact on our cash flows. The aforementioned impacts resulted in offsetting shifts within cash flows from operations.

Note 4. Goodwill and Intangible Assets

Goodwill and indefinite-life intangible assets are not amortized and are subject to assessment for impairment by applying a fair-value based test on an annual basis or more frequently if circumstances indicate a potential impairment. Our annual assessment date is October 1. The balance of goodwill was $476 million as of September 30, 2018 and December 31, 2017. There were no goodwill or trade name impairment charges recorded in the three and nine months ended September 30, 2018 and 2017. There were no accumulated impairment losses recorded as of September 30, 2018 and December 31, 2017.

The table below summarizes the other intangible asset balances:

	As of September 30, 2018			As of December 31, 2017
(In millions)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trade names(1)	$140	$—	$140	$140	$—	$140
Customer relationships	173	(164)	9	172	(160)	12
Other	32	(21)	11	32	(19)	13
Total	$345	$(185)	$160	$344	$(179)	$165

___________________________________

(1)	Not subject to amortization.

Amortization expense was $2 million for each of the three months ended September 30, 2018 and 2017, and $6 million for each of the nine months ended September 30, 2018 and 2017.  For the existing intangible assets, we anticipate amortization expense for the remainder of 2018 and each of the next five years to be approximately $2 million, $6 million, $5 million, $4 million, $1 million and $1 million, respectively.

Note 5. Income Taxes

As required by ASC 740, we compute interim period income taxes by applying an anticipated annual effective tax rate to our year-to-date income or loss from operations before income taxes, except for significant unusual or infrequently occurring items. Our estimated tax rate is adjusted each quarter in accordance with ASC 740.

The effective tax rate on income was 24 percent and 36 percent for the three months ended September 30, 2018 and 2017, respectively, and 25 percent and 37 percent for the nine months ended September 30, 2018 and 2017, respectively. The effective tax rates on income for the three and nine months ended September 30, 2018 were reduced primarily by the reduction in the U.S. federal corporate income tax rate from 35 percent to 21 percent. The effective tax rates on income for the three and nine months ended September 30, 2017 were reduced primarily by excess tax benefits for share-based awards.

As of September 30, 2018 and December 31, 2017, we had $6 million and $4 million, respectively, of tax benefits primarily reflected in federal and state tax returns that have not been recognized for financial reporting purposes. Our policy is to recognize potential interest and penalties related to our tax positions within the tax provision. Total interest and penalties included in the accompanying condensed combined statements of operations and comprehensive income are immaterial.

On December 22, 2017, U.S. Tax Reform was signed into law. This legislation includes numerous changes in existing tax law, including a permanent reduction in the federal corporate income tax rate from 35 percent to 21 percent, effective January 1, 2018. The adjustments to deferred tax assets and liabilities are provisional amounts estimated based on information available as of December 31, 2017. As described below, we have made reasonable estimates. At September 30, 2018, we have considered all available information. These amounts are subject to change as we obtain information necessary to complete the calculations. We will recognize any changes to the provisional amounts as we refine our estimates of our deferred tax assets and liabilities and our interpretations of the application of U.S. Tax Reform. We expect to complete our analysis of the provisional items during the fourth quarter of 2018. The effects of other provisions of U.S. Tax Reform are not expected to have a material impact on our condensed combined financial statements.

Corporate Tax Rate Change

We are subject to the provisions of ASC 740-10, which requires that the effect on deferred tax assets and liabilities of a change in tax rates be recognized in the period the tax rate change was enacted. We remeasured deferred tax assets and liabilities based on the new U.S. tax rates at which they are expected to reverse in the future, which is generally 21 percent. The provisional amount recorded at December 31, 2017 relating to the remeasurement of these deferred tax balances was a net reduction of total deferred tax liabilities of $20 million. During the third quarter of 2018, we recorded a provisional discrete net tax expense of $1 million related to adjustments to the remeasurement of certain deferred tax assets and liabilities as a result of the U.S. federal tax return filing and other related matters. We are still analyzing certain aspects of U.S. Tax Reform and refining our calculations, which could potentially affect these deferred tax balances or potentially give rise to changes in existing deferred tax amounts. Any subsequent adjustment to these amounts will be recorded to tax expense in the fourth quarter of 2018 when the full analysis is complete.

Deferred Tax Analysis

U.S. Tax Reform changes the treatment of certain income and expense items for which we record deferred tax assets and liabilities. We have assessed our valuation of deferred tax assets and liabilities at September 30, 2018, as well as valuation allowance analyses affected by various aspects of the U.S. Tax Reform. We have recorded no provisional amounts related to valuation allowances and revaluation of deferred tax assets affected by various aspects of U.S. Tax Reform. However, we are still analyzing certain aspects of the U.S. Tax Reform and refining our calculations, which could potentially affect the valuation of these balances.

Note 6. Restructuring Charges

We incurred restructuring charges of less than $1 million (less than $1 million, net of tax) and $4 million ($3 million, net of tax) for the three months ended September 30, 2018 and 2017, respectively, and $3 million ($2 million, net of tax) and $6 million ($3 million, net of tax) for the nine months ended September 30, 2018 and 2017, respectively.

For the three months and nine months ended September 30, 2018, restructuring charges primarily include an allocation of severance costs related to actions taken to enhance capabilities and reduce costs in ServiceMaster's corporate functions that provide company-wide administrative services to support operations. Amounts also include non-personnel charges primarily relating to the relocation to our corporate headquarters.

For the three months and nine months ended September 30, 2017, restructuring charges primarily represent an allocation of severance costs at ServiceMaster and non-personnel charges primarily relating to the relocation of our corporate headquarters.

The pre-tax charges discussed above are reported in Restructuring charges in the accompanying condensed combined statements of operations and comprehensive income. Certain restructuring comparative figures in the accompanying condensed combined statements of cash flows have been reclassified to conform to the current year presentation.

A  reconciliation of the beginning and ending balances of accrued restructuring charges, which are included in Accrued liabilities—Other in the accompanying condensed combined statements of financial position, is presented as follows:

(In millions)	Accrued Restructuring Charges
Balance as of December 31, 2017	$3
Costs incurred	3
Costs paid or otherwise settled	(6)
Balance as of September 30, 2018	$—

Balance as of December 31, 2016	$—
Costs incurred	6
Costs paid or otherwise settled	(4)
Balance as of September 30, 2017	$2

Note 7. Spin-off Charges

We incurred Spin-off charges of $8 million ($6 million, net of tax) and $6 million ($5 million, net of tax) for the three months ended September 30, 2018 and 2017, respectively, and $23 million ($18 million, net of tax) and $6 million ($5 million, net of tax), for the nine months ended September 30, 2018 and 2017, respectively.

At December 31, 2017, we had $1 million of Spin-off charges accrued and $2 million of prepaid Spin-off charges which were recognized during the nine months ended September 30, 2018. As of September 30, 2018, there were no unpaid or accrued amounts in the accompanying condensed combined statements of financial position.

These charges include nonrecurring costs incurred to evaluate, plan and execute the Spin-off and are primarily related to third-party consulting and other incremental costs directly associated with the Spin-off process.

We expect to incur aggregate charges related to the Spin-off of approximately $25 million in 2018. In addition, incremental capital expenditures required to effect the Spin-off in 2018 will range from $15 million to $20 million in the aggregate, principally reflecting costs to replicate information technology systems historically shared by ServiceMaster.

Note 8. Commitments and Contingencies

We lease certain property and equipment under various operating lease arrangements. Most of the property leases provide that we pay taxes, insurance and maintenance applicable to the leased premises. As leases for existing locations expire, we expect to renew the leases or substitute another location and lease. Rental expense, including allocated corporate rent, was $2 million and $1 million for the three months ended September 30, 2018 and 2017, respectively, and $4 million for each of the nine months ended September 30, 2018 and 2017, respectively.

We also accrue for home service plan claims in Accrued liabilities—Home service plan claims. Accruals for home service plan claims are made based on our claims experience and actuarial projections. Our actuary performs a reserve analysis utilizing generally accepted actuarial methods that incorporate cumulative historical claims experience and information provided by us. We regularly review our estimates of claims costs and adjust the estimates when appropriate. Reserves are established based on the ultimate cost to settle claims. Home service plan claims take about three months to settle, on average, and substantially all claims are settled within six months. The amount of time required to settle a claim can vary based on a number of factors, including whether a replacement is ultimately required. During the nine months ended September 30, 2018, we revised our previous estimate of contract claims as of December 31, 2017 and increased contract claims accruals by $7 million. Current activity could differ causing further changes in estimates.

Due to the nature of our business activities, we are at times subject to pending and threatened legal and regulatory actions that arise out of the ordinary course of business. In the opinion of management, based in part upon advice of legal counsel, the disposition of any such matters is not expected, individually or in the aggregate, to have a material adverse effect on our results of operations, financial condition or cash flows. However, the results of legal actions cannot be predicted with certainty. Therefore, it is possible that our results of operations, financial condition or cash flows could be materially adversely affected in any particular period by the unfavorable resolution of one or more legal actions.

Note 9. Related Party Transactions

Pre-Separation Period

We have historically been managed and operated in the normal course of business by ServiceMaster along with other businesses. Accordingly, certain shared costs have been allocated to us and reflected as expenses in the accompanying condensed combined financial statements. Our management and the management of ServiceMaster consider the expenses included and the allocation methodologies used to be reasonable and appropriate reflections of the historical ServiceMaster expenses attributable to us for purposes of the accompanying condensed combined financial statements; however, the expenses reflected in the accompanying condensed combined financial statements may not be indicative of the actual expenses that would have been incurred during the periods presented if we historically operated as a separate, stand-alone entity. In addition, the expenses reflected in the accompanying condensed combined financial statements may not be indicative of related expenses that we could incur in the future.

Corporate expenses

The accompanying condensed combined financial statements include transactions with ServiceMaster for services (such as executive functions, information systems, accounting and finance, human resources, legal and general corporate expenses) that were provided to us by the centralized ServiceMaster organization. Corporate-level items also include personnel-related expenses of corporate employees (such as salaries, insurance coverage, stock-based compensation costs, etc.). Throughout the period covered by the accompanying condensed combined financial statements, the costs of such functions, services and items have been directly charged or allocated to us using methods management believes are reasonable. The methods for allocating functions, services and items to us are based on proportional allocation bases which include revenue, headcount and others. All such costs have been deemed to have been incurred and settled through net parent investment in the period in which the costs were recorded. Directly charged corporate expenses are included in Selling and administrative expenses in the accompanying condensed combined statements of operations and comprehensive income in the amounts of $7 million and $3 million for the three months ended September 30, 2018 and 2017, respectively, and $14 million and $10 million for the nine months ended September 30, 2018 and 2017, respectively. Allocated corporate expenses are also included in Selling and administrative expenses in the accompanying condensed combined statements of operations and comprehensive income in the amounts of $11 million and $10 million for the three months ended September 30, 2018 and 2017, respectively, and $35 million and $36 million for the nine months ended September 30, 2018 and 2017, respectively.

ServiceMaster trade and service marks

We had a trademark license agreement with ServiceMaster in which we were charged a royalty fee for the use of ServiceMaster-owned trade and service marks. The royalty fee was 0.175 percent of our customer revenues for the period. The royalty fee is included within Affiliate royalty expense in the accompanying condensed combined statements of operations and comprehensive income in the amounts $1 million for each of the three and nine months ended September 30, 2018 and 2017. The trademark license agreement with ServiceMaster has been terminated in connection with the Spin-off.

Health insurance coverage

ServiceMaster administers a self-insured health insurance program for its employees, including, through June 30, 2018, our employees. We paid premiums to ServiceMaster for this coverage, which were based on the number of our employees in the medical plan. These premiums are reflected in the accompanying condensed combined statements of operations and comprehensive income in the amounts of $2 million for the three months ended September 30, 2017 and $6 million for each of the nine months ended September 30, 2018 and 2017. As we entered into a separate health insurance program effective July 1, 2018, there are no premiums associated with ServiceMaster’s program recorded in the three months ended September 30, 2018. In addition to these costs, a portion of medical insurance costs for corporate employees have been allocated to us through the corporate expense allocation discussed under the heading “Corporate expenses” above.

Risk management

ServiceMaster carries insurance policies on insurable risks at levels which it believes to be appropriate. ServiceMaster purchases insurance policies from third-party insurance carriers, which typically incorporate significant deductibles or self-insured retentions. Prior to the Spin-off, we paid a premium to ServiceMaster in exchange for the coverage provided. Expenses related to coverage provided by ServiceMaster and changes in ultimate losses relating to self-insured programs are reflected in the accompanying condensed combined statements of operations and comprehensive income in the amount of $1 million for each of the three months ended September 30, 2018 and 2017, and $2 million for each of the nine months ended September 30, 2018 and 2017. We have no captive insurer to provide a self-insured retention program following the Spin-off.

Due to Parent

Due to Parent on the accompanying condensed combined statements of financial position of $144 million as of September 30, 2018 represents the inter-company balance due to ServiceMaster. This amount was settled in cash after the Spin-off. See Note 17 to the accompanying condensed combined financial statements for more information regarding this cash settlement.

Agreements with ServiceMaster

In connection with the Spin-off, we entered into various agreements with ServiceMaster to provide a framework for our relationship with ServiceMaster after the Spin-off, including the following agreements:

•

Separation and Distribution Agreement. This agreement identifies the assets to be transferred, the liabilities to be assumed and the contracts to be assigned to each of Frontdoor and ServiceMaster as part of the Spin-off and provides for when and how these transfers, assumptions and assignments will occur.

•

Transition Services Agreement. Pursuant to this agreement, ServiceMaster and Frontdoor will provide certain services to one another on an interim, transitional basis.  The services to be provided include certain information technology services, finance and accounting services and human resource and employee benefits services.  The agreed-upon charges for such services are generally intended to allow the providing company to recover all costs and expenses of providing such services.

•

Tax Matters Agreement. This agreement governs the respective rights, responsibilities and obligations of ServiceMaster and Frontdoor after the Spin-off with respect to taxes (including taxes arising in the ordinary course of business and taxes, if any, incurred as a result of any failure of the Spin-off and certain related transactions to qualify as tax-free for U.S. federal income tax purposes), tax attributes, the preparation and filing of tax returns, tax elections, the control of audits and other tax proceedings and assistance and cooperation in respect of tax matters.

•

Employee Matters Agreement. This agreement allocates liabilities and responsibilities relating to employment matters, employee compensation and benefits plans and programs and other related matters.  The agreement governs certain compensation and employee benefit obligations with respect to the current and former employees and non-employee directors of each company.

•

Stockholders and Registration Rights Agreement. Pursuant to this agreement, Frontdoor agrees that, upon the request of ServiceMaster, Frontdoor will use its reasonable best efforts to effect the registration under applicable federal and state securities laws of any shares of Frontdoor common stock retained by ServiceMaster.

Note 10. Stock-Based Compensation

Certain of our employees participate in stock-based compensation plans sponsored by ServiceMaster. ServiceMaster's stock-based compensation plans include incentive compensation plans. All awards granted under the plans are based on ServiceMaster's common shares and, as such, are reflected in ServiceMaster's consolidated statements of stockholders' equity and not in our combined statements of stockholders' equity. Stock-based compensation expense includes expense attributable to us based on the awards and terms previously granted to our employees and an allocation of ServiceMaster's corporate and shared functional employee expenses.

We recognized stock-based compensation expense of $1 million ($1 million, net of tax) and less than $1 million (less than $1 million, net of tax) for the three months ended September 30, 2018 and 2017, respectively, and $3 million ($2 million, net of tax) for each of the nine months ended September 30, 2018 and 2017. These charges are included in Selling and administrative expenses in the accompanying condensed combined statements of operations and comprehensive income.

Note 11. Long-Term Debt

Long-term debt is summarized in the following table:

	As of
	September 30,	December 31,
(In millions)	2018	2017
Term Loan Facility maturing in 2025(1)	$640	$—
Revolving Credit Facility maturing in 2023	—	—
2026 Notes(2)	344	—
Other	3	9
Less current portion	(9)	(9)
Total long-term debt	$978	$—

___________________________________

(1)	As of September 30, 2018, presented net of $8 million in unamortized debt issuance costs and $2 million in unamortized original issue discount paid.
(2)	As of September 30, 2018, presented net of $6 million in unamortized debt issuance costs.

On August 16, 2018, we engaged in a series of financing transactions pursuant to which we incurred long-term debt consisting of the Term Loan Facility and the 2026 Notes. The proceeds of the debt was attributed directly to SVM and as such is reflected as a non-cash distribution in the accompanying condensed combined financial statements.

Credit Facilities

On August 16, 2018, we entered into the Credit Agreement, providing for the Term Loan Facility maturing August 16, 2025 and the Revolving Credit Facility, which terminates on August 16, 2023. The interest rates applicable to the Term Loan Facility and the Revolving Credit Facility are based on a fluctuating rate of interest measured by reference to either, at our option, (i) an adjusted LIBOR plus a margin of 2.50% per annum or (ii) an alternate base rate plus a margin of 1.50% per annum.

The obligations under the Credit Agreement are guaranteed by certain subsidiaries (collectively, the “Guarantors”) and are secured by substantially all of the tangible and intangible assets of Frontdoor and the Guarantors, subject to certain customary exceptions.

The Revolving Credit Facility provides for senior secured revolving loans and stand-by and other letters of credit. The Revolving Credit Facility limits outstanding letters of credit to $25 million. As of September 30, 2018, there were no letters of credit outstanding and there was $250 million of available borrowing capacity under the Revolving Credit Facility.

The Credit Agreement contains customary affirmative and negative covenants, including limitations on the incurrence of indebtedness, liens, ability to engage in certain fundamental transactions, make certain dispositions, make certain restricted payments and engage in transactions with affiliates. The Credit Agreement also contains a financial covenant requiring the maintenance of a Consolidated First Lien Leverage Ratio, as defined in the Credit Agreement, of not greater than 3.50 to 1.00 at the end of each fiscal quarter for which the amount of obligations outstanding under the Revolving Credit Facility (subject to certain exceptions, as set forth in the Credit Agreement) exceeds 30% of the aggregate amount of Revolving Commitments, as defined in the Credit Agreement. We believe this covenant is the only significant restrictive covenant in the Credit Agreement. As of September 30, 2018, we were in compliance with the financial covenants under the Credit Agreement that were in effect on such date.

2026 Notes

On August 16, 2018, Frontdoor issued the 2026 Notes in a transaction that was exempt from registration under the Securities Act. The 2026 Notes are jointly and severally guaranteed on a senior unsecured basis by the Guarantors.

The 2026 Notes are governed by the Indenture. Pursuant to the Indenture, we are able to redeem the 2026 Notes, in whole or in part, at any time and from time to time prior to August 15, 2021 at a redemption price equal to 100% of the principal amount thereof plus the applicable “make whole” premium, plus accrued and unpaid interest, if any, to, but not including, the redemption date. Also pursuant to the Indenture, we are able to redeem the 2026 Notes, in whole or in part, at any time and from time to time on and after August 15, 2021 at the redemption prices set forth in the Indenture, plus accrued and unpaid interest, if any, to, but not including, the relevant date of redemption. In addition, we are able to redeem up to 40% of the 2026 Notes, at any time and from time to time prior to August 15, 2021, in an amount not to exceed the net cash proceeds of one or more equity offerings, at a redemption price set forth in the Indenture, plus accrued and unpaid interest, if any, to, but not including, the redemption date.

If we experience a Change of Control Triggering Event (as defined in the Indenture), we must offer to purchase all of the 2026 Notes (unless otherwise redeemed) at a price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to, but not including, the purchase date.

The Indenture contains covenants that, among other things, limit the ability of Frontdoor and its restricted subsidiaries, as described in the Indenture, to: issue, assume, guarantee or incur additional indebtedness; pay dividends or make distributions or purchase or otherwise acquire or retire for value capital stock or subordinated obligations; issue certain preferred stock or similar equity securities; make loans and investments; create restrictions on the ability of Frontdoor’s restricted subsidiaries to make payments or distributions to Frontdoor; enter into certain transactions with affiliates; sell or otherwise dispose of assets, including capital stock of subsidiaries; incur liens; and, in the case of Frontdoor, merge, consolidate or convey, transfer or lease all of substantially all of the assets of Frontdoor and its restricted subsidiaries taken as a whole.  Most of these covenants will be suspended during any period in which the 2026 Notes have investment grade ratings from both Moody’s Investors Service, Inc. (or its successors) and Standard & Poor’s Ratings Services (or its successors).

The 2026 Notes are unsecured obligations and rank equally in right of payment with all of our other existing and future senior unsecured indebtedness. The subsidiary guarantees of the 2026 Notes are senior unsecured obligations of the Guarantors and rank equally in right of payment with all of the existing and future senior unsecured indebtedness of our non-guarantor subsidiaries. The 2026 Notes are effectively junior to all of our existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness.

Note 12. Supplemental Cash Flow Information

Supplemental information relating to the accompanying condensed combined statements of cash flows is presented in the following table:

	Nine Months Ended
	September 30,

(In millions)	2018	2017
Cash paid for or (received from):
Interest expense	$4	$—
Interest and dividend income	(1)	(1)

We acquired $1 million and less than $1 million of property and equipment through capital leases and other noncash financing transactions in the nine months ended September 30, 2018 and 2017, respectively, which have been excluded from the condensed combined statements of cash flows as non-cash investing and financing activities.

On August 16, 2018, we incurred long-term debt consisting of the Term Loan Facility and the 2026 Notes in favor of SVM. We did not receive any cash proceeds as a result of these transactions, and they are not reflected in the accompanying condensed combined statements of cash flows.

Note 13. Cash and Marketable Securities

Cash, money market funds and certificates of deposits with maturities of three months or less when purchased are included in Cash and cash equivalents in the accompanying condensed combined statements of financial position. As of September 30, 2018 and December 31, 2017, marketable securities primarily consisted of treasury bills with maturities of less than one year and are classified as available-for-sale securities. Long-term marketable securities at December 31, 2017 consisted primarily of common equity securities allocated to us from ServiceMaster’s deferred compensation plan, which were not transferred to us as part of the Spin-off.

Realized gains and losses of less than $1 million related to the fair value remeasurement of the common equity securities were recognized in Interest and net investment income in the accompanying condensed combined statements of operations and comprehensive income for each of the three and nine months ended September 30, 2018 and 2017. Unrealized gains and losses on marketable securities of less than $1 million were recognized in the accompanying condensed combined statements of financial position as of September 30, 2018 and December 31, 2017.

We periodically review our debt securities to determine whether there has been an other than temporary decline in value. There were no impairment charges due to declines in the value of these investments for the three and nine months ended September 30, 2018 and 2017.

The table below summarizes proceeds from sale of securities, maturities of available-for-sale securities and gross realized (gains) losses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2018	2017	2018	2017
Proceeds from sale of securities	$16	$11	$17	$12
Maturities of available-for-sale securities	6	15	15	30
Gross realized (gains) losses	—	—	—	—

Note 14. Comprehensive Income

Comprehensive income, which primarily includes net income and unrealized gains on marketable securities, is disclosed in the accompanying condensed combined statements of operations and comprehensive income. Amounts included in other comprehensive income including unrealized gains on marketable securities, as well as reclassifications out of AOCI upon the adoption of ASU 2016-01, were less than $1 million, net of taxes, for each of the three and nine months ended September 30, 2018 and 2017.

Note 15. Fair Value Measurements

We estimate fair value at a price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal market for the asset or liability. The valuation techniques require inputs that the business categorizes using a three-level hierarchy, from highest to lowest level of observable inputs, as follows: (1) unadjusted quoted prices for identical assets or liabilities in active markets ("Level 1"), (2) direct or indirect observable inputs, including quoted prices or other market data, for similar assets or liabilities in active markets or identical assets or liabilities in less active markets ("Level 2") and (3) unobservable inputs that require significant judgment for which there is little or no market data ("Level 3"). When multiple input levels are required for a valuation, we categorize the entire fair value measurement according to the lowest level of input that is significant to the measurement, even though we may have also utilized significant inputs that are more readily observable.

The period-end carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The period-end carrying amounts of short- and long-term marketable securities also approximate fair value and primarily consists of available-for-sale debt securities. Unrealized gains and losses are reported net of tax as a component of AOCI in the accompanying condensed combined statements of financial position. Any unrealized losses where the decline in value is other than temporary are reported in Interest and net investment income in the accompanying condensed combined statements of operations and comprehensive income. There were no other than temporary declines in value for the periods ended September 30, 2018 and 2017. The carrying amount of total debt was $987 million and $9 million, and the estimated fair value was $1,017 million and $9 million as of September 30, 2018 and December 31, 2017, respectively.  The fair value of Frontdoor’s debt is estimated based on available market prices for the same or similar instruments that are considered significant other observable inputs (Level 2) within the fair value hierarchy. The fair values presented reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value estimates presented in this report are based on information available to us as of September 30, 2018 and December 31, 2017.

The carrying amount and estimated fair value of our financial instruments that are recorded at fair value on a recurring basis for the periods presented are as follows:

			Estimated Fair Value Measurements
(In millions)	Statement of Financial Position Location	Carrying Value	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2018:
Financial Assets:
Investments in marketable securities	Marketable securities	9	9	—	—
Total financial assets		$9	$9	$—	$—
As of December 31, 2017:
Financial Assets:
Deferred compensation trust assets	Long-term marketable securities	$1	$1	$—	$—
Investments in marketable securities	Marketable securities and Long-term marketable securities	26	25	1	—
Total financial assets		$27	$26	$1	$—

Note 16. Pro Forma Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period, increased to include the number of shares of common stock that would have been outstanding had potentially dilutive shares of common stock been issued.

At the date of distribution, we had 84,515,619 common shares outstanding. The calculation of both basic and diluted earnings per share for the three and nine months ended September 2018 and 2017 utilizes the common shares at the date of distribution as the basis for the calculation of weighted-average common shares outstanding for periods prior to the Spin-off, because at that time we did not operate as a separate, stand-alone entity, and no equity-based awards were outstanding prior to the date of distribution.

Basic and diluted earnings per share are calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share data)	2018	2017	2018	2017
Net income	$49	$53	$108	$116
Weighted-average common shares outstanding - basic and diluted	84.5	84.5	84.5	84.5
Pro forma earnings per share - basic	$0.58	$0.63	$1.28	$1.37
Pro forma earnings per share - diluted	$0.58	$0.63	$1.28	$1.37

Note 17. Subsequent Events

Cash Settlement with ServiceMaster

In connection with the Spin-off and effective as of October 1, 2018, the inter-company balance due to ServiceMaster of $144 million recorded in Due to Parent on the accompanying condensed combined statements of financial position was settled in cash with ServiceMaster. Additionally, in connection with the Spin-off and effective as of October 1, 2018, ServiceMaster contributed $81 million of cash to us. The effect of these transactions reduced the $314 million of Cash and cash equivalents and Marketable securities as of September 30, 2018 to $251 million of Cash and cash equivalents and Marketable securities as of October 1, 2018.

Interest Rate Swap

On October 24, 2018, we entered into an interest rate swap agreement effective October 31, 2018 that expires on August 16, 2025. The notional amount of the agreement was $350 million. Under the terms of the agreement, we will pay a fixed rate of interest of 3.0865% on the $350 million notional amount, and we will receive a floating rate of interest (based on one-month LIBOR, subject to a floor of zero percent) on the notional amount.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including, in particular, projected future performance and any statements about our plans, strategies and prospects. Forward-looking statements can be identified by the use of forward-looking terms such as “believe,” “expect,” “may,” “will,” “shall,” “should,” “would,” “could,” “expect,” “anticipate,” “estimate,” “intend,” “aim,” or other comparable terms. These forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control.  Such risks and uncertainties include, but are not limited to:

•	weakening general economic conditions, especially as they may affect home sales, unemployment and consumer confidence or spending levels;
•	our ability to generate the significant amount of cash needed to fund our operations and service our debt obligations to be incurred;
•	our ability to successfully implement our business strategies;
•	compliance with, or violation of, laws and regulations, including consumer protection laws;
•	it may be more difficult for us to satisfy our obligations to our creditors, resulting in possible defaults on, and acceleration of, such indebtedness;
•	cyber security breaches, disruptions or failures in our information technology systems and our failure to protect the security of personal information about our customers;
•	our ability to attract and retain key personnel, including our ability to attract, retain and maintain positive relations with third-party contractors and vendors;
•	adverse weather conditions;
•	adverse credit and financial markets impeding access and leading to increased financing costs;
•	increases in minimum wage levels;
•	changes in the source and intensity of competition in our segment;
•	our third-party contractors and vendors taking actions that harm our business;
•	changes in our services or products;
•	our ability to protect our intellectual property and other material proprietary rights;
•	negative reputational and financial impacts resulting from future acquisitions or strategic transactions;
•	laws and governmental regulations increasing our legal and regulatory expenses;
•	increases in interest rates increasing the cost of servicing our substantial indebtedness to be incurred;
•	increased borrowing costs due to lowering or withdrawal of the ratings, outlook or watch assigned to us, our debt securities to be issued or our credit facilities to be incurred;
•	restrictions contained in our debt agreements;
•	the effects of our substantial indebtedness and the limitations contained in the agreements governing such indebtedness; and
•	other factors described in this information statement and from time to time in documents that we file with the SEC.

We caution you that forward-looking statements are not guarantees of future performance or outcomes and that actual performance and outcomes, including, without limitation, our actual results of operations, financial condition and liquidity, and the development of the market segments in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this news release. For a discussion of other important factors that could cause our results to differ materially from those expressed in, or implied by, the forward-looking statements included in this report, you should refer to the risks and uncertainties detailed from time to time in our periodic reports filed with the SEC as well as the disclosure contained under the heading “Risk Factors” in our Registration Statement. Except as required by law, we do not undertake any obligation to update or revise these forward-looking statements to reflect new information or events or circumstances that occur after the date of this report or to reflect the occurrence of unanticipated events or otherwise.

Available Information

Our website address is www.frontdoorhome.com. We use our website as a channel of distribution for company information. We will make available free of charge on the Investor section of our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act. We also make available through our website other reports filed with or furnished to the SEC under the Exchange Act, including our proxy statements and reports filed by officers and directors under Section 16(a) of the Exchange Act, as well as our Code of Conduct. Financial and other material information regarding Frontdoor is routinely posted on our website and is readily accessible. We do not intend for information contained in our website to be part of this Quarterly Report on Form 10-Q.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the unaudited condensed combined financial statements and related notes included in Part 1, Item 1 of this Quarterly Report on Form 10-Q, the audited historical condensed combined financial statements and the notes thereto included in our Registration Statement and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Registration Statement. References in this Quarterly Report on Form 10-Q to “Frontdoor,” “we,” “our,” or “us” refer to frontdoor, inc. and all of its operations combined for purposes of its financial statements.

Business Overview

We are the largest provider of home service plans in the United States, as measured by revenue, and operate under the American Home Shield, HSA, OneGuard and Landmark brands. Our customizable home service plans help customers protect and maintain their homes, typically their most valuable asset, from costly and unplanned breakdowns of essential home systems and appliances. Our home service plans cover the repair or replacement of major components of up to 21 household systems and appliances, including electrical, plumbing, central HVAC systems, water heaters, refrigerators, dishwashers and ranges/ovens/cooktops. We serve customers across all 50 states and the District of Columbia. For the year ended December 31, 2017, our total operating revenue included 66 percent of revenue derived from existing customer renewals, while 22 percent and 12 percent were derived from new unit sales made in conjunction with existing home resale transactions and direct-to-consumer sales, respectively.

The Spin-off

On July 26, 2017, ServiceMaster announced the Spin-off. The condensed combined financial statements included in Part 1, Item of this report represent, on a historical cost basis, the combined assets, liabilities, revenue and expenses related to the Separated Business. Frontdoor was formed as a wholly-owned subsidiary of ServiceMaster on January 2, 2018 for purposes of holding the Separated Business in connection with the Spin-off. During 2018, ServiceMaster contributed the Separated Business to Frontdoor. On October 1, 2018, we settled the net parent investment and the Spin-off was completed by a pro rata distribution to ServiceMaster’s stockholders of approximately 80.2% of our common stock. Each holder of ServiceMaster common stock received one share of our common stock for every two shares of ServiceMaster common stock held at the close of business on September 14, 2018, the record date of the distribution. ServiceMaster structured the distribution to be tax-free to its U.S. stockholders for U.S. federal income tax purposes. As a result of the Spin-off, Frontdoor is now an independent public company trading on NASDAQ under the symbol “FTDR.”

Our financial statements include nonrecurring costs incurred to evaluate, plan and execute the Spin-off. These costs are primarily related to third-party consulting and other incremental costs directly associated with the Spin-off process. Our results for the three months ended September 30, 2018 and 2017 include Spin-off charges of $8 million and $6 million, respectively. Our results for the nine months ended September 30, 2018 and 2017 include Spin-off charges of $23 million and $6 million, respectively. We expect to incur aggregate charges related to the Spin-off of approximately $25 million in 2018. In addition, incremental capital expenditures required to effect the Spin-off in 2018 will range from $15 million to $20 million in the aggregate, principally reflecting costs to replicate information technology systems historically shared with ServiceMaster.

The Spin-off is expected to result in increased operating costs, which could be material to our results of operations. These increased costs are primarily associated with corporate functions such as finance, legal, information technology and human resources. We are currently evaluating the optimal structure of corporate functions to support the strategic objectives of our business as an independent public entity subsequent to the Spin-off and estimate these increased operating costs (“dis-synergies”) will be approximately $4 million in 2018. Dis-synergies for the three and nine months ended September 30, 2018 were $2 million and $3 million, respectively. For full year 2019, we currently project dis-synergies of approximately $7 million.

Our financial position, results of operations and cash flows may not be indicative of our condition had we been a separate stand-alone entity during the periods presented, nor are the results stated herein necessarily indicative of our financial position, results of operations and cash flows had we operated as a separate, independent company during the periods presented. The condensed combined financial statements included in Part 1, Item 1 of this report do not reflect any changes that may occur in our financing and operations as a result of the Spin-off.

The condensed combined financial statements included in Part 1, Item 1 of this report include all revenues, costs, assets and liabilities directly attributable to us. The condensed combined statements of operations and comprehensive income include allocations of certain costs from ServiceMaster incurred on our behalf. Such corporate-level costs are being allocated to us using methods based on proportionate formulas such as revenue, headcount, and others. Such corporate costs include costs pertaining to: accounting and finance, legal, human resources, information technology, insurance, marketing, tax services, procurement services and other costs. We consider the expense allocation methodology and results to be reasonable for all periods presented. However, these allocations may not be indicative of the actual level of expense that we would have incurred if we had operated as a separate stand-alone, publicly traded company during the periods presented nor are these costs necessarily indicative of costs we may incur in the future.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Registration Statement. There have been no material changes to our critical accounting policies for the three and nine months ended September 30, 2018.

Non-GAAP Financial Measures

To supplement our condensed combined results presented in accordance with U.S. GAAP, we have disclosed non-GAAP financial measures of operating results that exclude or adjust certain items. We present within this Quarterly Report on Form 10-Q the non-GAAP financial measure of Adjusted EBITDA.  See “Results of Operations — Adjusted EBITDA” for the calculations. Management believes this non-GAAP financial measure provides useful information for its and investors’ evaluation of our business performance and are useful for period-over-period comparisons of the performance of our business. While we believe this non-GAAP financial measure is useful in evaluating our business, this information should be considered as supplemental in nature and is not meant to be considered in isolation or as a substitute for the related financial information prepared in accordance with GAAP. In addition, this non-GAAP financial measure may not be the same as similarly entitled measures reported by other companies.

U.S. Federal Income Tax Reform

On December 22, 2017, U.S. Tax Reform was signed into law. This legislation includes numerous changes in existing tax law, including a permanent reduction in the federal corporate income tax rate from 35 percent to 21 percent, which has reduced our effective tax rate and cash tax payments, beginning in 2018. The rate reduction took effect on January 1, 2018; however, U.S Tax Reform was signed in 2017 and had an immediate one-time effect of an income tax benefit of $20 million for the year ended December 31, 2017. See Note 5 to the audited combined financial statements in our Registration Statement for more details.

Some of the provisions of U.S Tax Reform have the potential to affect us adversely, including but not limited to an expansion to the limitation on the deductibility of certain employee compensation. We do not expect the provisions set forth by U.S. Tax Reform to have a significant adverse impact on our effective tax rate. This description of the potential impact of U.S. Tax Reform is not comprehensive and represents our current views on such impacts; as a result, these views are subject to change as additional guidance becomes available and further analysis is completed.

Key Business Metrics

We focus on a variety of indicators and key operating and financial metrics to monitor the financial condition and performance of the continuing operations of our businesses. These metrics include:

•	revenue,
•	operating expenses,
•	net income,
•	earnings per share,
•	Adjusted EBITDA,
•	customer retention rate, and
•	growth in number of home service plans.

To the extent applicable, these measures are evaluated with and without impairment, restructuring and other charges that management believes are not indicative of the earnings capabilities of our businesses. We also focus on measures designed to monitor cash flow, including net cash provided from operating activities and free cash flow.

Revenue. Our revenue is primarily a function of the volume and pricing of the services provided to our customers, as well as the mix of services provided. Our revenue volume is impacted by new unit sales, customer retention and acquisitions. We derive all of our revenue from customers in the United States.

Operating Expenses. In addition to changes in our revenue, our operating results are affected by, among other things, the level of our operating expenses. A number of our operating expenses are subject to inflationary pressures, such as: wages and salaries, employee benefits and health care; contractor costs; home systems, appliances and repair costs; insurance premiums; and various regulatory compliance costs.

Net Income and Earnings Per Share. The presentation of net income and basic and diluted earnings per share provides U.S. GAAP measures of performance which are useful for investors, analysts and other interested parties in company-to-company operating performance comparisons. Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period, increased to include the number of shares of common stock that would have been outstanding had potentially dilutive shares of common stock been issued. The dilutive effect of stock options and RSUs are reflected in diluted net income per share by applying the treasury stock method.

Adjusted EBITDA. We evaluate performance and allocate resources based primarily on Adjusted EBITDA, which is a financial measure not calculated in accordance with U.S. GAAP. We define Adjusted EBITDA as net income before: provision for income taxes; interest expense; interest income from affiliate; depreciation and amortization expense; non-cash stock-based compensation expense; restructuring charges; Spin-off charges; affiliate royalty expense; (gain) loss on insured home service plan claims; and other non-operating expenses. We believe Adjusted EBITDA is useful for investors, analysts and other interested parties as it facilitates company-to-company operating performance comparisons by excluding potential differences caused by variations in capital structures, taxation, the age and book depreciation of facilities and equipment, restructuring initiatives, Spin-off charges, arrangements with affiliates and equity-based, long-term incentive plans.

Customer Retention Rate and Growth in Number of Home Service Plans. We report our customer retention rate and growth in number of home service plans in order to track the performance of our business. Home service plans represent our recurring customer base, which includes customers with active contracts for recurring services. Our customer retention rate is calculated as the ratio of ending home service plans to the sum of beginning home service plans, new unit sales and acquired accounts for the applicable period. These measures are presented on a rolling, 12-month basis in order to avoid seasonal anomalies.

Seasonality

Our business is subject to seasonal fluctuations, which drives variations in our revenue, net income and Adjusted EBITDA for interim periods. Seasonal fluctuations are primarily driven by a higher number of central HVAC orders in the summer months. In 2017, approximately 20 percent, 28 percent, 30 percent and 22 percent of our revenue, approximately 9 percent, 30 percent, 33 percent and 28 percent of our net income, and approximately 12 percent, 32 percent, 37 percent and 19 percent of our Adjusted EBITDA was recognized in the first, second, third and fourth quarters, respectively.

Effect of Weather Conditions

The demand for our services, and our results of operations, are affected by weather conditions. Extreme temperatures can lead to an increase in service requests related to home systems, particularly central HVAC systems, resulting in higher claim frequency and costs and lower profitability. For example, in the second and third quarters of 2018, we experienced an increase in contract claims cost driven by a higher number of central HVAC work orders driven by higher summer temperatures as compared to historical averages. Weather conditions that have a potentially favorable impact to our business include mild winters or summers, which can lead to lower home systems claim frequency.

While weather variations as described above may affect our business, major weather events and other Acts of God, such as hurricanes and tornadoes, typically do not increase our obligations to provide service.  As a rule, reparations associated with such isolated events are addressed by homeowners’ and other forms of insurance as opposed to home service plans that we offer, and such insurance coverage in fact reduces our obligations to provide service to systems and appliances damaged by insured, catastrophic events.

Results of Operations

	Three Months Ended		Increase
	September 30,		(Decrease)	% of Revenue
(In millions)	2018	2017	2018 vs. 2017	2018	2017
Revenue	$377	$346	9%	100%	100%
Cost of services rendered	202	168	20	53	48
Gross profit	176	179	(2)	47	52
Selling and administrative expenses	90	82	9	24	24
Depreciation expense	3	2	*	1	1
Amortization expense	2	2	*	1	1
Restructuring charges	—	4	*	—	1
Spin-off charges	8	6	*	2	2
Affiliate royalty expense	1	1	*	—	—
Interest expense	7	—	*	2	—
Interest income from affiliate	—	(1)	*	—	—
Interest and net investment income	—	(1)	*	—	—
Income before Income Taxes	65	83	(21)	17	24
Provision for income taxes	16	29	(46)	4	8
Net Income	$49	$53	(7)%	13%	15%

________________________________

*     not meaningful

	Nine Months Ended		Increase
	September 30,		(Decrease)	% of Revenue
(In millions)	2018	2017	2018 vs. 2017	2018	2017
Revenue	$979	$899	9%	100%	100%
Cost of services rendered	532	453	17	54	50
Gross profit	448	447	—	46	50
Selling and administrative expenses	259	241	7	26	27
Depreciation expense	8	7	*	1	1
Amortization expense	6	6	*	1	1
Restructuring charges	3	6	*	—	1
Spin-off charges	23	6	*	2	1
Affiliate royalty expense	1	1	*	—	—
Interest expense	7	1	*	1	—
Interest income from affiliate	(2)	(2)	*	—	—
Interest and net investment income	(1)	(1)	*	—	—
Income before Income Taxes	143	183	(22)	15	20
Provision for income taxes	36	67	(47)	4	7
Net Income	$108	$116	(7)%	11%	13%

________________________________

*     not meaningful

Revenue

We reported revenue of $377 million and $346 million for the three months ended September 30, 2018 and 2017, respectively, and $979 million and $899 million for the nine months ended September 30, 2018 and 2017, respectively. Revenue by major customer acquisition channel is as follows:

	Three Months Ended
	September 30,
(In millions)	2018	2017	Increase (Decrease)
Renewals	$251	$228	$23	10%
Real estate(1)	78	74	4	6
Direct-to-consumer(1)	47	43	4	10
Other	1	1	—	*
Total revenue	$377	$346	$31	9%

________________________________

* not meaningful

(1)	First year revenue only.

Revenue increased 9 percent for the three months ended September 30, 2018 compared to 2017, primarily driven by higher renewal revenue due to overall growth in the number of home service plans as well as improved price realization. The increase in real estate revenue reflects a mix shift to higher priced home service plan offerings and growth in new sales. The increase in direct-to-consumer revenue reflects growth in new sales resulting from increased investments in marketing.

	Nine Months Ended
	September 30,
(In millions)	2018	2017	Increase (Decrease)
Renewals	$648	$590	$59	10%
Real estate(1)	205	194	11	6
Direct-to-consumer(1)	122	112	9	8
Other	4	3	1	*
Total revenue	$979	$899	$80	9%

________________________________

* not meaningful

(1)	First year revenue only.

Revenue increased 9 percent for the nine months ended September 30, 2018 compared to 2017, primarily driven by higher renewal revenue due to overall growth in the number of home service plans as well as improved price realization. The increase in real estate revenue reflects a mix shift to higher priced home service plan offerings and growth in new sales. The increase in direct-to-consumer revenue reflects growth in new sales resulting from increased investments in marketing.

Growth in number of home service plans and customer retention rate are presented below.

	As of
	September 30,
	2018	2017(1)
Growth in Number of Home Service Plans	7%	10%
Customer Retention Rate	76%	75%

___________________________________

(1)	As of September 30, 2017, excluding the impact of customers acquired through acquisitions, the growth in number of home service plans was 6 percent and the customer retention rate was 76 percent.

Cost of Services Rendered

We reported costs of services rendered of $202 million and $168 million for the three months ended September 30, 2018 and 2017, respectively, and $532 million and $453 million for the nine months ended September 30, 2018 and 2017, respectively. The following tables provide a summary of changes in cost of services rendered:

(In millions)
Three Months Ended September 30, 2017	$168
Impact of change in revenue	12
Contract claims	21
Other	1
Three Months Ended September 30, 2018	$202

The above increase in contract claims costs includes an adjustment related to adverse development of contract claims costs originally estimated and recorded in the first half of 2018 of $5 million and the fourth quarter of 2017 of $1 million, principally driven by a higher mix of appliance replacements versus repairs. Accruals for home service plan claims are made based on our historical claims experience and actuarial projections. Our actuary performs a reserve analysis utilizing generally accepted actuarial methods that incorporates cumulative historical claims experience and information provided by us. We regularly review our estimates of claims costs and adjust the estimates when appropriate. Additionally, the impact of higher appliance replacements in the third quarter of 2018 increased claims costs by $3 million. The increase in contract claims costs in the third quarter of 2018 also includes an increase in the underlying costs of repairs totaling $7 million, particularly in the appliance, HVAC and plumbing trades, and a higher number of work orders, primarily driven by significantly warmer summer temperatures in 2018 as compared to historical averages, which increased claims costs by $5 million. Other includes an increase in bad debt expense of $1 million.

(In millions)
Nine Months Ended September 30, 2017	$453
Impact of change in revenue	29
Contract claims	49
Other	2
Gain on insured home service plan claims	(2)
Nine Months Ended September 30, 2018	$532

The above increase in contract claims costs includes an adjustment of $7 million related to the adverse development of contract claims costs originally estimated and recorded in the second half of 2017, principally driven by a higher mix of appliance replacements versus repairs. Additionally, the impact of higher appliance replacements in 2018 increased claims costs by $13 million. The increase in contract claims costs for the nine months ended September 30, 2018 also includes an increase in the underlying costs of repairs totaling $14 million, particularly in the appliance, HVAC and plumbing trades, and a higher number of work orders, primarily driven by colder winter temperatures in the first quarter and significantly warmer summer temperatures in the second and third quarters of 2018 as compared to historical averages, which increased claims costs by $15 million. Other includes an increase in bad debt expense of $2 million.

Selling and Administrative Expenses

We reported selling and administrative expenses of $90 million and $82 million for the three months ended September 30, 2018 and 2017, respectively, and $259 million and $241 million for the nine months ended September 30, 2018 and 2017, respectively.  For the three months ended September 30, 2018 and 2017, selling and administrative expenses were comprised of sales and marketing and customer service costs of $70 million and $66 million, respectively, and general and administrative expenses of $20 million and $16 million, respectively. For the nine months ended September 30, 2018 and 2017, selling and administrative expenses were comprised of sales and marketing and customer service costs of $203 million and $190 million, respectively, and general and administrative expenses of $56 million and $51 million, respectively. The following tables provide a summary of changes in selling and administrative expenses:

(In millions)
Three Months Ended September 30, 2017	$82
Sales and marketing costs	2
Customer service costs	2
Spin-off dis-synergies	2
Other	2
Three Months Ended September 30, 2018	$90

The above increase in sales and marketing costs was driven by targeted spending to drive sales growth. The above increase in customer service costs was primarily driven by incremental investments in customer care center costs to deliver an improved level of customer service. Incremental ongoing costs related to the Spin-off of $2 million were incurred, which primarily related to the separation of information technology systems historically shared with ServiceMaster. Other includes an increase in professional fees of $1 million and less than $1 million of individually insignificant items.

(In millions)
Nine Months Ended September 30, 2017	$241
Sales and marketing costs	7
Customer service costs	6
Spin-off dis-synergies	3
Other	2
Nine Months Ended September 30, 2018	$259

The above increase in sales and marketing costs was driven by targeted spending to drive sales growth. The above increase in customer service costs was primarily driven by incremental investments in customer care center costs to deliver an improved level of customer service. Incremental ongoing costs related to the Spin-off of $3 million were incurred, which primarily related to the separation of information technology systems historically shared with ServiceMaster. Other includes an increase in professional fees of $2 million.

Depreciation Expense

Depreciation expense was $3 million and $2 million for the three months ended September 30, 2018 and 2017, respectively, and $8 million and $7 million for the nine months ended September 30, 2018 and 2017, respectively.

Amortization Expense

Amortization expense was $2 million for each of the three months ended September 30, 2018 and 2017, and $6 million for each of the nine months ended September 30, 2018 and 2017.

Restructuring Charges

We incurred restructuring charges of less than $1 million and $4 million for the three months ended September 30, 2018 and 2017, respectively, and $3 million and $6 million for the nine months ended September 30, 2018 and 2017, respectively.

For the three months and nine months ended September 30, 2018, restructuring charges primarily include an allocation of severance costs related to actions taken to enhance capabilities and reduce costs in ServiceMaster's corporate functions that provide company-wide administrative services to support operations. Amounts also include non-personnel charges primarily relating to the relocation to our corporate headquarters.

For the three months and nine months ended September 30, 2017, restructuring charges primarily represent an allocation of severance costs at ServiceMaster and non-personnel charges primarily relating to the relocation of our corporate headquarters.

Spin-Off Charges

We incurred Spin-off charges of $8 million and $6 million for the three months ended September 30, 2018 and 2017, respectively, and $23 million and $6 million, for the nine months ended September 30, 2018 and 2017, respectively.

These charges include nonrecurring costs incurred to evaluate, plan and execute the Spin-off and are primarily related to third-party consulting and other incremental costs directly associated with the Spin-off process.

Affiliate Royalty Expense

Affiliate royalty expense represents royalty expense with ServiceMaster for the use of their trade names. We incurred royalty expense of $1 million for each of the three and nine months ended September 30, 2018 and 2017. The trademark license agreement with ServiceMaster has been terminated in connection with the Spin-off, and we will not incur these expenses in future periods.

Interest Expense

Interest expense was $7 million and less than $1 million for the three months ended September 30, 2018 and 2017, respectively, and $7 million and $1 million for the nine months ended September 30, 2018 and 2017, respectively. The increase in interest expense for the current year was driven by our current year financing transactions. See Note 11 to the accompanying condensed combined financial statements included in Part 1, Item 1 of this report for more details.

Interest Income from Affiliate

Interest income from affiliate was less than $1 million and $1 million for the three months ended September 30, 2018 and 2017, respectively, and $2 million for each of the nine months ended September 30, 2018 and 2017, and represents interest earned on interest-bearing related party notes receivable included within Net parent investment in the condensed combined statements of financial position included in Part 1, Item 1 of this report. These notes were settled concurrently with the consummation of the Spin-off.

Interest and Net Investment Income

Interest and net investment income was less than $1 million and $1 million for the three months ended September 30, 2018 and 2017, respectively, and $1 million for each of the nine months ended September 30, 2018 and 2017, and was composed of net investment gains and interest and dividend income realized on our investment portfolio.

Income before Income Taxes

Income before income taxes was $65 million and $83 million for the three months ended September 30, 2018 and 2017, respectively, and $143 million and $183 million for the nine months ended September 30, 2018 and 2017, respectively. The change in income before income taxes primarily reflects the net effect of year-over-year changes in the following items:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
(In millions)	2018 vs. 2017	2018 vs. 2017
Adjusted EBITDA(1)	$(10)	$(18)
Spin-off charges(2)	(2)	(17)
Interest expense(3)	(7)	(7)
Other(4)	2	3
Decrease in income before income taxes	$(17)	$(39)

___________________________________

(1)	Represents the net change in Adjusted EBITDA as described below in "—Adjusted EBITDA."
(2)	Represents the net change in Spin-off charges, as described above in "—Spin-Off Charges."
(3)	Represents the net change in interest, as described above in "—Interest Expense."
(4)	Primarily represents the net change in depreciation, restructuring and non-cash stock-based compensation expense.

Provision for Income Taxes

On December 22, 2017, U.S. Tax Reform was signed into law. This legislation includes numerous changes in existing tax law, including a permanent reduction in the federal corporate income tax rate from 35 percent to 21 percent. The rate reduction took effect on January 1, 2018; however, U.S Tax Reform was signed in 2017 and had an immediate one-time effect of an income tax benefit of $20 million for the year ended December 31, 2017. See Note 5 to the condensed combined financial statements included in Part 1, Item 1 of this report for more details.

Some of the provisions of U.S. Tax Reform have the potential to affect us adversely, including but not limited to an expansion to the limitation on the deductibility of certain employee compensation. This description of the potential impacts of U.S. Tax Reform is not comprehensive and represents our current views on such impacts; as a result, these views are subject to change as additional guidance becomes available and further analysis is completed.

The effective tax rate on income was 24 percent and 36 percent for the three months ended September 30, 2018 and 2017, respectively, and 25 percent and 37 percent for the nine months ended September 30, 2018 and 2017, respectively. The effective tax rates on income for the three and nine months ended September 30, 2018 were reduced primarily by the reduction in the U.S. federal corporate income tax rate from 35 percent to 21 percent. The effective tax rates on income for the three and nine months ended September 30, 2017 were reduced primarily by excess tax benefits for share-based awards.

Our condensed combined financial statements included in Part 1, Item 1 of this report do not reflect any amounts due to ServiceMaster for income tax related matters as it is assumed that all such amounts due to ServiceMaster were settled at the end of each reporting period.

Net Income

Net income was $49 million and $53 million for the three months ended September 30, 2018 and 2017, respectively, and $108 million and $116 million for the nine months ended September 30, 2018 and 2017, respectively. The $4 million decrease for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 was primarily driven by the $17 million decrease described above in "—Income Before Income Taxes," offset, in part, by a $13 million decrease in the provision for income taxes as a result of lower pre-tax income and U.S. Tax Reform. The $8 million decrease for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was primarily driven by the $39 million decrease described above in "—Income Before Income Taxes," offset, in part, by a $31 million decrease in the provision for income taxes as a result of lower pre-tax income and U.S. Tax Reform.

Adjusted EBITDA

Adjusted EBITDA decreased 10 percent for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 and decreased 9 percent for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The following tables provide a summary of changes in our Adjusted EBITDA.

(In millions)
Three Months Ended September 30, 2017	$96
Impact of change in revenue	19
Contract claims	(21)
Sales and marketing costs	(2)
Customer service costs	(2)
Spin-off dis-synergies	(2)
Other	(3)
Three Months Ended September 30, 2018	$86

The above increase in contract claims costs includes an adjustment related to adverse development of contract claims costs originally estimated and recorded in the first half of 2018 of $5 million and the fourth quarter of 2017 of $1 million, principally driven by a higher mix of appliance replacements versus repairs. Accruals for home service plan claims are made based on our historical claims experience and actuarial projections. Our actuary performs a reserve analysis utilizing generally accepted actuarial methods that incorporates cumulative historical claims experience and information provided by us. We regularly review our estimates of claims costs and adjust the estimates when appropriate. Additionally, the impact of higher appliance replacements in the third quarter of 2018 increased claims costs by $3 million. The increase in contract claims costs in the third quarter of 2018 also includes an increase in the underlying costs of repairs totaling $7 million, particularly in the appliance, HVAC and plumbing trades, and a higher number of work orders, primarily driven by significantly warmer summer temperatures in 2018 as compared to historical averages, which increased claims costs by $5 million.

The above increase in sales and marketing costs was driven by targeted spending to drive sales growth. The above increase in customer service costs was primarily driven by incremental investment in customer care center costs to deliver an improved level of customer service. Incremental ongoing costs related to the Spin-off of $2 million were incurred, which primarily related to the separation of information technology systems historically shared with ServiceMaster. Other includes an increase in bad debt expense of $1 million, an increase in professional fees of $1 million, and less than $1 million of individually insignificant items.

(In millions)
Nine Months Ended September 30, 2017	$209
Impact of change in revenue	51
Contract claims	(49)
Sales and marketing costs	(7)
Customer service costs	(6)
Spin-off dis-synergies	(3)
Other	(4)
Nine Months Ended September 30, 2018	$191

The above increase in contract claims costs includes an adjustment of $7 million related to the adverse development of contract claim costs originally estimated and recorded in the second half of 2017, principally driven by a higher mix of appliance replacements versus repairs. Additionally, the impact of higher appliance replacements in 2018 increased claims costs by $13 million. The increase in contract claims costs for the nine months ended September 30, 2018 also includes an increase in the underlying costs of repairs totaling $14 million, particularly in the appliance, HVAC and plumbing trades, and a higher number of work orders, primarily driven by colder winter temperatures in the first quarter and significantly warmer summer temperatures in the second and third quarters of 2018 as compared to historical averages, which increased claims costs by $15 million.

The above increase in sales and marketing costs was driven by targeted spending to drive sales growth. The above increase in customer service costs was primarily driven by incremental investment in customer care center costs to deliver an improved level of customer service. Incremental ongoing costs related to the Spin-off of $3 million were incurred, which primarily related to the separation of information technology systems historically shared with ServiceMaster. Other primarily includes an increase in bad debt expense of $2 million and an increase in professional fees of $2 million.

A reconciliation of Net Income to Adjusted EBITDA is presented below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2018	2017	2018	2017
Net Income	$49	$53	$108	$116
Depreciation and amortization expense	5	4	14	13
Restructuring charges	—	4	3	6
Spin-off charges	8	6	23	6
Provision for income taxes	16	29	36	67
Non-cash stock-based compensation expense	1	—	3	3
Affiliate royalty expense	1	1	1	1
Interest expense	7	—	7	1
Interest income from affiliate	—	(1)	(2)	(2)
Gain on insured home service plan claims	(1)	(1)	(2)	(1)
Adjusted EBITDA	$86	$96	$191	$209

Liquidity and Capital Resources

Liquidity

A substantial portion of our liquidity needs are due to debt service requirements on our indebtedness. The Credit Agreement, as well as the Indenture, contain covenants that limit or restrict our ability, including the ability of certain of our subsidiaries, to incur additional indebtedness, repurchase debt, incur liens, sell assets, make certain payments (including dividends) and enter into transactions with affiliates. As of September 30, 2018, we were in compliance with the covenants under the agreements that were in effect on such date. For more information regarding the Term Loan Facility, the Revolving Credit Facility and the 2026 Notes, see Note 11 to the condensed combined financial statements included in Part 1, Item 1 of this report.

Historically, the primary source of liquidity for our business has been the cash flow provided by operations which was, prior to the Spin-off, transferred to ServiceMaster to support its overall cash management strategy. Prior to the Spin-off, transfers of cash to and from ServiceMaster have been reflected in Net Parent Investment in the historical combined statements of financial position and combined statements of cash flows. ServiceMaster's cash has not been assigned to us for any of the periods presented in the condensed combined statement of financial position included in Part 1, Item 1 of this report because those cash balances are not directly attributable to us.

In connection with the Spin-off, our capital structure and sources of liquidity have changed significantly from our historical capital structure. We will no longer participate in cash management with ServiceMaster, but rather our ability to fund our cash needs will depend on our ongoing ability to generate and raise cash in the future. Although we believe that our future cash provided from operations, together with available capacity under our Revolving Credit Facility and our access to capital markets, will provide adequate resources to fund our operating and financing needs, our access to, and the availability of, financing on acceptable terms in the future will be affected by many factors, including: (i) our credit rating, (ii) the liquidity of the overall capital markets and (iii) the current state of the economy. Moreover, to preserve the tax-free treatment of the Spin-off, we may not be able to engage in certain strategic or capital-raising transactions following the Spin-off, such as issuing equity securities beyond certain thresholds, which may limit our access to capital markets, ability to raise capital through equity issuances, and ability to make acquisitions using our equity as currency, potentially requiring us to issue more debt than would otherwise be optimal. There can be no assurances that we will continue to have access to capital markets on terms acceptable to us. See “— Risk Factors" included in Part II, Item 1A of this report for a further discussion.

Cash and short- and long-term marketable securities totaled $314 million and $309 million as of September 30, 2018 and December 31, 2017, respectively. As of September 30, 2018, there were no letters of credit outstanding and there was $250 million of available borrowing capacity under the Revolving Credit Facility.

In connection with the Spin-off and effective as of October 1, 2018, the inter-company balance due to ServiceMaster of $144 million recorded in Due to Parent in the condensed combined statements of financial position included in Part 1, Item 1 of this report was settled in cash with ServiceMaster. Additionally, in connection with the Spin-off and effective as of October 1, 2018, ServiceMaster contributed $81 million of cash to us. The effect of these transactions reduced the $314 million of Cash and cash equivalents and Marketable securities as of September 30, 2018 to $251 million of Cash and cash equivalents and Marketable securities as of October 1, 2018.

Cash and short- and long-term marketable securities include balances associated with regulatory requirements in our business. See “—Limitations on Distributions and Dividends by Subsidiaries.” Our investment portfolio has been invested in high-quality debt securities. We closely monitor the performance of these investments. From time to time, we review the statutory reserve requirements to which our regulated entities are subject and any changes to such requirements. These reviews may result in identifying current reserve levels above or below minimum statutory reserve requirements, in which case we may adjust our reserves. The reviews may also identify opportunities to satisfy certain regulatory reserve requirements through alternate financial vehicles.

We may from time to time repurchase or otherwise retire or extend our debt and/or take other steps to reduce our debt or otherwise improve our financial position, results of operations or cash flows. These actions may include open market debt repurchases, negotiated repurchases, other retirements of outstanding debt and/or opportunistic refinancing of debt. The amount of debt that may be repurchased or otherwise retired or refinanced, if any, and the price of such repurchases, retirements or refinancings will depend on market conditions, trading levels of our debt, our cash position, compliance with debt covenants and other considerations.

Credit Facilities and Senior Notes

On August 16, 2018, we entered into the Term Loan Facility and the Revolving Credit Facility and issued the 2026 Notes. Borrowings under the Term Loan Facility and the 2026 Notes were incurred in favor of SVM as partial consideration for the transfer by SVM to Frontdoor of certain assets (including the capital stock of one or more subsidiaries) of SVM and its subsidiaries used in connection with the Separated Business. SVM subsequently exchanged the notes and term loans with a certain financial institution for certain outstanding indebtedness of SVM. We did not receive any cash proceeds as a result of these transactions. See Note 11 to the condensed combined statement of financial position included in Part 1, Item 1 of this report for more information related to our indebtedness.

On October 24, 2018, we entered into an interest rate swap agreement effective October 31, 2018 that expires on August 16, 2025. The notional amount of the agreement was $350 million. Under the terms of the agreement, we will pay a fixed rate of interest of 3.0865% on the $350 million notional amount, and we will receive a floating rate of interest (based on one-month LIBOR, subject to a floor of zero percent) on the notional amount.

Limitations on Distributions and Dividends by Subsidiaries

We depend on our subsidiaries to distribute funds to us so that we may pay obligations and expenses, including satisfying obligations with respect to indebtedness. The ability of our subsidiaries to make distributions and dividends to us depends on their operating results, cash requirements, financial condition and general business conditions, as well as restrictions under the laws of our subsidiaries’ jurisdictions.

Our subsidiaries are permitted under the terms of the Credit Agreement and other indebtedness to incur additional indebtedness that may restrict or prohibit the making of distributions, the payment of dividends or the making of loans by such subsidiaries to us.

Furthermore, there are third-party restrictions on the ability of certain of our subsidiaries to transfer funds to us. These restrictions are related to regulatory requirements. The payments of ordinary and extraordinary dividends by certain of our subsidiaries (through which we conduct our business) are subject to significant regulatory restrictions under the laws and regulations of the states in which they operate. Among other things, such laws and regulations require certain subsidiaries to maintain minimum capital and net worth requirements and may limit the amount of ordinary and extraordinary dividends and other payments that these subsidiaries can pay to us. As of September 30, 2018 and December 31, 2017, the total net assets subject to these third-party restrictions was $171 million and $169 million, respectively. We expect that such limitations will be in effect for the foreseeable future. In connection with the Spin-off, increases in minimum capital and net worth requirements in certain jurisdictions will increase our total net assets subject to these third-party restrictions to approximately $198 million. In Texas, we are relieved of the obligation to post 75 percent of our otherwise required reserves because we operate a captive insurer approved by Texas regulators in order to satisfy such obligations. None of our subsidiaries are obligated to make funds available to us through the payment of dividends.

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the condensed combined statements of cash flows included in Part 1, Item 1 of this report, are summarized in the following table.

	Nine Months Ended
	September 30,
(In millions)	2018	2017
Net cash provided from (used for):
Operating activities	$126	$136
Investing activities	(4)	5
Financing activities	(98)	(53)
Cash increase during the period	$23	$88

Operating Activities

Net cash provided from operating activities decreased by $10 million to $126 million for the nine months ended September 30, 2018 compared to $136 million for the nine months ended September 30, 2017.

Net cash provided from operating activities during the nine months ended September 30, 2018 comprised $157 million in earnings adjusted for non-cash charges, offset, in part, by $28 million for cash payments related to restructuring and Spin-off charges and a $3 million increase in cash required for working capital.

Net cash provided from operating activities during the nine months ended September 30, 2017 comprised $144 million in earnings adjusted for non-cash charges, offset, in part, by $7 million for cash payments related to restructuring and Spin-off charges and a $1 million increase in cash required for working capital.

Investing Activities

Net cash used for investing activities was $4 million for the nine months ended September 30, 2018 compared to net cash provided from investing activities of $5 million for the nine months ended September 30, 2017.

Capital expenditures increased to $21 million during the nine months ended September 30, 2018 from $9 million during the nine months ended September 30, 2017 and included the headquarters relocation, information technology costs related to the separation and recurring capital needs and information technology projects. We expect capital expenditures for the full year 2018 relating to recurring capital needs and the continuation of investments in information systems and productivity enhancing technology to be approximately $10 million.  In addition, we expect incremental capital expenditures required to effect the Spin-off in 2018 will range from $15 million to $20 million in the aggregate, principally reflecting costs to replicate information technology systems historically shared with ServiceMaster. We have no additional material capital commitments at this time.

Cash flows used for purchases of marketable securities during the nine months ended September 30, 2018 and 2017 totaled $16 million and $28 million, respectively. Cash flows from sales and maturities of marketable securities for the nine months ended September 30, 2018 and 2017 totaled $33 million and $42 million, respectively, and were driven by the normal maturity of debt securities.

Financing Activities

Net cash used for financing activities was $98 million for the nine months ended September 30, 2018 compared to $53 million for the nine months ended September 30, 2017. Payments on seller financed debt and capital lease obligations were $6 million and $2 million for the nine months ended September 30, 2018 and 2017, respectively.  Net transfers to Parent included in financing activities were $74 million and $51 million for the nine months ended September 30, 2018 and 2017, respectively.  Payments of debt issuance costs of $16 million and the discount paid on the debt issuance of $2 million were incurred in connection with the debt financing transactions in the nine months ended September 30, 2018.

Contractual Obligations

Our Registration Statement includes disclosures of our contractual obligations and commitments as of December 31, 2017. We continue to make the contractually required payments, and, therefore, the 2018 obligations and commitments described in our Registration Statement have been reduced by the required payments.

On August 16, 2018, we entered into the Term Loan Facility maturing August 16, 2025, the Revolving Credit Facility maturing August 16, 2023 and issued the 2026 Notes due August 15, 2026. See Note 11 to the condensed combined financial statements included in Part 1, Item 1 of this report for more details.

Off-Balance Sheet Arrangements

As of September 30, 2018 we did not have any significant off-balance sheet arrangements.

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The economy and its impact on discretionary consumer spending, labor wages, material costs, home resales, unemployment rates, insurance costs and medical costs could have a material adverse impact on future results of operations.

In connection with the Spin-off, we entered into the Credit Facilities, which are subject to variable interest rates.  See Note 11 to our condensed combined financial statements included in Part 1, Item 1 of this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity” included in Part 1, Item 2 of this report for a description of our current indebtedness.  We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. Subsequent to September 30, 2018, we have entered into interest rate swap agreements in the normal course of business to manage interest rate risks, with a policy of matching positions and limiting the terms of contracts to relatively short durations. The effect of derivative financial instrument transactions under the agreements could have a material impact on our financial statements. We do not hold or issue derivative financial instruments for trading or speculative purposes.

We believe our exposure to interest rate fluctuations, when viewed on both a gross and net basis, is material to our overall results of operations. A significant portion of our outstanding debt, including indebtedness under the Credit Facilities, bears interest at variable rates. As a result, increases in interest rates would increase the cost of servicing our indebtedness and could materially reduce our profitability and cash flows. As of September 30, 2018, each one percentage point change in interest rates would result in an approximate $7 million change in the annual interest expense on our Term Loan Facility. Assuming all revolving loans were fully drawn as of September 30, 2018, each one percentage point change in interest rates would result in an approximate $3 million change in annual interest expense on our Revolving Credit Facility. The impact of increases in interest rates could be more significant for us than it would be for some other companies because of our substantial indebtedness.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The design of any disclosure controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this Quarterly Report on Form 10-Q, were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

No changes in our internal control over financial reporting, as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act, occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Due to the nature of our business activities, we are at times subject to pending and threatened legal and regulatory actions that arise out of the ordinary course of business. In the opinion of management, based in part upon advice of legal counsel, the disposition of any such matters is not expected, individually or in the aggregate, to have a material adverse effect on our results of operations, financial condition or cash flows. However, the results of legal actions cannot be predicted with certainty. Therefore, it is possible that our results of operations, financial condition or cash flows could be materially adversely affected in any particular period by the unfavorable resolution of one or more legal actions.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in our Registration Statement, which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors disclosed in our Registration Statement. The risks described in our Registration Statement are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 6. EXHIBITS

Exhibit Number	Description
2.1+

Separation and Distribution Agreement, dated as of September 28, 2018, by and between ServiceMaster Global Holdings, Inc. and frontdoor, inc. (incorporated by reference to Exhibit 2.1 to Frontdoor’s Current Report on Form 8-K filed on October 1, 2018).

3.1	Amended and Restated Certificate of Incorporation of frontdoor, inc. (incorporated by reference to Exhibit 3.1 to Frontdoor’s Current Report on Form 8-K filed on October 1, 2018).
3.2	Amended and Restated Bylaws of frontdoor, inc. (incorporated by reference to Exhibit 3.2 to Frontdoor’s Current Report on Form 8-K filed on October 1, 2018).
4.1

Indenture, dated as of August 16, 2018, among frontdoor, inc., the Subsidiary Guarantors named therein, and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to Frontdoor’s Registration Statement on Form 10 filed on August 30, 2018).

4.2

First Supplemental Indenture, dated as of August 16, 2018, among frontdoor, inc., the Subsidiary Guarantors named therein, and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to Frontdoor’s Registration Statement on Form 10 filed on August 30, 2018).

10.1

Form of Employee Stock Option Agreement under the frontdoor, inc. 2018 Omnibus Incentive Plan (the “Omnibus Plan”) (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to Frontdoor’s Registration Statement on Form 10 filed on August 30, 2018).

10.2

Form of Employee Restricted Stock Unit Agreement under the Omnibus Plan (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on August 30, 2018).

10.3

Form of Director Deferred Share Equivalent Agreement under the Omnibus Plan (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on August 30, 2018).

10.4

Form of AHS Holding Company, Inc. Indemnification Agreement by and between frontdoor, inc. and individual directors (incorporated by reference to Exhibit 10.2 to Frontdoor’s Registration Statement on Form 10 filed on August 1, 2018).

10.5

Transition Services Agreement, dated as of September 28, 2018, by and between ServiceMaster Global Holdings, Inc. and frontdoor, inc. (incorporated by reference to Exhibit 10.1 to Frontdoor’s Current Report on Form 8-K filed on October 1, 2018).

10.6

Tax Matters Agreement, dated as of September 28, 2018, by and between ServiceMaster Global Holdings, Inc. and frontdoor, inc. (incorporated by reference to Exhibit 10.2 to Frontdoor’s Current Report on Form 8-K filed on October 1, 2018).

10.7

Employee Matters Agreement, dated as of September 28, 2018, by and between ServiceMaster Global Holdings, Inc. and frontdoor, inc. (incorporated by reference to Exhibit 10.3 to Frontdoor’s Current Report on Form 8-K filed on October 1, 2018).

10.8

Stockholder and Registration Rights Agreement, dated as of September 28, 2018, by and between ServiceMaster Global Holdings, Inc. and frontdoor, inc. (incorporated by reference to Exhibit 10.4 to Frontdoor’s Current Report on Form 8-K filed on October 1, 2018).

10.9

Credit Agreement, dated as of August 16, 2018, among frontdoor, inc., as borrower, ServiceMaster Company, LLC, as initial term loan lender, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders and agents party thereto from time to time (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to Frontdoor’s Registration Statement on Form 10 filed on August 30, 2018).

10.10	Offer Letter dated July 17, 2018, from frontdoor, inc. to Brian Turcotte (incorporated by reference to Exhibit 10.3 to Frontdoor’s Registration Statement on Form 10 filed on August 1, 2018).
10.11

Offer Letter dated July 5, 2018, from frontdoor, inc., to Jeffrey Fiarman (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to Frontdoor’s Registration Statement on Form 10 filed on August 30, 2018).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a - 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a - 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Extension Presentation Linkbase

___________________________________

* Filed herewith.

+ Certain schedules and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. The descriptions of the omitted schedules and exhibits are contained within the relevant agreement. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the SEC upon request.

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by Frontdoor in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 6, 2018

frontdoor, inc.
(Registrant)

By:	/s/ Brian K. Turcotte
Brian K. Turcotte
Senior Vice President and Chief Financial Officer (Principal Financial Officer)