Form 10-K
period 2018-12-31
frontdoor, inc.
filed 2019-02-28
CIK 1727263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________________________________________

FORM 10-K

________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-36507

________________________________________________

frontdoor, inc.

(Exact name of registrant as specified in its charter)

Delaware	83-3871179
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

150 Peabody Place, Memphis, Tennessee 38103

(Address of principal executive offices) (Zip Code)

901-701-5002

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:

Common stock, par value $0.01 per share	NASDAQ
(Title of Each Class)	(Name of Each Exchange on which Registered)

Securities registered pursuant to Section 12 (g) of the Act:

None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    Yes ☐   No ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐   No ☒

As of June 29, 2018, the last business day of the registrant’s most recently completed second quarter, the registrant’s common stock was not publicly traded.

As of February 22, 2019, there were 84,614,884 shares outstanding of the registrant’s common stock, par value $0.01 per share.

Documents incorporated by reference:

Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2019 annual meeting of stockholders (the “Proxy Statement”) are incorporated by reference into Part III hereof. Such Proxy Statement will be filed within 120 days of the registrant’s fiscal year ended December 31, 2018.

frontdoor, inc.

Annual Report on Form 10-K

GLOSSARY OF TERMS AND SELECTED ABBREVIATIONS

In order to aid the reader, we have included certain terms and abbreviations used throughout this Annual Report on Form 10-K below:

Term/Abbreviation	Definition
2026 Notes	6.750% senior notes in the aggregate principal amount of $350 million
AOCI	Accumulated other comprehensive income or loss
ASC	FASB Accounting Standards Codification
ASC 605	ASC Topic 605, Revenue Recognition
ASC 606	ASC Topic 606, Revenue from Contracts with Customers
ASC 740	ASC Topic 740, Income Taxes
ASU	FASB Accounting Standards Update
ASU 2014-09	ASU 2014-09, Revenue from Contracts with Customers (Topic 606)
ASU 2016-01	ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities
ASU 2016-02	ASU 2016-02, Leases (Topic 842)
ASU 2017-01	ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business
ASU 2017-09	ASU 2017-09, Stock Compensation—Scope of Modification Accounting
ASU 2017-12	ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities
ASU 2018-02	ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
ASU 2018-03	ASU 2018-03, Technical Corrections and Improvements to Financial Instruments
ASU 2018-09	ASU 2018-09, Codification Improvements
ASU 2018-16	ASU 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes
Credit Agreement	The agreements governing the Term Loan Facility and the Revolving Credit Facility
Credit Facilities	The Term Loan Facility together with the Revolving Credit Facility
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	U.S. Financial Accounting Standards Board
HVAC	Heating, ventilation and air conditioning
Indenture	The indenture and supplemental indenture between Frontdoor and Wilmington Trust, National Association as trustee, that governs the 2026 notes
IRS	Internal Revenue Service
NASDAQ	Nasdaq Global Select Market
Omnibus Plan	frontdoor, inc. 2018 Omnibus Incentive Plan
Parent	ServiceMaster's wholly-owned subsidiary, ServiceMaster Global Holdings, Inc.
Registration Statement	Registration Statement on Form 10 (File No. 001-38617), filed with the SEC, for frontdoor, inc., as amended, on August 1, 2018
Revolving Credit Facility	$250 million revolving credit facility
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
ServiceMaster	ServiceMaster Global Holdings, Inc.
SVM	The ServiceMaster Company, LLC
Term Loan Facility	$650 million senior secured term loan facility
U.S.	United States of America
U.S. GAAP	Accounting principles generally accepted in the United States of America
U.S. Tax Reform	The Tax Cuts and Jobs Act enacted on December 22, 2017, which includes significant changes to the U.S. corporate tax system

The following terms in this Annual Report on Form 10-K are our trademarks: frontdoor™, American Home Shield®, HSA®, OneGuard®, Landmark® and the frontdoor logo.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, regarding business strategies, market potential, future financial performance and other matters.  The words “believe,” “expect,” “estimate,” “could,” “should,” “intend,” “may,” “plan,” “seek,” “anticipate,” “project” and similar expressions, among others, generally identify “forward-looking statements,” which speak only as of the date the statements were made. The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those projected, anticipated or implied in the forward-looking statements. Where, in any forward-looking statement, an expectation or belief as to future results or events is expressed, such expectation or belief is based on the current plans and expectations of our management and expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. Whether any such forward-looking statements are in fact achieved will depend on future events, some of which are beyond our control. Except as may be required by law, we undertake no obligation to modify or revise any forward-looking statements to reflect new information, events or circumstances occurring after the date of this Annual Report on Form 10-K. Factors, risks, trends and uncertainties that could cause actual results or events to differ materially from those anticipated include the matters described under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in addition to the following other factors, risks, trends and uncertainties:

•	changes in the source and intensity of competition in our market;
•	weakening general economic conditions, especially as they may affect home sales, unemployment and consumer confidence or spending levels;
•	our ability to successfully implement our business strategies;
•	our ability to attract, retain and maintain positive relations with third-party contractors and vendors;
•	adverse credit and financial markets impeding access and leading to increased financing costs;
•	adverse weather conditions;
•	our ability to attract and retain key personnel;
•	our dependence on labor availability, third-party vendors and third-party component suppliers;
•	compliance with, or violation of, laws and regulations, including consumer protection laws, increasing our legal and regulatory expenses;
•	adverse outcomes in litigation or other legal proceedings;
•	increases in tariffs or changes to import/export regulations;
•	cyber security breaches, disruptions or failures in our information technology systems and our failure to protect the security of personal information about our customers;
•	increases in appliances, parts and system prices, fuel prices and other operating costs;
•	our ability to protect our intellectual property and other material proprietary rights;
•	negative reputational and financial impacts resulting from future acquisitions or strategic transactions;
•	requirement to recognize and record impairment charges;
•	failure to maintain our strategic relationships with the real estate brokerages and agents that comprise our real estate customer acquisition channel;
•	failure of our marketing efforts to be successful or cost-effective;
•	third-party use of our trademarks as search engine keywords to direct our potential customers to their own websites;
•	inappropriate use of social media by us or other parties to harm our reputation;
•	our limited history of operating as an independent company;
•	inability to achieve some or all of the benefits that we expected to achieve from the Spin-off;
•	tax liabilities and potential indemnification of ServiceMaster for material taxes if the distribution fails to qualify as tax-free;
•	the effects of our substantial indebtedness and the limitations contained in the agreements governing such indebtedness;
•	increases in interest rates increasing the cost of servicing our substantial indebtedness;
•	increased borrowing costs due to lowering or withdrawal of the ratings, outlook or watch assigned to us, our debt securities or our Credit Facilities;

•	our ability to generate the significant amount of cash needed to fund our operations and service our debt obligations; and
•	other factors described in this Annual Report on Form 10-K and from time to time in documents that we file with the SEC.

You should read this Annual Report on Form 10-K completely and with the understanding that actual future results may be materially different from expectations. All forward-looking statements made in this Annual Report on Form 10-K are qualified by these cautionary statements. These forward-looking statements are made only as of the date of this Annual Report on Form 10-K, and we do not undertake any obligation, other than as may be required by law, to update or revise any forward-looking or cautionary statements to reflect changes in assumptions, the occurrence of events, unanticipated or otherwise, and changes in future operating results over time or otherwise. For a discussion of other important factors that could cause our results to differ materially from those expressed in, or implied by, the forward-looking statements included in this report, you should refer to the risks and uncertainties detailed from time to time in our periodic reports filed with the SEC as well as the disclosure contained under the heading “Risk Factors” included in Item 1A of this Annual Report on Form 10-K.

References in this Annual Report on Form 10-K to “Frontdoor,”, the “Company”, “we,” “our,” or “us” refer to frontdoor, inc. and all of its subsidiaries.  Certain amounts presented in tables are subject to rounding adjustments and, as a result, the totals in such tables may not sum.

PART I

ITEM 1. BUSINESS

Overview

Frontdoor is the largest provider of home service plans in the United States, as measured by revenue, and operates under the American Home Shield, HSA, OneGuard and Landmark brands. Our home service plans help our customers maintain their homes and protect against costly and unexpected breakdowns of essential home systems and appliances. We maintain close and frequent contact with our customers as we respond to over four million homeowner service requests annually (or one every eight seconds on average) utilizing our nationwide network of over 16,000 pre-qualified professional contractor firms. Our value proposition to our professional contractor network is providing them access to our significant work volume, increasing their business activity while enhancing their ability to manage their financial and human capital resources. We realize significant economies of scale as a result of our volume of service requests and we intend to leverage our advanced customer and contractor-centric technology platform, expanding independent contractor network, existing customer base, purchasing power for replacement parts, appliances and home systems and extensive history and deep understanding of the home services market to generate sustained growth of our core home service plan business as well as to develop a new on-demand home services business.

We serve over two million customers annually across all 50 states and the District of Columbia. Our home service plan customers subscribe to a yearly service plan agreement that covers the repair or replacement of major components of up to 21 home systems and appliances, including electrical, plumbing, central HVAC systems, water heaters, refrigerators, dishwashers and ranges/ovens/cooktops. Product failures can pose significant emotional and financial challenges for our customers as these items tend to be the most critical and complicated items in a home. Given the potentially high cost of a major appliance or home system breakdown, the cumbersome process of vetting and hiring a qualified repair professional and, typically, the lack of formal guarantee for services performed, our customers place high value on the peace of mind, convenience, repair expertise and service guarantee our home service plans deliver. As homes become increasingly complex and connected, our ability to innovate, both through upgraded product offerings and through channel diversification, has allowed us to grow the home service plan category as well as our share of that category.

Our service plans appeal to the growing category of U.S. homeowners who seek financial protection against unexpected and expensive home repairs and/or the convenience of having a single home service provider that delivers pre-qualified, experienced professionals and service guarantees. Our multi-faceted value proposition resonates with a broad customer demographic, regardless of home price, income level, geographic location, or age. We acquire our customers through our partner real estate brokers and directly by advertising and marketing through our direct-to-consumer (“DTC”) channel. As a result of our strong customer value proposition, 66 percent of our revenue in 2018 was recurring, in line with historical averages, driving consistency and predictability in our revenues. In addition, a significant majority of our home service plan customers automatically renew on an annual basis.

From 2013 to 2018, our network of high-quality, pre-qualified professional contractor firms has grown from approximately 10,000 to over 16,000, all of which have performed a service order for us in the past 12 months. We are highly selective with onboarding new contractor firms into our service network and continuously monitor service quality through a set of rigorous performance measures, relying heavily on direct customer feedback. We are more than four times larger than the next largest provider of home service plans in the United States, as measured by revenue. We believe our scale affords us significant competitive advantages, as it would require substantial time and monetary investment to develop a comparable contractor base with national reach, experience and service excellence. We classify a subset of our independent contractor network as “preferred,” representing firms that meet our highest quality standards and are often long-tenured providers with us. Historically, approximately 80 percent of work orders are completed by our preferred contractor network, driving higher customer satisfaction and retention rates. We intend to leverage our leading contractor base to expand into home improvement and maintenance services through both our home service plans and future on-demand services.

For the year ended December 31, 2018, we generated revenue, net income and Adjusted EBITDA of $1,258 million, $125 million and $238 million, respectively. For a reconciliation of Adjusted EBITDA to net income, see "Item 6. Selected Financial Data".

Our Opportunity

Frontdoor operates within the $400 billion U.S. home services market, of which the U.S. home service plan category currently represents $2.4 billion. We view increased penetration of the U.S. home service plan category as a long-term growth opportunity. This category is currently characterized by low household penetration with approximately five million of nearly 120 million U.S. households (owner-occupied homes and rentals), or approximately four percent, covered by a home service plan. In addition, we believe that increasingly complex home systems and appliances, as well as consumer preference for budget protection and convenience, will emphasize the value proposition of pre-qualified professional repair services and, accordingly, the coverage benefits offered by a home service plan.

We also believe that we are well-positioned to capitalize on our leading position in the home service plan category to provide services to consumers in the broader home services segment. As consumer demand shifts towards more convenient, outsourced services, we believe we have an opportunity as a reliable, scaled service provider with a national, licensed independent contractor network to expand into on-demand services.

Our marketplace-based approach to home service delivery requires us to continue to grow our supply side, and we remain committed to attracting high-quality independent contractors to our network of professional service providers. As we continue to scale our contractor network, we in turn expand our breadth of potential services and enhance our ability to execute an on-demand service delivery model.

Our Competitive Strengths

We believe the following competitive strengths have been instrumental to our success and position us for future growth:

Leader in Large, Fragmented and Growing Category. We are the leader in the U.S. home service plan category. We are more than four times larger than the next largest provider of home service plans in the United States, as measured by revenue. Over the past four decades, we have developed a marketplace reputation built on the strength of our brands, our customer and contractor value proposition and our service quality. As a result, we enjoy industry-leading brand awareness and a reputation for high-quality customer service, both of which are key drivers of the success of our customer acquisition and retention efforts. Our size and scale provide us with a competitive advantage in contractor selection and purchasing power for replacement parts, appliances and home systems, as well as the ability to extract marketing and operating efficiencies compared to smaller local and regional competitors.

High-Value Service Offerings. We provide our customers with a compelling value proposition by offering financial protection against unexpected and expensive home repairs, coupled with the convenience of having repairs completed quickly and by experienced professionals. In contrast with insurance products that have low frequency of use, we pay claims on behalf of our home service plan customers more than once per year, on average. We believe this high level of engagement reinforces our customer value proposition and leads to higher renewal rates. We believe our annual customer retention rate is further evidence of the value our customers place on our service and the quality of execution that we provide.

Technology-Enabled Platform Drives Efficiency and Quality of Service. We are focused on constantly improving the customer and contractor experience. We continuously develop and refine our advanced customer- and contractor-centric technology platform to enhance the experience for our customers, our contractors and our partner real estate brokers and agents. Our platform allows customers to purchase and utilize a home service plan, electronically chat with a representative, pay bills and track the progress of their service requests, all from their mobile device or personal computer. Our contractors use this platform to interact with us and to more efficiently and effectively serve our customers. In addition, real estate brokers utilize our platform to facilitate the purchase of home service plans. We believe our technology-enabled platform provides a foundation for operational and customer service excellence, ultimately driving customer retention and contractor growth.

Multi-Channel Sales and Marketing Approach Supported by Sophisticated Customer Analytics. Our multi-channel sales and marketing approach is designed to understand the key decision points that our customers face during the purchase of home services to generate revenue and build brand value.

In the real estate channel, we leverage marketing service agreements and a team of field-based account executives to train, educate and market our plans through real estate brokers and agents at both a local and national level. We have long-standing strategic relationships with seven of the top ten real estate brokers in the United States and we view these strategic relationships as a key competitive advantage.

In the DTC channel, lead generation has benefited from increased and more efficient marketing spending as well as improved digital marketing. Our internal testing demonstrates that a customer’s intent to purchase a home service plan increases by approximately two times after being presented with a basic description of how our home service plans work. We increasingly utilize sophisticated consumer analytics models that allow us to more effectively segment our prospective customers and deliver tailored marketing campaigns. In addition, we have deployed more sophisticated marketing tools to attract customers, including content marketing, online reputation management and social media channels. The effectiveness of our marketing efforts is demonstrated by our ability to generate quality leads and online sales on a cost-effective basis.

Diverse, Recurring and Stable Revenue Streams. We are diversified by customer acquisition channel and by geography, with operations in all 50 states and the District of Columbia. Customers acquired through the real estate channel and DTC channel represented 47 percent and 53 percent, respectively, of our customer base in 2018. We believe our ability to acquire customers through the DTC channel mitigates the effect of potential cyclicality in the home resale market and our nationwide presence limits the impact of poor economic conditions or adverse weather conditions in any particular geography. We benefit from predictable and recurring revenue as our customers sign twelve-month contracts and 66 percent of our revenue was generated through existing customer renewals in 2018, in line with historical averages. In addition, our business model has proven resilient through various business cycles as evidenced by our growth each year during the 2008 financial downturn and compound annual revenue growth rate of approximately four percent from 2007 to 2011 and approximately nine percent from 2011 to 2018.

Capital-Light Business Model.  Our business model generates strong Adjusted EBITDA margins and negative working capital and requires limited capital expenditures. As such, we have a capital-light business model that drives potential for strong generation of cash flow. We may, from time to time, make more significant investments in capability-expanding technology, including investments to develop a world-class data platform to fuel our growth. Net cash provided from operating activities was $189 million for the year ended December 31, 2018 compared to $194 million for the year ended December 31, 2017 and $155 million for the year ended December 31, 2016. Free Cash Flow was $163 million, $179 million and $144 million for the years ended December 31, 2018, 2017 and 2016, respectively. For a reconciliation of Free Cash Flow to net cash provided from operating activities, see “Item 6. Selected Financial Data.”

Experienced Management Team. We have a management team of highly experienced leaders who have strong track records in a wide variety of industries and economic conditions. Our management team is highly focused on execution and driving growth and profitability, and, as such, our compensation structure is tied to key performance metrics that are designed to incentivize senior management to drive the long-term success of our business. Our chief executive officer brings direct experience from industry-leading companies like Lyft and Amazon. He is well versed in scaling large businesses, leveraging technology to innovate and grow and building on-demand marketplaces. Our chief financial officer has over 20 years as a finance executive and six years with our core business, bringing deep industry insights, continuity and financial acumen. We believe our management team has the vision and experience to position us for continued success and to implement and execute our business strategies over the long term. Further, we believe that we have a deep pool of talent across our organization, including long-tenured individuals with significant expertise, knowledge of our business and experience building and scaling technology-enabled businesses.

Our Business Strategies

We intend to profitably grow our business by:

Increasing Our Home Service Plan Penetration

Between 2012 and 2018, we increased our share of home service plan category revenue while the overall size of the home service plan category increased from approximately three million to five million households over the same period. We intend to further increase our home service plan penetration by making strategic investments to educate consumers on our compelling value proposition, target homeowners more effectively, further improve the customer experience and attract new real estate brokers and contractors. In addition, we see an opportunity to expand our repair services to property managers who currently use our services through individual home service plans by helping them aggregate such plans and better manage their utilization of our services.

Deliver Superior Customer Experience. We will continue to improve the customer experience by investing in our integrated technology platform, self-service capabilities, business intelligence platforms, customer care center operations and contractor management systems. These targeted investments are expected to result in an enhanced customer experience by providing a more convenient service and improving contractor efficiencies and engagement. We believe these initiatives will lead to improved retention rates, more grassroots marketing and the opportunity to deliver additional services to satisfied customers.

Grow Our Supply Network of Independent Contractors. We will continue to grow our network of pre-qualified professional contractor firms while maintaining the high quality of our network. Our contractor relations team utilizes a highly selective process to choose new contractor firms and continuously monitors their service quality. We believe growing our contractor base within existing service locations and in new geographies, while maintaining service excellence, will drive further penetration of our home service plans and differentiate our product offering relative to competitors.

Continue Digital Innovation. We are continuing to invest in digital innovation to further increase the ease-of-use of our technology platform for customers, contractors and realtors. In recent years, we have developed robust customer technology platforms, which make it easy for customers to purchase from us, request service and manage their account from the convenience of a smartphone or tablet. Our contractor technology platform makes it easier for contractors to work with us and improves communication between contractors and our customers. Our realtor technology platform makes it easier for realtors to work with us and therefore recommend our products to their clients. Approximately 55 percent of real estate channel orders were placed online in 2018. As we continue to make investments in digital innovation, these enhanced digital platforms will be the foundation of both our home service plan and future on-demand businesses.

Develop Dynamic Pricing. We are currently testing improvements to our customer acquisition and retention efforts through the development of dynamic pricing capabilities. This capability will leverage our proprietary data platform to allow us to adjust our plan prices based on factors such as the strength of our contractor network in a market, the grade of appliances in a home or neighborhood and the labor costs within a market. We expect to utilize these capabilities to improve the profitability of higher risk customers, while offering more attractive prices to lower risk and price-sensitive customers.

Expanding into Home Maintenance and Improvement Services

We intend to continue to leverage our existing sales channels and service platform to deliver additional value-added services to our customers by expanding beyond repair services to offer home maintenance and improvement services. Repair services only comprise approximately 25 percent of the U.S. home services market, and home improvement and maintenance work is highly valued by our contractors. Our product development teams draw upon the experience of technicians in the field to both create innovative customer solutions for the existing product suite and identify service and category adjacencies. For example, we are currently piloting a new maintenance service offering of central HVAC pre-season checkups, which we expect to launch nationwide in 2019. In the real estate channel, we have recently launched a successful nationwide service offering of re-keying locks for recent home buyers with a home service plan. We are also testing smart home technology services, which we believe will add value to our plans and result in increases in renewals. We believe these new service offerings will lead to higher customer engagement, ultimately leading to stronger customer loyalty.

Providing Customers Access to Our High-Quality, Pre-Qualified Network of Contractors for On-Demand Home Services

We see a significant opportunity to leverage our existing contractor base to develop on-demand home repair, maintenance and improvement services, which we believe will increase our customer satisfaction and contractor value proposition and provide us with additional revenue opportunities. By offering on-demand services, we can provide additional services to our existing home service plan customers and reach new customers, including those not currently interested in home service plans. The home service plan category currently consists of five million homes, while the market for on-demand home services is approximately 120 million homes. We are evolving with our customers’ ever-changing preferences, including demand for new services and how those services are solicited and procured. For homeowners, we can provide benefits from our economies of scale and preferred rates, access to our network of high-quality, pre-qualified contractors, pricing data, transparency and real-time tracking of service requests that they may not get from going direct to a contractor. For contractors, we can provide actual revenue opportunities (not just leads), access to our preferred pricing for replacement parts, appliances and home systems, as well as access to our scheduling services. We also believe that our on-demand services offering will strengthen our core home service plan business by highlighting the value proposition of our services and the convenience of our vast contractor network to new customers. We intend to launch our on-demand business with repair services and then expand into maintenance and improvement services. We initially plan to market our on-demand service to our 2.1 million existing home service plan customers and then expand into additional marketing channels. We intend to pilot our on-demand services in the second half of 2019 and begin expanding their scale in 2020.

Developing a World-Class Data Platform

We believe we have the opportunity to become the authoritative source of home service information. Since our founding in 1971, we have amassed a significant amount of data on historic maintenance trends, recall and repair history and parts and labor pricing for most home repairs. We are constantly analyzing and using our data to make better business decisions and improve visibility on future costs. We also intend to identify additional opportunities to use technology to capture valuable home data, making it easier for customers and contractors to interact and ultimately enable us to anticipate repair needs. We intend for this aggregated data platform to be the definitive source of information for homeowners to understand contractor quality and service trends in order to make informed decisions on how to maintain, improve or repair their home. We believe these investments will both improve the customer experience and reduce our operating expenses. We also believe this data platform will provide additional revenue opportunities as real estate companies, manufacturers and other companies recognize the benefit of this aggregated data.

Pursuing Selective Acquisitions

We have a track record of sourcing and purchasing targets at attractive prices and successfully integrating them into our business. In 2016, we made two key acquisitions. In June 2016, we acquired OneGuard Home Warranties (“OneGuard”), and in November 2016, we acquired Landmark Home Warranty, LLC (“Landmark”), which together added over 100,000 new customers. We anticipate that the highly fragmented nature of the home service plan industry will continue to create strategic opportunities for further consolidation, and, with our scale, we believe we will be the acquirer of choice in the industry. In particular, we intend to focus strategically on underserved regions where we can enhance and expand service capabilities. Historically, we have used acquisitions to cost-effectively grow our customer base in high-growth geographies and we intend to continue to do so. We may also explore opportunities to make strategic acquisitions that will expand our service offering in the broader home services segment.

Sales and Marketing

We market our services to homeowners on a national and local level through various means, including marketing partnerships, search engine marketing, content marketing, social media, direct mail, television and radio, print advertisements and telemarketing. We partner with various participants in the residential real estate marketplace, such as real estate brokers and insurance carriers, to market and sell our home service plans. In addition, we sell through our customer care centers, mobile-optimized e-commerce platform and national sales teams. Our marketing spend in 2018 was composed of digital (44 percent), direct (21 percent), broadcast (18 percent) and social media and other (17 percent). We utilize the following customer acquisition channels:

Real estate channel. Our plans have historically been used to provide peace of mind to home buyers by protecting them from large, unanticipated out-of-pocket expenses related to the breakdown of major home systems and appliances during the first year after a home purchase. We leverage marketing service agreements and a team of over 150 field-based account executives and sales leaders who focus on a defined geographic area to train and educate real estate brokers and agents within their territory about the benefits of a home service plan and those brokers and agents then market our plans to home buyers. Our field-based account executives work directly with real estate offices and participate in broker meetings and national sales events. In addition to our field-based account executives, we have nine account managers who operate out of a customer care center and a team of seven providing sales and marketing support.

We have long-standing relationships with seven of the top ten real estate brokers in the United States and continue to improve relationships with other key brokers. On average, we have been in business with these real estate brokers for 17 years, and we have strategic partnership arrangements with many of these brokers. Our long-standing relationships help to secure and grow our position. In addition, for 16 years running, we have had a strategic alliance agreement with the National Association of Realtors, which is the largest real estate association in the United States representing approximately 1.3 million realtors.

We had a 33 percent share of plans sold in connection with a home resale transaction in 2018, up from 26 percent in 2012. In 2018, 1.5 million homes were sold with a home service plan out of the approximately 5.3 million homes sold. Customers acquired through the real estate channel represented 47 percent of our customer base in 2018, down from 56 percent in 2007, as we have rapidly grown our DTC customer base. In 2018, customers in this channel renewed at 29 percent after the first contract year. Revenue from this channel, including associated renewals, was $578 million, $533 million and $449 million for the years ended December 31, 2018, 2017 and 2016, respectively. Overall revenues within this channel have grown at a five percent CAGR from 2007 through 2018.

Direct-to-consumer channel. Leveraging our experience in the real estate channel, we invested significant resources to develop the DTC channel to broaden our reach beyond home resale transactions. Our value proposition resonates with a wide demographic of homeowners who find security in a plan protecting against expensive and unexpected breakdowns in the home. This strong value proposition is promoted to our potential customers through search engine marketing, content marketing, social media, direct mail, television and radio, print advertisements and telemarketing and sold through our customer care centers and mobile-optimized e-commerce platform. Over the past decade, we have strategically invested to expand the DTC channel given its high retention rates and customer lifetime value. Our research indicates a relatively low home service plan penetration rate of four percent of occupied U.S. households. We believe that penetration rates will increase over time as consumers become more aware of, and educated about, home service plans.

Since 2012, we have maintained an over 50 percent share of home service plans purchased or renewed outside of a home resale transaction. This industry remains underpenetrated, with approximately three million homes out of the 115 million U.S. households (excluding home resales) having a home service plan. Customers acquired through the DTC channel represented 53 percent of our customer base in 2018, up from 44 percent in 2007. In 2018, customers in this channel renewed at 76 percent after the first contract year. Revenue from this channel, including associated renewals, was $674 million, $618 million and $571 million for the years ended December 31, 2018, 2017 and 2016, respectively. Overall revenues within this channel have grown at a nine percent CAGR from 2007 through 2018.

Customer renewals. We generated 66 percent of our revenue through existing customer renewals for each of the years ended December 31, 2018, 2017 and 2016. Our customer retention rate has grown from 73 percent in 2007 to 75 percent in 2018. We have made significant investments in our integrated technology platform, self-service capabilities, customer care center operations and contractor management systems, which we believe position us to further improve retention. We estimate that each one-percent improvement in customer retention generates approximately $8 million of incremental revenue and $4 million of gross profit.

Customers, Contractors, Suppliers and Geographies

Customers. As our customers are predominantly owners of single-family residences, we do not have significant customer concentration. We had 2.1 million, 2.0 million and 1.9 million customers as of December 31, 2018, 2017 and 2016, respectively. Approximately 67 percent of our customers are on a monthly auto-pay program. Auto-pay customers are more likely to renew than non-auto-pay customers.

Contractors. We have a network of over 16,000 high-quality, pre-qualified professional contractor firms that employ more than 45,000 technicians. The qualification process for a contractor includes assessing their online presence and customer reviews, gathering public information about the company, reviewing references from customers and other contractors, and confirming they meet all insurance and licensing standards. In addition, contractors must agree to our service requirements, such as timely appointments and follow-ups with all customers, guaranteed work, professionalism, and availability. Our contractors are supported by a designated contractor relations representative who guides them through the process of working with us, from on-boarding, to the first service call to continuous monitoring and training. No contractor accounted for more than five percent of our cost of services rendered. We estimate that approximately 95 percent of our contractor base plans to maintain or expand their relationship with us over the next two years.

Suppliers. We are dependent on a limited number of suppliers for various key components used in the services and products we offer to customers, and the cost, quality and availability of these components are essential to our services. Supplier spend made up approximately 20 percent of our cost of services rendered in 2018, and we have multiple national supplier agreements in place. We have five national suppliers of repair parts and home systems and appliances that each account for more than five percent of our supplier spend.

Geographies. A significant percentage of our revenue is concentrated in the southern and western regions of the United States, including California, Texas, Florida and Arizona.

Technology

We are continuing to invest in digital innovation to further increase the ease-of-use of our technology platform for customers, contractors and realtors.

Customers. In recent years, we have developed robust customer technology platforms, which make it easy for customers to purchase from us, request service and manage their account from the convenience of a smartphone or tablet. Approximately 40 percent of our DTC sales in 2018 were entered online, and 55 percent of our total service request volume was entered online or through our interactive voice response system. Our customer MyAccount platform had over one million active users at the end of 2018, allowing customers to pay bills, request service, review account information or chat with a representative online without having to call our customer care centers.

Contractors. Our contractor technology platform makes it easier for contractors to work with us and improves communication between contractors and our customers. Our contractor portal had nearly 6,500 active users at the end of 2018, and our platform sent nearly 1.4 million “On-My-Way” notifications to customers, letting them know their contractor was en route to their home.

Realtors. Our realtor technology platform makes it easier for realtors to work with us, and therefore recommend our products to their clients. Approximately 55 percent of real estate channel orders were placed online in 2018. Our realtor portal had over 80,000 active users at the end of 2018, allowing realtors to enter, edit and pay for orders; view or print order confirmations, invoices, and contracts for active customers; request service on behalf of their clients; and view and manage expiring orders.

Competition

We compete in the home service plan industry and the broader U.S. home services market. The home service plan industry is a highly competitive industry. The principal methods of competition, and by which we differentiate ourselves from our competitors, are quality and speed of service, contract offerings, brand awareness and reputation, customer satisfaction, pricing and promotions, contractor network and referrals. While we compete with a broad range of competitors in each locality and region, we are the only home service plan company providing home service plans in all 50 states and the District of Columbia. Our primary direct competitors are First American Home Warranty Corporation and Old Republic Home Protection. We also compete in the broader home services market with HomeAdvisor (who also recently acquired Angie’s List) and HomeServe. We believe our network of over 16,000 pre-qualified professional contractor firms, in combination with our large base of contracted customers, differentiates us from other platforms in the home services market.

Employees

As of December 31, 2018, we had approximately 2,200 employees, none of whom is represented by labor unions.

Intellectual Property

We hold various service marks, trademarks and trade names, such as Frontdoor and American Home Shield, that we deem particularly important to our advertising and marketing activities.

Insurance

We maintain insurance coverage that we believe is appropriate for our business, including workers’ compensation, auto liability, general liability, umbrella, cybersecurity and property insurance. In addition, we provide insurance for our service requests in Texas via our wholly-owned captive insurance company, which is domiciled in Houston, Texas.

Regulatory Compliance

We are subject to various federal, state and local laws and regulations, compliance with which increases our operating costs, limits or restricts the services we provide or the methods by which we may offer, sell and fulfill those services or conduct our business, or subjects us to the possibility of regulatory actions or proceedings. Noncompliance with these laws and regulations can subject us to fines, loss of licenses or registrations or various forms of civil or criminal prosecution, any of which could have a material adverse effect on our reputation, business, financial position, results of operations and cash flows.

These federal, state and local laws and regulations include laws relating to consumer protection, deceptive trade practices, home service plans, real estate settlement, wage and hour requirements, state contractor laws, the employment of immigrants, labor relations, licensing, building code requirements, workers’ safety, environmental, privacy and data protection, securities, insurance coverages, sales tax collection and remittance, healthcare reforms, employee benefits, marketing (including, without limitation, telemarketing) and advertising. In addition, we are regulated in certain states by the applicable state insurance regulatory authority and by other regulatory bodies, such as the Real Estate Commission in Texas.

We are subject to federal, state and local laws and regulations designed to protect consumers, including laws governing consumer privacy and fraud, the collection and use of consumer data, telemarketing and other forms of solicitation. The telemarketing rules adopted by the Federal Communications Commission pursuant to the Federal Telephone Consumer Protection Act and the Federal Telemarketing Sales Rule issued by the Federal Trade Commission govern our telephone sales practices. In addition, some states and local governing bodies have adopted laws and regulations targeted at direct telephone sales, i.e., “do-not-call” regulations. The implementation of these marketing regulations requires us to rely more extensively on other marketing methods and channels. In addition, if we were to fail to comply with any applicable law or regulation, we could be subject to substantial fines or damages, be involved in lawsuits, enforcement actions and other claims by third parties or governmental authorities, suffer losses to our reputation and our business or suffer the loss of licenses or registrations or incur penalties that may affect how the business is operated, any of which, in turn, could have a material adverse effect on our financial position, results of operations and cash flows.

Available Information

Our website address is www.frontdoorhome.com. We use our website as a channel of distribution for company information. We will make available free of charge on the Investor section of our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act. We also make available through our website other reports filed with or furnished to the SEC under the Exchange Act, including our proxy statements and reports filed by officers and directors under Section 16(a) of the Exchange Act, as well as our Code of Conduct. Financial and other material information regarding Frontdoor is routinely posted on our website and is readily accessible. We do not intend for information contained in our website to be part of this Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

In addition to the other information contained in this Annual Report on Form 10-K and the exhibits hereto, you should carefully consider the following risk factors in evaluating our business. Our business, financial condition or results of operations could be materially adversely affected by any of these risks. The selected risks described below, however, are not the only risks we face. Additional risks and uncertainties, not currently known to us or those we currently view to be immaterial may also materially and adversely affect our business, financial condition or results of operations. The risk factors generally have been separated into four groups: risks related to our business, risks related to the Spin-off, risks related to our common stock and risks related to our substantial indebtedness.

The materialization of any risks and uncertainties set forth below or identified in Cautionary Statement Concerning Forward-Looking Statements contained in this report and our other filings with the SEC or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Cautionary Statement Concerning Forward-Looking Statements” above.

Risks Related to Our Business

Our industry is highly competitive. Competition could reduce our share and adversely affect our reputation, business, financial position, results of operations and cash flows.

We operate in a highly competitive industry. Changes in the sources and intensity of competition in the industry in which we operate may impact the demand for our services and may also result in additional pricing pressure. Heightened industry competition could adversely affect our business operations by eroding our competitive advantage in contractor selection and purchasing power for replacement parts, appliances and home systems. Regional and local competitors operating in a limited geographic area may have lower labor, employee benefits and overhead costs than us. The principal measures of competition in our business include customer service, brand awareness and reputation, fairness of contract terms, including contract price and coverage scope, contractor network and quality and speed of service. We may be unable to compete successfully against current or future competitors, and the competitive pressures that we face may result in reduced market share, reduced pricing, and other adverse impacts to our reputation, business, financial position, results of operations and cash flows.

Weakening general economic conditions, especially as they may affect home sales, unemployment or consumer confidence or spending levels, may adversely impact our business, financial position, results of operations and cash flows.

Our results of operations are dependent upon consumer spending. Deterioration in general economic conditions and consumer confidence, particularly in California, Texas, Florida and Arizona, could affect the demand for our services. Consumer spending and confidence tend to decline during times of declining economic conditions. A worsening of macroeconomic indicators, including weak home sales, higher home foreclosures, declining consumer confidence or rising unemployment rates, could adversely affect consumer spending levels, reduce demand for our services and adversely impact our business, financial position, results of operations and cash flows.

Changes in the real estate market in particular could also affect the demand for our services as home buyers elect not to purchase our services, which could have a material adverse impact on our business, financial position, results of operations and cash flows. Among others, the number of real estate transactions in which our services are purchased could decrease in the following situations:

•	when mortgage interest rates are high or rising;
•	when the availability of credit, including commercial and residential mortgage funding, is limited; or
•	when real estate values are declining.

We may not successfully implement our business strategies, including achieving our growth objectives.

We may not be able to fully implement our business strategies or realize, in whole or in part within the expected time frames, the anticipated benefits of various growth or other initiatives. Our business strategies and initiatives, including increasing our home service plan penetration, expanding into home maintenance and improvement services, providing on-demand home services, developing a world-class data platform and pursuing selective acquisitions, are subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control.

In addition, our financial performance is affected by changes in the services and products we offer to customers. There can be no assurance that our strategies or service and product offerings will succeed in increasing revenue and growing profitability. An unsuccessful execution of strategies, including the rollout or adjustment of any new services or products or sales and marketing plans, could cause us to reevaluate or change our business strategies and could have a material adverse impact on our reputation, business, financial position, results of operations and cash flows.

We will incur certain costs to achieve efficiency improvements and growth in our business, and we may not meet anticipated implementation timetables or stay within budgeted costs. As these efficiency improvement and growth initiatives are implemented, we may not fully achieve expected cost savings and efficiency improvements or growth rates, or these initiatives could adversely impact customer retention or our operations. Also, our business strategies may change in light of our ability to implement new business initiatives, competitive pressures, economic uncertainties or developments or other factors.

Our future success depends on our ability to attract, retain and maintain our network of third-party contractors and vendors and their performance.

Our ability to conduct our operations is in part impacted by reliance on a network of third-party contractors. Our future success and financial performance depend substantially on our ability to attract and retain third-party contractors and ensure third-party contractor compliance with our policies and standards and performance expectations. However, these third-party contractors are independent parties that we do not control, and who own, operate and oversee the daily operations of their individual businesses. If third-party contractors do not successfully operate their businesses in a manner consistent with required laws, standards and regulations, we could be subject to claims from regulators or legal claims for the actions or omissions of such third-party contractors. In addition, our relationship with our third-party contractors could become strained (including resulting in litigation) as we impose new standards or assert more rigorous enforcement practices of our existing standards and performance expectations. When a contractor relationship is terminated, there is a risk that we may not be able to enter into a similar agreement with an alternate contractor in a timely manner or on favorable terms. We could incur costs to transition to other contractors, and these costs could materially adversely affect our results of operations and cash flows. We could also fail to provide service to our customers if we lose contractors that we cannot replace in a timely manner, which could lead to customer complaints and possible claims and litigation.

We are also dependent on vendors for home systems, replacement appliances and parts and the ability to rely on the pricing for such goods in the contracts we negotiate with these vendors. If we cannot obtain the replacement appliances, systems or parts from vendors within our existing stable of vendors to satisfy consumer claims, we may be forced to obtain replacement appliances, systems and parts from other vendors at higher costs, which could have a material adverse impact on our business, financial position, results of operations and cash flows.

Adverse credit and financial market events and conditions could, among other things, impede access to or increase the cost of financing, which could have a material adverse impact on our business, financial position, results of operations and cash flows.

Disruptions in credit or financial markets could make it more difficult for us to obtain, or increase our cost of obtaining, financing for our operations or investments or to refinance our existing indebtedness, or cause existing or future debt financing sources to not give technical or other waivers under credit facility or other agreements to the extent we may seek them in the future, thereby causing us to be in default.

Weather conditions and seasonality affect the demand for our services and our results of operations and cash flows.

The demand for our services and our results of operations are affected by weather conditions and seasonality, including, without limitation, potential impacts, if any, of climate change, known and unknown. Such seasonality causes our results of operations to vary considerably from quarter to quarter. Accordingly, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.  Extreme temperatures, typically in the winter and summer months, can lead to an increase in service requests related to home systems, particularly central HVAC systems, resulting in higher service request frequency and costs and lower profitability, while mild temperatures in the winters or summers can lead to lower home systems claim frequency. For example, we experienced an increase in contract service request cost driven by a higher number of central HVAC work orders due to colder winter temperatures in the first quarter of 2018 and higher summer temperatures in the second and third quarters of 2018, as compared to historical averages, in many of the markets that we serve. Extreme or unpredictable weather conditions could materially adversely impact our business, financial position, results of operations and cash flows.

We may not be able to attract and retain qualified key executives or transition smoothly under our new leadership, which could adversely impact us and our business and inhibit our ability to operate and grow successfully.

The execution of our business strategy and our financial performance will depend in significant part on our executive management team and other key management personnel. Our future success will depend in large part on our success in attracting new talent and in utilizing current, experienced senior leadership and smoothly transitioning responsibilities to, and implementing the goals and objectives of, our new management team. Any inability to attract qualified key executives in a timely manner, retain our leadership team and recruit other important personnel could have a material adverse impact on our business, financial position, results of operations and cash flows.

We are dependent on labor availability at our customer care centers.

Our ability to conduct our operations is in part affected by our ability to increase our labor force, including on a seasonal basis at our customer care centers, which may be adversely affected by a number of factors. While we employ both domestic and overseas third-party customer care center resources to help fulfill our service and other obligations, the effectiveness of such resources may be adversely affected by the availability of labor in such other markets and the continuing viability of contract relations with such third parties. In the event of a labor shortage, we could experience difficulty in responding to customer calls in a timely fashion or delivering our services in a high-quality or timely manner and could be forced to increase wages to attract and retain associates, which would result in higher operating costs and reduced profitability. Long call and service wait times by customers during peak operating times could have a material adverse impact on our reputation, business, financial position, results of operations and cash flows.

Laws and government regulations applicable to our business and lawsuits, enforcement actions and other claims by third parties or governmental authorities could increase our legal and regulatory expenses, and impact our business, financial position, results of operations and cash flows.

Our business is subject to significant federal, state and local laws and regulations. These laws and regulations include but are not limited to laws relating to consumer protection, deceptive trading practices, home service plans, real estate settlement, wage and hour requirements, state contractor laws, the employment of immigrants, labor relations, licensing, building code requirements, workers’ safety, environmental, privacy and data protection, securities, insurance coverages, sales tax collection and remittance, healthcare reforms, employee benefits, marketing (including, without limitation, telemarketing) and advertising. In addition, we are regulated in certain states by the applicable state insurance regulatory authority and by other regulatory bodies, such as the Real Estate Commission in Texas.

While we do not consider ourselves to be an insurance company, the IRS or state agencies could deem us to be taxed as such, which could adversely impact the timing of our tax payments. We cannot predict whether our operation as a stand-alone company following the separation and distribution will increase the likelihood that the IRS or any state agency may view us as an insurance company.

In addition, U.S. Tax Reform was enacted in December 2017. This legislation made significant changes to the Internal Revenue Code of 1986, as amended (the “Code”). U.S. Tax Reform, among other things, contains significant changes to corporate taxation, including a reduction of the corporate income tax rate, a partial limitation on the deductibility of business interest expense, limitation of the deduction for certain net operating losses to 80% of current year taxable income, an indefinite carryforward of certain net operating losses, limitations on certain deductions for compensation paid to certain executive offices, immediate deductions for certain new investments instead of deductions for depreciation expense over time and the modification or repeal of many business deductions and credits.

We are also subject to various federal, state and local laws and regulations designed to protect consumers, including laws governing consumer privacy and fraud, the collection and use of consumer data, telemarketing and other forms of solicitation. From time to time, we have received and we expect that we may continue to receive inquiries or investigative demands from regulatory bodies, including the Bureau of Consumer Financial Protection and state attorneys general and other state agencies. The telemarketing rules adopted by the Federal Communications Commission pursuant to the Federal Telephone Consumer Protection Act and the Federal Telemarketing Sales Rule issued by the Federal Trade Commission govern our telephone sales practices. In addition, some states and local governing bodies have adopted laws and regulations targeted at direct telephone sales, i.e., “do-not-call” regulations. The implementation of these marketing regulations requires us to rely more extensively on other marketing methods and channels.

Various federal, state and local governing bodies may propose additional legislation and regulation that may be detrimental to our business or may substantially increase our operating costs, including increases in the minimum wage; environmental regulations related to climate change, equipment efficiency standards, refrigerant production and use and other environmental matters; health care coverage; or “do-not-call” or other marketing regulations. It is difficult to predict the future impact of the broad and expanding legislative and regulatory requirements affecting our business and changes to such requirements may adversely affect our business, financial position, results of operations and cash flows. In addition, if we were to fail to comply with any applicable law or regulation, we could be subject to substantial fines or damages, be involved in lawsuits, enforcement actions and other claims by third parties or governmental authorities, suffer harm to our reputation, suffer the loss of licenses or incur penalties that may affect how our business is operated, any of which, in turn, could have a material adverse impact on our business, financial position, results of operations and cash flows.

Changes to U.S. tariff and import/export regulations may increase the costs of home systems, appliances and repair parts and, in turn, adversely impact our business.

Tariff policies are under continuous review and subject to change. The current U.S. administration has voiced strong concerns about imports from countries that it perceives as engaging in unfair trade practices and could impose import duties or restrictions on components and raw materials that are applicable to our business from countries it perceives as engaging in unfair trade practices. Such duties or restrictions, or the perception that they could occur, may materially and adversely affect our business by increasing our costs or reducing global trade. For example, rising costs due to blanket tariffs on imported steel and aluminum could increase the costs of parts associated with our repair and replacement of home systems and appliances, which could have a material adverse effect on our business, financial position, results of operations and cash flows.

Moreover, new tariffs and changes to U.S. trade policy could prompt retaliation from affected countries, potentially triggering the imposition of tariffs on U.S. goods. Such a “trade war” could lead to general economic downturn or could materially and adversely affect the demand for our services, thus negatively impacting our business, financial position, results of operations and cash flows.

Disruptions or failures in our information technology systems could create liability for us or limit our ability to effectively monitor, operate and control our operations and adversely impact our reputation, business, financial position, results of operations and cash flows.

Our information technology systems facilitate our ability to monitor, operate and control our operations. These systems were developed in conjunction with other systems at ServiceMaster prior to the Spin-off and have been significantly changed and modified since then. Such changes and modifications to our information technology systems could cause disruption to our operations or cause challenges with respect to compliance with laws, regulations or other applicable standards. As the development and implementation of our information technology systems (including our operating systems) evolve, we may elect to modify, replace or abandon certain technology initiatives, which could result in write-downs.

Any disruption in our information technology systems, including capacity limitations, instabilities, or failure to operate as expected, could, depending on the magnitude of the problem, adversely impact our business, financial position, results of operations and cash flows, including by limiting our capacity to monitor, operate and control our operations effectively. Failures of our information technology systems could also lead to violations of privacy laws, regulations, trade guidelines or practices related to our customers and associates. If our disaster recovery plans do not work as anticipated, or if the third-party vendors to which we have outsourced certain information technology, contact center or other services fail to fulfill their obligations, our operations may be adversely affected, and any of these circumstances could adversely affect our reputation, business, financial position, results of operations and cash flows.

Increases in appliances, parts and system prices and other operating costs could adversely impact our business, financial position, results of operations and cash flows.

Our financial performance may be adversely affected by increases in the level of our operating expenses, such as refrigerants, appliances and equipment, parts, raw materials, wages and salaries, employee benefits, healthcare, contractor costs, self-insurance costs and other insurance premiums, as well as various regulatory compliance costs, all of which may be subject to inflationary and other pressures. For example, a higher mix of appliance replacements versus repairs may, in turn, increase our contract service request costs. In 2018, the impact of higher replacements increased service request costs by $15 million. Such increase in operating expenses, including service request costs, could have a material adverse impact on our business, financial position, results of operations and cash flows.

Prices for raw materials, such as steel and fuel, are subject to market volatility. We cannot predict the extent to which we may experience future increases in costs of fuel, chemicals, refrigerants, appliances and equipment, parts, raw materials, wages and salaries, employee benefits, healthcare, vehicle maintenance, contractor costs, self-insurance costs and other insurance premiums, as well as various regulatory compliance costs and other operating costs. To the extent such costs increase, we may be prevented, in whole or in part, from passing these cost increases through to our existing and prospective customers, which could have a material adverse impact on our business, financial position, results of operations and cash flows.

We depend on a limited number of third-party components suppliers. Our reputation, business, financial position, results of operations and cash flows may be harmed if these parties do not perform their obligations or if they suffer interruptions to their own operations, or if alternative component sources are unavailable or if there is an increase in the costs of these components.

We are dependent on a limited number of suppliers for various key components used in the services and products we offer to customers, and the cost, quality and availability of these components are essential to our services. In particular, we have five national suppliers of repair parts and home systems and appliances that each account for more than five percent of our supplier spend. We are subject to the risk of shortages, increased costs and long lead times in the supply of these components and other materials, and the risk that our suppliers discontinue or modify, or increase the price of, the components used. If the supply of these components were to be delayed or constrained, or if one or more of our main suppliers were to go out of business, alternative sources or suppliers may not be available on acceptable terms or at all. Further, if there were a shortage of supply, the cost of these components may increase and harm our ability to provide our services on a cost-effective basis. In connection with any supply shortages in the future, reliable and cost-effective replacement sources may not be available on short notice or at all, and this may force us to increase prices and face a corresponding decrease in demand for our services. In the event that any of our suppliers were to discontinue production of our key product components, developing alternate sources of supply for these components would be time consuming, difficult and costly. This would harm our ability to market our services in order to meet market demand and could materially and adversely affect our reputation, business, financial position, results of operations and cash flows.

We have limited control over these parties on which our business depends. If any of these parties fails to perform its obligations on schedule, or breaches or ends its relationship with us, we may be unable to satisfy demand for our services. Delays, product shortages and other problems could impair our distribution and brand image and make it difficult for us to attract new customers. If we experience significantly increased demand, or if we need to replace an existing supplier, we may be unable to supplement or replace such supply capacity on terms that are acceptable to us, which may undermine our ability to deliver our services to customers in a timely and cost-efficient manner. Accordingly, a loss or interruption in the service of any key party could adversely impact our reputation, business, financial position, results of operations and cash flows.

If we fail to protect the security of personal information about our customers, associates or third parties, we could be subject to interruption of our business operations, private litigation, reputational damage and costly penalties.

We rely on, among other things, commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential information of customers, associates and third parties, such as payment cards and personal information. The systems currently used for transmission and approval of payment card transactions, and the technology utilized in payment cards themselves, all of which can put payment card data at risk, are central to meeting standards set by the payment card industry (“PCI”). We continue to evaluate and modify these systems and protocols for PCI compliance purposes, and such PCI standards may change from time to time.

Activities by third parties, advances in computer and software capabilities and encryption technology, new tools and discoveries and other events or developments may facilitate or result in a compromise or breach of these systems. Any compromises, breaches or errors in applications related to these systems or failures to comply with standards set by the PCI could cause damage to our reputation and interruptions in our operations, including customers’ ability to pay for services and products by credit card or their willingness to purchase our services and products and could result in a violation of applicable laws, regulations, orders, industry standards or agreements and subject us to costs, penalties and liabilities. We are subject to risks caused by data breaches and operational disruptions, particularly through cyber-attack or cyber-intrusion, including by computer hackers, foreign governments and cyber terrorists. Any cyber or similar attack we experience could damage our technology systems and infrastructures, prevent us from providing our services, erode our reputation and those of our various brands, lead to the termination of advantageous contracts, result in inaccurate reporting of financial information, result in the disclosure of confidential consumer and professional contractor information, expose us to significant liabilities for the violation of data privacy laws, result in the disclosure of confidential and sensitive business information or intellectual property, result in claims or litigation against us and/or otherwise be costly to mitigate or remedy. The frequency of data breaches of companies and governments has increased in recent years as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. The occurrence of any of these events could have a material adverse impact on our reputation, business, financial position, results of operations and cash flows.

In addition, although we have insurance to mitigate some of these risks, such policies may not cover the particular cyber or similar attack experienced and, even if the risk is covered, such insurance coverage may not be adequate to compensate for related losses.

The impact of cybersecurity events experienced by third parties with whom we do business (or upon whom we otherwise rely in connection with our day-to-day operations) could have similar effects on us. Moreover, even cyber or similar attacks that do not directly affect us or third parties with whom we do business may result in a loss of consumer confidence in online and/or technology-reliant businesses generally, which could make consumers and professional contractors less likely to use or continue to use our services. The occurrence of any of these events could adversely affect our business, financial position, results of operations and cash flows.

Data protection legislation is also becoming increasingly common in the United States at both the federal and state level. For example, in June 2018, the State of California enacted the California Consumer Privacy Act of 2018 (the “CCPA”), which will come into effect on January 1, 2020. The CCPA requires companies that process information on California residents to make new disclosures to consumers about their data collection, use and sharing practices, allows consumers to opt out of certain data sharing with third parties and provides a new cause of action for data breaches. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination and security of data. The burdens imposed by the CCPA and other similar laws that may be enacted at the federal and state level may require us to modify our data processing practices and policies and to incur substantial expenditures in order to comply.

We may not be able to adequately protect our intellectual property and other proprietary rights that are material to our business.

Our ability to compete effectively depends in part on our rights to proprietary information, service marks, trademarks, trade names and other intellectual property rights we own or license, particularly our brand names, Frontdoor, American Home Shield, HSA, OneGuard and Landmark. We have not sought to register or protect every one of our marks in the United States. If we are unable to protect our proprietary information and intellectual property rights, including brand names, it could cause a material adverse effect on our reputation, business, financial position, results of operations and cash flows. Litigation may be necessary to enforce our intellectual property rights and protect our proprietary information, or to defend against claims by third parties that our products, services or activities infringe their intellectual property rights.

Future acquisitions or other strategic transactions could negatively affect our reputation, business, financial position, results of operations and cash flows.

Our business strategy includes the pursuit of strategic transactions, which could involve acquisitions or dispositions of businesses or assets. Any future strategic transaction could involve integration or implementation challenges, business disruption or other risks, or change our business profile significantly. Any inability on our part to consolidate and manage growth from acquired businesses or successfully implement other strategic transactions could have an adverse impact on our reputation, business, financial position, results of operations and cash flows. Any acquisition that we make may not provide us with the benefits that were anticipated when entering into such acquisition. The process of integrating an acquired business may create unforeseen difficulties and expenses, including the diversion of resources needed to integrate new businesses, technologies, products, personnel or systems; the inability to retain associates, customers and suppliers; the assumption of actual or contingent liabilities; failure to effectively and timely adopt and adhere to internal control processes and other policies; write-offs or impairment charges relating to goodwill and other intangible assets; unanticipated liabilities; and potential expense associated with litigation with sellers of such businesses. Any future disposition transactions could also impact our business and may subject us to various risks, including failure to obtain appropriate value for the disposed businesses and post-closing claims.

We may be required to recognize impairment charges.

We have significant amounts of goodwill and intangible assets, such as trade names. In accordance with applicable accounting standards, goodwill and indefinite-lived intangible assets are not amortized and are subject to assessment for impairment by applying a fair‑value-based test annually, or more frequently if there are indicators of impairment, including:

•	significant adverse changes in the business climate, including economic or financial conditions;
•	significant adverse changes in expected operating results;
•	adverse actions or assessments by regulators;
•	unanticipated competition;
•	loss of key personnel; and
•	a current expectation that it is more likely than not that a reporting unit or intangible asset will be sold or otherwise disposed of.

Based upon future economic and financial market conditions, the operating performance of our reporting units and other factors, including those listed above, we may incur impairment charges in the future. It is possible that such impairment, if required, could be material. Any future impairment charges that we are required to record could have a material adverse impact on our results of operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in Part II of this Annual Report on Form 10-K for additional information.

We depend on our key personnel.

Our future success depends upon our ability to identify, hire, develop, motivate and retain highly skilled individuals. Competition for well-qualified employees is intense and our ability to compete effectively will depend, in part, upon our ability to attract new employees and retain existing employees. While we have established programs to attract new employees and provide incentives to retain existing employees, no assurances can be provided that we will be able to attract new employees or retain the services of our key employees in the future.

Our business process outsourcing initiatives may increase our reliance on third-party vendors and may expose our business to harm upon the termination or disruption of our third-party vendor relationships.

Our strategy to increase profitability, in part, by reducing our costs of operations includes the implementation of certain business process outsourcing initiatives, including off-shore outsourcing of certain aspects of our call center operations. Any disruption, termination or substandard performance of these outsourced services, including possible breaches by third-party vendors of their agreements with us, could adversely affect our brands, reputation, customer relationships, financial position, results of operations and cash flows. Also, to the extent a third-party vendor relationship is terminated, there is a risk of disputes or litigation and that we may not be able to enter into a similar agreement with an alternate provider in a timely manner or on terms that we consider favorable. Even if we find an alternate provider, or choose to insource such services, there are significant risks associated with any transitioning activities. In addition, to the extent we decide to terminate outsourcing services and insource such services, there is a risk that we may not have the capabilities to perform these services internally, resulting in a disruption to our business, which could adversely impact our reputation, businesses, financial position, results of operations and cash flows. We could incur costs, including personnel and equipment costs, to insource previously outsourced services like these, and these costs could adversely affect our results of operations and cash flows.

Furthermore, off-shore outsourcing of certain aspects of our call center operations may induce negative public reaction. Off-shore outsourcing is a politically sensitive topic in the United States. For example, several organizations in the United States have publicly expressed concern about a perceived association between outsourcing providers and the loss of jobs in the United States. In response to such expressions, federal legislative measures have been proposed in the past, such as limiting income tax credits for companies that off-shore American jobs. In addition, there is ongoing publicity about some negative experiences that companies have had with outsourcing, such as theft and misappropriation of sensitive client data. Such negative perceptions that may be associated with using an off-shore provider could adversely impact our reputation, businesses, financial position, results of operations and cash flows.

We may be subject to litigation or other legal proceedings, and adverse outcomes in such litigation or other legal proceedings could have an adverse effect on our business, financial condition and results of operations.

We have from time to time become and expect that we may continue to be subject to litigation and various other legal proceedings, including those related to intellectual property matters, privacy and consumer protection laws, as well as stockholder derivative suits, class action lawsuits and other matters, that involve claims for substantial amounts of money or for other relief or that might necessitate changes to our business and/or operations. The defense of these actions may be both time consuming and expensive. We will evaluate these litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we may establish reserves and/or disclose the relevant litigation claims or legal proceedings, as and when required or appropriate. These assessments and estimates will be based on information available to our management at the time of such assessment or estimation and will involve a significant amount of judgment. As a result, actual outcomes or losses could differ materially from initial assessments and estimates. Our failure to successfully defend or settle any litigation claim or other legal proceeding could result in liability that, to the extent not covered by insurance, could have an adverse effect on our business, financial condition, results of operations and cash flow.

We depend on our real estate customer acquisition channel for a significant percentage of our sales.

Our strategic relationships with top real estate brokerages and agents and the National Association of Realtors are important to our business. These brokers and agents are independent parties that we do not control, and we cannot guarantee that our strategic partnership arrangements with them will continue at current levels or at all. An inability to maintain these relationships could have a material adverse effect on our business, financial position, results of operations and cash flows.

Marketing efforts to increase sales through our real estate and DTC channels may not be successful or cost-effective.

Attracting customers, professional contractors and real estate brokers to our brands and businesses involves considerable expenditures for marketing. We have made, and expect to continue to make, significant expenditures on marketing partnerships, search engine marketing, content marketing, social media, direct mail, television and radio, print advertisements and telemarketing. These efforts may not be successful or cost-effective. Historically, we have had to increase marketing expenditures over time to attract and retain customers and professional contractors and sustain growth.

With respect to our online marketing efforts, rapid and frequent changes in the pricing and operating dynamics of search engines, as well as changing policies and guidelines applicable to keyword advertising (which may unilaterally be updated by search engines without advance notice), could adversely affect our paid search engine marketing efforts and free search engine traffic. Such changes could adversely affect paid listings (both their placement and pricing), as well as the ranking of our brands and businesses within paid and organic search results, any or all of which could increase our marketing expenditures (particularly if free traffic is replaced with paid traffic).

In addition, evolving consumer behavior can affect the availability of profitable marketing opportunities. For example, as traditional television viewership declines and media is increasingly consumed through various digital means, the reach of traditional advertising channels is contracting, and the number of digital advertising channels is expanding. To continue to reach and engage with customers and professional contractors and grow in this environment, we will need to identify and devote more of our overall marketing expenditures to newer digital advertising channels (such as online video and other digital platforms), as well as target customers, professional contractors and real estate brokers via these channels. Generally, the opportunities in (and the sophistication of) newer advertising channels are undeveloped and unproven relative to traditional channels, which could make it difficult for us to assess returns on our marketing investment in newer channels. Additionally, as we increasingly depend on newer digital channels for traffic, these efforts will involve challenges and risks similar to those we face in connection with our search engine marketing efforts.

Lastly, we also enter into various third-party affiliate agreements in an effort to drive traffic to our various brands and businesses. These arrangements are generally more cost-effective than traditional marketing efforts. If we are unable to renew existing (and enter into new) arrangements of this nature, sales and marketing as a percentage of revenue could increase over the long-term.

No assurances can be provided that we will be able to continue to appropriately manage our marketing efforts in response to any or all of the events and trends discussed above and the failure to do so could adversely affect our reputation, business, financial condition, results of operations and cash flow.

Third-party use of our trademarks as keywords in Internet search engine advertising programs may direct potential customers to competitors’ websites, which could harm our reputation and cause us to lose sales.

Competitors and other third parties purchase our trademarks and confusingly similar terms as keywords in Internet search engine advertising programs in order to divert potential customers to their websites. Preventing such unauthorized use is inherently difficult. If we are unable to protect our trademarks from such unauthorized use and curtail the use of confusingly similar terms,  competitors and other third parties may drive  potential online customers away from our websites to competing and unauthorized websites, which could harm our reputation and cause us to lose sales.

The use of social media by us and other parties could result in damage to our reputation or otherwise adversely affect us.

We increasingly utilize social media to communicate with current and potential customers, contractors, real estate brokers and employees, as well as other individuals interested in us. Information delivered by us, or by third parties about us, via social media can be easily accessed and rapidly disseminated, and could result in reputational harm, decreased customer loyalty or other issues that could diminish the value of our brand or result in significant liability.

Risks Related to the Recent Spin-Off and Our Operations as an Independent Publicly Traded Company

We have a limited history of operating as an independent, public company, and our historical financial information is not necessarily representative of the results that we would have achieved as a separate, publicly traded company and may not be a reliable indicator of our future results.

The historical information in this Annual Report on Form 10-K refers to our business as operated by and integrated with ServiceMaster. Our historical financial information included in this Annual Report on Form 10-K for periods prior to the Spin-off is derived from the consolidated financial statements and accounting records of ServiceMaster and Frontdoor when it was an indirect, wholly owned subsidiary of ServiceMaster. Accordingly, the historical financial information included in this Annual Report on Form 10-K for periods prior to the Spin-off does not necessarily reflect the financial position, results of operations and cash flows that we would have achieved as a separate, publicly traded company during the periods presented or those that we will achieve in the future primarily as a result of the factors described below:

•

Prior to the Spin-off, our business had been operated by ServiceMaster as part of its broader corporate organization, rather than as an independent company. ServiceMaster or one of its affiliates performed certain corporate functions for us. Our historical financial results for periods prior to the Spin-off reflect allocations of corporate expenses from ServiceMaster for such functions and are likely to be less than the expenses we would have incurred had we operated as a separate publicly traded company.

•

Prior to the Spin-off, our business had been integrated with the other businesses of ServiceMaster. We had shared economies of scope and scale in costs, employees and vendor relationships. Although we entered into a transition services agreement with ServiceMaster prior to the Spin-off, these arrangements are temporary and may not retain or fully capture the benefits that we had enjoyed as a result of being integrated with ServiceMaster and may result in us paying higher charges than in the past for these services. This could have a material adverse effect on our business, financial position, results of operations and cash flows.

•

Generally, our working capital requirements and capital for our general corporate purposes, including acquisitions and capital expenditures, had been satisfied as part of the corporate-wide cash management policies of ServiceMaster. As a separate, independent company, we may need to obtain financing from banks, through public offerings or private placements of debt or equity securities, strategic relationships or other arrangements, which may or may not be available and may be more costly.

•	As a separate, independent company, the cost of capital for our business may be higher than ServiceMaster’s cost of capital prior to the Spin-off.
•	Our historical financial information for periods prior to the Spin-off does not reflect the debt that we incurred in connection with the Spin-off.
•

We had historically been able to rely on the net worth of ServiceMaster when calculating our reserve requirements as a home service plan company in certain states. As a separate, independent company, we may be required to hold more reserves than we were required to hold as a subsidiary of ServiceMaster. This could have a material adverse effect on our business, financial position, results of operations and cash flows.

•

•As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and are required to prepare our financial statements according to the rules and regulations promulgated by the SEC. Complying with these requirements could result in significant costs and require us to divert substantial resources, including management time, from other activities.

Other significant changes may occur in our cost structure, management, financing and business operations as a result of operating as a company separate from ServiceMaster. In particular, we are currently evaluating the optimal structure of corporate functions to support the strategic objectives of our business as an independent public entity subsequent to the Spin-off. During 2018, we incurred $4 million of these increased operating costs (“dis-synergies”). For the full year 2019, we currently project an approximately $3  million increase in dis-synergies compared to 2018 for an annualized increase in operating costs of approximately $7  million, which we expect to then represent our normal operating costs associated with these dis-synergies. For additional information about the past financial performance of our business and the basis of presentation of the historical consolidated and combined financial statements, see “Item 6. Selected Historical Financial Data,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated and combined financial statements and accompanying notes thereto included in Item 8 of this Annual Report on Form 10-K.

If the distribution, together with certain related transactions, were to fail to qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, we could be subject to significant tax liabilities and, in certain circumstances, we could be required to indemnify ServiceMaster for material taxes and other related amounts pursuant to indemnification obligations under the tax matters agreement.

It was a condition to the distribution that the private letter ruling from the IRS (the “IRS private letter ruling”) regarding certain U.S. federal income tax matters relating to the separation and distribution received by ServiceMaster remain valid and be satisfactory to the ServiceMaster board of directors and that the ServiceMaster board of directors receive one or more opinions from its tax advisors, in each case satisfactory to the ServiceMaster board of directors, regarding certain U.S. federal income tax matters relating to the separation and the distribution. The IRS private letter ruling and the opinions of tax advisors were based upon and relied on, among other things, various facts and assumptions, as well as certain representations, statements and undertakings of ServiceMaster and us, including those relating to the past and future conduct of ServiceMaster and us. If any of these representations, statements or undertakings is, or becomes, inaccurate or incomplete, or if ServiceMaster or we breach any of the representations or covenants contained in any of the separation-related agreements and documents or in any documents relating to the IRS private letter ruling and/or the opinions of tax advisors, the IRS private letter ruling and/or the opinions of tax advisors may be invalid and the conclusions reached therein could be jeopardized.

Notwithstanding receipt of the IRS private letter ruling and the opinions of tax advisors, the IRS could determine that the distribution and/or certain related transactions should be treated as taxable transactions for U.S. federal income tax purposes if it determines that any of the representations, assumptions, or undertakings upon which the IRS private letter ruling or the opinions of tax advisors were based are false or have been violated. In addition, neither the IRS private letter ruling nor the opinions of tax advisors addressed all of the issues that are relevant to determining whether the distribution, together with certain related transactions, qualifies as a transaction that is generally tax-free for U.S. federal income tax purposes. Further, the opinions of tax advisors represented the judgment of such tax advisors and are not binding on the IRS or any court, and the IRS or a court may disagree with the conclusions in the opinions of tax advisors. Accordingly, notwithstanding receipt by ServiceMaster of the IRS private letter ruling and the opinions of tax advisors, there can be no assurance that the IRS will not assert that the distribution and/or certain related transactions do not qualify for tax-free treatment for U.S. federal income tax purposes or that a court would not sustain such a challenge. In the event the IRS were to prevail in such challenge, we could be subject to significant U.S. federal income tax liability.

If the distribution, together with related transactions, fails to qualify as a transaction that is generally tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code, in general, for U.S. federal income tax purposes, ServiceMaster would recognize taxable gain as if it had sold our common stock in a taxable sale for its fair market value (unless ServiceMaster and we jointly make an election under Section 336(e) of the Code with respect to the distribution, in which case, in general, (a) the ServiceMaster group would recognize taxable gain as if we had sold all of our assets in a taxable sale in exchange for an amount equal to the fair market value of our common stock and the assumption of all our liabilities and (b) we would obtain a related step-up in the basis of our assets) and, if the distribution fails to qualify as a transaction that is generally tax-free for U.S. federal income tax purposes under Section 355, in general, for U.S. federal income tax purposes, ServiceMaster stockholders who received our shares in the distribution would be subject to tax as if they had received a taxable distribution equal to the fair market value of such shares.

Under the tax matters agreement that ServiceMaster entered into with us, we are required to indemnify ServiceMaster against any additional taxes and related amounts resulting from (a) an acquisition of all or a portion of our equity securities or assets, whether by merger or otherwise (and regardless of whether we participated in or otherwise facilitated the acquisition), (b) other actions or failures to act by us or (c) any inaccuracy or breach of our representations, covenants or undertakings contained in any of the separation-related agreements and documents or in any documents relating to the IRS private letter ruling and/or the opinions of tax advisors. Any such indemnity obligations, including the obligation to indemnify ServiceMaster for taxes resulting from the distribution and certain related transactions not qualifying as tax-free, could be material.

U.S. federal income tax consequences may restrict our ability to engage in certain desirable strategic or capital-raising transactions after the separation.

Under current law, a separation can be rendered taxable to the parent corporation and its stockholders as a result of certain post-separation acquisitions of shares or assets of the spun-off corporation. For example, a separation may result in taxable gain to the parent corporation under Section 355(e) of the Code if the separation were later deemed to be part of a plan (or series of related transactions) pursuant to which one or more persons acquire, directly or indirectly, shares representing a 50 percent or greater interest (by vote or value) in the spun-off corporation. To preserve the U.S. federal income tax treatment of the separation and distribution, and in addition to our indemnity obligation described above, the tax matters agreement restricts us, for the two-year period following the distribution, except in specific circumstances, from:

•	entering into any transaction pursuant to which all or a portion of our common stock or assets would be acquired, whether by merger or otherwise;
•	issuing equity securities beyond certain thresholds;
•	repurchasing shares of our capital stock other than in certain open-market transactions;
•	ceasing to actively conduct certain aspects of our business; and/or
•	taking or failing to take any other action that would jeopardize the expected U.S. federal income tax treatment of the distribution and certain related transactions.

These restrictions may limit our ability to pursue certain strategic transactions or other transactions that we may believe to be in the best interests of our stockholders or that might increase the value of our business.

We may not achieve some or all of the expected benefits of the Spin-off, and the Spin-off may materially and adversely affect our financial position, results of operations and cash flows.

We may be unable to achieve the full strategic and financial benefits expected to result from the Spin-off, or such benefits may be delayed or not occur at all.

We may not achieve these and other anticipated benefits for a variety of reasons, including, among others that: (a) the Spin-off required significant amounts of management’s time and effort, which may have diverted management’s attention from operating and growing our business; (b) following the Spin-off, we may be more susceptible to market fluctuations and other adverse events than if we were still a part of ServiceMaster; (c) following the Spin-off, our business is less diversified than ServiceMaster’s business prior to the Spin-off; and (d) the other actions required to separate ServiceMaster’s and our respective businesses could disrupt our operations. If we fail to achieve some or all of the benefits expected to result from the Spin-off, or if such benefits are delayed, it could have a material adverse effect on our financial position, results of operations and cash flows.

We or ServiceMaster may fail to perform under various transaction agreements that were executed as part of the Spin-off or we may fail to have necessary systems and services in place when certain of the transaction agreements expire.

In connection with the Spin-off, we and ServiceMaster entered into a separation and distribution agreement and also entered into various other agreements, including a transition services agreement, a tax matters agreement and an employee matters agreement. The separation and distribution agreement, the tax matters agreement and the employee matters agreement determine the allocation of assets and liabilities between the companies following the Spin-off for those respective areas and include necessary indemnifications related to liabilities and obligations. The transition services agreement provides for the performance of certain services by ServiceMaster for the benefit of us for a limited period of time after the Spin-off. We rely on ServiceMaster to satisfy its obligations under these agreements. If ServiceMaster is unable to satisfy its obligations under these agreements, including its indemnification obligations, we could incur operational difficulties or losses. Upon expiration of the transition services agreement, each of the services that are covered in such agreement will have to be provided internally or by third parties. If we do not have agreements with other providers of these services or the ability to perform these services in-house once certain transaction agreements expire or terminate, we may not be able to operate our business effectively, which may have a material adverse effect on our financial position, results of operations and cash flows.

After the Spin-off, certain members of management, directors and stockholders may hold stock in both ServiceMaster and our Company, and as a result may face actual or potential conflicts of interest.

After the Spin-off, the management and directors of each of ServiceMaster and Frontdoor may own both ServiceMaster common stock and our common stock. This ownership overlap could create, or appear to create, potential conflicts of interest when our management and directors and ServiceMaster’s management and directors face decisions that could have different implications for us and ServiceMaster. For example, potential conflicts of interest could arise in connection with the resolution of any dispute between ServiceMaster and us regarding the terms of the agreements governing the distribution and our relationship with ServiceMaster thereafter. These agreements include the separation and distribution agreement, the tax matters agreement, the employee matters agreement, the transition services agreement, the stockholder and registration rights agreement and any commercial agreements between the parties or their affiliates. Potential conflicts of interest may also arise out of any commercial arrangements that we or ServiceMaster may enter into in the future.

Failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could materially and adversely affect us.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the Dodd-Frank Act and are required to prepare our financial statements according to the rules and regulations promulgated by the SEC. In addition, the Exchange Act requires that we file annual, quarterly and current reports. Our failure to prepare and disclose this information in a timely manner or to otherwise comply with applicable law could subject us to penalties under federal securities laws, expose us to lawsuits and restrict our ability to access financing. In addition, the Sarbanes-Oxley Act requires that, among other things, we establish and maintain effective internal controls and procedures for financial reporting and disclosure purposes. Internal control over financial reporting is complex and may be revised over time to adapt to changes in our business, or changes in applicable accounting rules. We cannot assure you that our internal control over financial reporting will be effective in the future or that a material weakness will not be discovered with respect to a prior period for which we had previously believed that internal controls were effective. If we are not able to maintain or document effective internal control over financial reporting, our independent registered public accounting firm will not be able to certify as to the effectiveness of our internal control over financial reporting. While we have been adhering to these laws and regulations as a subsidiary of ServiceMaster, we will need to demonstrate our ability to manage our compliance with these corporate governance laws and regulations as an independent, public company.

Matters affecting our internal controls may cause us to be unable to report our financial information on a timely basis or may cause us to restate previously issued financial information, and thereby subject us to adverse regulatory consequences, including sanctions or investigations by the SEC, or violations of applicable stock exchange listing rules. There could also be a negative reaction in the financial markets due to a loss of investor confidence in our Company and the reliability of our financial statements. Confidence in the reliability of our financial statements is also likely to suffer if we or our independent registered public accounting firm reports a material weakness in our internal control over financial reporting. This could have a material and adverse effect on us by, for example, leading to a decline in our share price and impairing our ability to raise additional capital.

As an independent, publicly traded company, we may not enjoy the same benefits that we did as a segment of ServiceMaster.

Prior to the Spin-off, our business operated as one of ServiceMaster’s business segments, and ServiceMaster performed or substantially oversaw all the corporate functions for our operations, including managing financial and human resources systems, internal auditing, investor relations, treasury services, accounting functions, finance and tax administration, benefits administration, legal, regulatory, and corporate branding functions. Following the Spin-off, ServiceMaster provides support to us with respect to certain of these functions on a transitional basis. We need to replicate certain facilities, systems, infrastructure and positions to which we no longer have access after the Spin-off and have been incurring, and will likely continue to incur, capital and other costs associated with developing and implementing our own support functions in these areas. Such costs could be material.

As an independent, publicly traded company, we may become more susceptible to market fluctuations and other adverse events than we would have been were we still a part of ServiceMaster. As part of ServiceMaster, we had been able to enjoy certain benefits from ServiceMaster’s operating diversity and available capital for investments. As an independent, publicly traded company, we do not have similar operating diversity and may not have similar access to capital markets, which could have a material adverse effect on our financial position, results of operations and cash flows.

In connection with the Spin-off, ServiceMaster will indemnify us for certain liabilities and we will indemnify ServiceMaster for certain liabilities. If we are required to pay under these indemnities to ServiceMaster, our financial results could be negatively impacted. The ServiceMaster indemnity may not be sufficient to hold us harmless from the full amount of liabilities for which ServiceMaster will be allocated responsibility, and ServiceMaster may not be able to satisfy its indemnification obligations in the future.

Pursuant to the separation and distribution agreement and certain other agreements with ServiceMaster, ServiceMaster agreed to indemnify us for certain liabilities, and we agreed to indemnify ServiceMaster for certain liabilities, in each case for uncapped amounts. Our indemnification obligations to ServiceMaster are not subject to any cap, may be significant and could negatively impact our business, particularly with respect to indemnities provided in the tax matters agreement. See “—If the distribution, together with certain related transactions, were to fail to qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, we could be subject to significant tax liabilities and, in certain circumstances, we could be required to indemnify ServiceMaster for material taxes and other related amounts pursuant to indemnification obligations under the tax matters agreement.” Third parties could also seek to hold us responsible for any of the liabilities that ServiceMaster has agreed to retain. Any amounts we are required to pay pursuant to these indemnification obligations and other liabilities could require us to divert cash that would otherwise have been used in furtherance of our operating business. Further, the indemnity from ServiceMaster may not be sufficient to protect us against the full amount of such liabilities, and ServiceMaster may not be able to fully satisfy its indemnification obligations. Moreover, even if we ultimately succeed in recovering from ServiceMaster any amounts for which we are held liable, we may be temporarily required to bear these losses ourselves. Each of these risks could have a material adverse effect on our financial position, results of operations and cash flows.

Risks Related to Our Common Stock

The trading market for our common stock has existed for only a short period following the Spin-off, and the market price and trading volume of our common stock may fluctuate significantly.

Prior to the Spin-off, there was no public market for our common stock. An active trading market for our common stock commenced only recently following the Spin-off and may not be sustainable. The trading price of our common stock has been and may continue to be volatile and the trading volume in our common stock may fluctuate and cause significant price variations to occur. If the per share trading price of our common stock declines significantly, you may be unable to resell your shares at or above the purchase price.

The market price of our common stock may fluctuate significantly. Among the factors that could affect our stock price are:

•	industry or general market conditions;
•	domestic and international economic factors unrelated to our performance;
•	lawsuits, enforcement actions and other claims by third parties or governmental authorities;
•	changes in our customers’ preferences;
•	new regulatory pronouncements and changes in regulatory guidelines;
•	actual or anticipated fluctuations in our quarterly operating results;
•	changes in securities analysts’ estimates of our financial performance or lack of research coverage and reports by industry analysts;
•	action by institutional stockholders or other large stockholders;

•	failure to meet any guidance given by us or any change in any guidance given by us, or changes by us in our guidance practices;
•	announcements by us of significant impairment charges;
•	speculation in the press or investment community;
•	investor perception of us and our industry;
•	changes in market valuations or earnings of similar companies;
•	announcements by us or our competitors of significant contracts, acquisitions, dispositions or strategic partnerships;
•	war, terrorist acts and epidemic disease;
•	any future sales of our common stock or other securities; and
•	additions or departures of key personnel.

The stock markets have experienced volatility in recent years that has been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of our common stock. In the past, following periods of volatility in the market price of a company’s securities, class action litigation has often been instituted against the affected company. Any litigation of this type brought against us could result in substantial costs and a diversion of our management’s attention and resources, which would harm our business, operating results and financial condition.

Future issuances of common stock by us, and the availability for resale of shares held by ServiceMaster and its affiliates, may cause the market price of our common stock to decline.

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. Substantially all of the outstanding shares of our common stock were available for resale in the public market following the Spin-off. The market price of our common stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

Following the Spin-off, ServiceMaster retained approximately 19.8 percent of the outstanding shares of our common stock. Pursuant to a stockholder and registration rights agreement that we entered into in connection with the Spin-off, we have granted ServiceMaster “demand” registration rights. We understand that ServiceMaster currently intends to dispose of all of our common stock that it retained after the Spin-off by June 14, 2019 in accordance with the terms of the IRS private letter ruling. In addition, none of the shares outstanding upon consummation of the Spin-off were “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”), and all of such shares are freely tradable subject to certain restrictions in the case of shares held by persons deemed to be our affiliates. Any disposition by ServiceMaster, or any significant stockholder, of shares of our common stock in the public market, or the perception that such disposition could occur, could adversely affect prevailing market prices for shares of our common stock.

In the future, we may issue additional shares of common stock or other equity or debt securities convertible into or exercisable or exchangeable for shares of our common stock in connection with a financing, acquisition, litigation settlement or employee arrangement or otherwise. Any of these issuances could result in substantial dilution to our existing stockholders and could cause the trading price of our common stock to decline.

We do not intend to pay cash dividends on our common stock and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We currently intend to retain future earnings to finance the operation and expansion of our business. As a result, we do not expect to pay any cash dividend for the foreseeable future. All decisions regarding the payment of dividends will be made by our board of directors from time to time in accordance with applicable law. There can be no assurance that we will have sufficient surplus under Delaware law to be able to pay any dividends at any time in the future. An insufficient surplus may result from extraordinary cash expenses, actual expenses exceeding contemplated costs, funding of capital expenditures or increases in reserves. If we do not pay dividends, the price of the shares of our common stock must appreciate for you to receive a gain on your investment. This appreciation may not occur. Further, you may have to sell some or all of your shares of our common stock to generate cash flow from your investment.

If securities or industry analysts do not publish regular reports on us or publish misleading or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts that covers our common stock downgrades our stock or publishes misleading or unfavorable research about our business, our stock price would likely decline. If one or more of the analysts ceases coverage of our common stock or fails to publish reports on us regularly, demand for our common stock could decrease, which could cause our common stock price or trading volume to decline.

Future offerings of debt or equity securities which would rank senior to our common stock may adversely affect the market price of our common stock.

If, in the future, we decide to issue debt or equity securities that rank senior to our common stock, it is likely that such securities will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock and may result in dilution of owners of our common stock. We and, indirectly, our stockholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of our common stock will bear the risk of our future offerings reducing the market price of our common stock and diluting the value of their stock holdings in us.

Provisions in our certificate of incorporation and bylaws and of applicable law may prevent or delay an acquisition of our Company, which could decrease the trading price of our common stock.

Our amended and restated certificate of incorporation and amended and restated bylaws, and Delaware law, contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids more expensive to the acquiror and to encourage prospective acquirors to negotiate with our board of directors rather than to attempt a hostile takeover. These provisions include rules regarding how stockholders may present proposals or nominate directors for election at stockholder meetings and the right of our board of directors to issue preferred stock without stockholder approval. Delaware law also imposes some restrictions on mergers and other business combinations between any holder of 15 percent or more of our outstanding common stock and us.

We believe these provisions protect our stockholders from coercive or otherwise unfair takeover tactics by requiring potential acquirors to negotiate with our board of directors and by providing our board of directors with more time to assess any acquisition proposal. These provisions are not intended to make us immune from takeovers. However, these provisions apply even if the offer may be considered beneficial by some stockholders and could delay or prevent an acquisition that our board of directors determines is not in the best interests of our Company and our stockholders. Accordingly, in the event that our board of directors determines that a potential business combination transaction is not in the best interests of our Company and our stockholders, but certain stockholders believe that such a transaction would be beneficial to us and our stockholders, such stockholders may elect to sell their shares in our Company and the trading price of our common stock could decrease.

These and other provisions of our amended and restated certificate of incorporation, amended and restated bylaws and the Delaware General Corporation Law, as amended (the “DGCL”), could have the effect of delaying, deferring or preventing a proxy contest, tender offer, merger or other change in control, which may have a material adverse effect on our business, financial condition and results of operations.

In addition, because we are regulated by state regulators in certain states, we are subject to certain state statutes that generally require any person or entity desiring to acquire direct or indirect control of certain of our subsidiaries obtain prior approval from the applicable regulator. Control is generally presumed to exist under these state laws with the acquisition of 10 percent or more of our outstanding voting securities of either the subsidiary or its controlling parent. Applicable state insurance laws and regulations could delay or impede a change of control of the Company.

Furthermore, an acquisition or further issuance of our stock could trigger the application of Section 355(e) of the Code, causing the distribution to be taxable to ServiceMaster. Under the tax matters agreement, and as described in more detail above, we would be required to indemnify ServiceMaster for the resulting taxes and related amount, and this indemnity obligation might discourage, delay or prevent a change of control that you may consider favorable.

Our certificate of incorporation designates the state courts of the State of Delaware, or, if no state court located in the State of Delaware has jurisdiction, the federal court for the District of Delaware, as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could discourage lawsuits against us and our directors and officers.

Our amended and restated certificate of incorporation provides that, unless the board of directors otherwise determines, the state courts of the State of Delaware, or, if no state court located in the State of Delaware has jurisdiction, the federal court for the District of Delaware, will be the sole and exclusive forum for any derivative action or proceeding brought on behalf of our Company, any action asserting a claim of breach of a fiduciary duty owed by any director or officer to our Company or our stockholders, creditors or other constituents, any action asserting a claim against us or any director or officer arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or amended and restated bylaws, or any action asserting a claim against us or any director or officer governed by the internal affairs doctrine. This exclusive forum provision may limit the ability of our stockholders to bring a claim in a judicial forum that such stockholders find favorable for disputes with our Company or our directors or officers, which may discourage such lawsuits against us and our directors and officers. Alternatively, if a court outside of the State of Delaware were to find this exclusive forum provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings described above, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations.

Risks Related to Our Substantial Indebtedness

We have substantial indebtedness and may incur substantial additional indebtedness, which could adversely affect our financial health and our ability to obtain financing in the future, react to changes in our business and satisfy our obligations.

As of December 31, 2018, we had approximately $998 million of total consolidated long-term indebtedness, including the current portion of long-term debt, outstanding.

As of December 31, 2018, there were no letters of credit outstanding, and there was $250 million of available borrowing capacity under the Revolving Credit Facility. In addition, we are able to incur additional indebtedness in the future, subject to the limitations contained in the agreements governing our indebtedness. Our substantial indebtedness could have important consequences to you. Because of our substantial indebtedness:

•	our ability to engage in acquisitions without raising additional equity or obtaining additional debt financing is limited;
•

our ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements or general corporate purposes and our ability to satisfy our obligations with respect to our indebtedness may be impaired in the future;

•	a large portion of our cash flow from operations must be dedicated to the payment of principal and interest on our indebtedness, thereby reducing the funds available to us for other purposes;
•	we are exposed to the risk of increased interest rates because a portion of our borrowings are or will be at variable rates of interest;
•	it may be more difficult for us to satisfy our obligations to our creditors, resulting in possible defaults on, and acceleration of, such indebtedness;
•	we may be more vulnerable to general adverse economic and industry conditions;
•

we may be at a competitive disadvantage compared to our competitors with proportionately less indebtedness or with comparable indebtedness on more favorable terms and, as a result, they may be better positioned to withstand economic downturns;

•	our ability to refinance indebtedness may be limited or the associated costs may increase;
•	our flexibility to adjust to changing market conditions and ability to withstand competitive pressures could be limited; and
•	we may be prevented from carrying out capital spending and restructurings that are necessary or important to our growth strategy and efforts to improve operating margins of our business.

Increases in interest rates would increase the cost of servicing our indebtedness and could reduce our profitability.

A significant portion of our outstanding indebtedness, including indebtedness incurred under the Credit Facilities, bears interest at variable rates. As a result, increases in interest rates would increase the cost of servicing our indebtedness and could materially reduce our profitability and cash flows. As of December 31, 2018, each one percentage point change in interest rates would result in an approximately $3 million change in the annual interest expense on the Term Loan Facility after considering the impact of the effective interest rate swap. Assuming all revolving loans were fully drawn as of December 31, 2018, each one percentage point change in interest rates would result in an approximately $3 million change in annual interest expense on the Revolving Credit Facility. The impact of increases in interest rates could be more significant for us than it would be for some other companies because of our substantial indebtedness. Our variable rate indebtedness uses the LIBOR as a benchmark for establishing the interest rate. LIBOR is the subject of recent national, international and other regulatory guidance and proposals for reform. In the event that LIBOR is phased out as is currently expected, the Credit Facilities provide that the Company and the administrative agent may amend the credit agreement to replace the LIBOR definition with a successor rate based on prevailing market convention, subject to notifying the lending syndicate of such change and not receiving within 5 business days of such notification written, good faith objections to such replacement rate from lenders holding at least a majority of the aggregate principal amount of loans and commitments then outstanding under the credit agreement. The consequences of these developments cannot be entirely predicted, but could include an increase in the interest cost of our variable rate indebtedness.

A lowering or withdrawal of the ratings, outlook or watch assigned to our debt securities by rating agencies may increase our future borrowing costs and reduce our access to capital.

Our indebtedness currently has a non‑investment grade rating, and any rating, outlook or watch assigned could be lowered or withdrawn entirely by a rating agency if, in that rating agency’s judgment, current or future circumstances relating to the basis of the rating, outlook or watch, such as adverse changes to our business, so warrant. Any future lowering of our ratings, outlook or watch likely would make it more difficult or more expensive for us to obtain additional debt financing.

The agreements and instruments governing our indebtedness contain restrictions and limitations that could significantly impact our ability to operate our business.

The credit agreement governing our Credit Facilities and the indenture governing our senior notes contain covenants that, among other things, restrict our ability to:

•	incur additional indebtedness (including guarantees of other indebtedness);
•	receive dividends from certain of our subsidiaries, redeem stock or make other restricted payments, including investments and, in the case of the Revolving Credit Facility, make acquisitions;
•	prepay, repurchase or amend the terms of certain outstanding indebtedness;
•	enter into certain types of transactions with affiliates;
•	transfer or sell assets;
•	create liens;
•	merge, consolidate or sell all or substantially all of our assets; and
•	enter into agreements restricting dividends or other distributions by our subsidiaries.

The restrictions in the agreements governing the Credit Facilities and the instruments governing our other indebtedness may prevent us from taking actions that we believe would be in the best interest of our business and may make it difficult for us to execute our business strategy successfully or effectively compete with companies that are not similarly restricted. We may also incur future debt obligations that might subject us to additional restrictive covenants that could affect our financial and operational flexibility. We may be unable to refinance our indebtedness, at maturity or otherwise, on terms acceptable to us, or at all.

Our ability to comply with the covenants and restrictions contained in the agreements governing the Credit Facilities and the instruments governing our other indebtedness may be affected by economic, financial and industry conditions beyond our control including credit or capital market disruptions. The breach of any of these covenants or restrictions could result in a default that would permit the applicable lenders to declare all amounts outstanding thereunder to be due and payable, together with accrued and unpaid interest. If we are unable to repay indebtedness, lenders having secured obligations, such as the lenders under the Credit Facilities, could proceed against the collateral securing the indebtedness. In any such case, we may be unable to borrow under the Credit Facilities and may not be able to repay the amounts due under such facilities or our other outstanding indebtedness. This could have serious consequences for our financial position and results of operations and could cause us to become bankrupt or insolvent.

Our ability to generate the significant amount of cash needed to pay interest and principal on our indebtedness and our ability to refinance all or a portion of our indebtedness or obtain additional financing depends on many factors beyond our control.

We are a holding company, and substantially all of our assets are held by, and our operations are conducted through, our subsidiaries. We depend on our subsidiaries to distribute funds to us so that we may pay obligations and expenses, including satisfying obligations with respect to indebtedness. Our ability to make scheduled payments on, or to refinance our obligations under, our indebtedness depends on the financial and operating performance of our subsidiaries and their ability to make distributions and dividends to us, which, in turn, depends on their operating results, cash requirements, financial position and general business conditions and any legal and regulatory restrictions on the payment of dividends to which they may be subject, many of which may be beyond our control.

There are third-party restrictions on the ability of certain of our subsidiaries to transfer funds to us. These restrictions are related to regulatory requirements. The payments of ordinary and extraordinary dividends by certain of our subsidiaries (through which we conduct our business) are subject to significant regulatory restrictions under the laws and regulations of the states in which they operate. Among other things, such laws and regulations require certain subsidiaries to maintain minimum capital and net worth requirements and may limit the amount of ordinary and extraordinary dividends and other payments that these subsidiaries can pay to us. As of December 31, 2018, the total net assets subject to these third-party restrictions was $187 million. We expect that such limitations will be in effect for the foreseeable future. In Texas, we are relieved of the obligation to post 75 percent of our otherwise required reserves because we operate a captive insurer approved by Texas regulators in order to satisfy such obligations. None of our subsidiaries are obligated to make funds available to us through the payment of dividends. If we cannot receive sufficient distributions from our subsidiaries, we may not be able to meet our obligations to fund general corporate expenses or service our debt obligations.

We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal and interest on our indebtedness. If our cash flow and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek to obtain additional equity capital or restructure our indebtedness. In the future, our cash flow and capital resources may not be sufficient for payments of interest on and principal of our indebtedness, and such alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.

If we cannot make scheduled payments on our indebtedness, we will be in default, the lenders under the Credit Facilities could terminate their commitments to loan money, the secured lenders could foreclose against the assets securing their borrowings and we could be forced into bankruptcy or liquidation.

Despite our indebtedness levels, we and our subsidiaries may be able to incur substantially more indebtedness. This could further exacerbate the risks associated with our substantial indebtedness.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the instruments governing our indebtedness do not prohibit us or fully prohibit our subsidiaries from doing so. The Credit Facilities permit additional borrowings beyond the committed amounts under certain circumstances. If new indebtedness is added to our current indebtedness levels, the related risks we face would increase, and we may not be able to meet all of our debt obligations.

We utilize derivative financial instruments to reduce our exposure to market risks from changes in interest rates on our variable-rate indebtedness and are exposed to risks related to counterparty credit worthiness or non-performance of these instruments.

We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. On October 24, 2018, we entered into an interest rate swap agreement effective October 31, 2018 that expires on August 16, 2025. The notional amount of the agreement was $350 million. We entered into this interest rate swap agreement in the normal course of business to manage interest rate risks, with a policy of matching positions. The effect of derivative financial instrument transactions under the agreements could have a material impact on our financial statements. There can be no guarantee that our hedging strategy will be effective, and we may experience credit-related losses in some circumstances.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters is located in downtown Memphis, Tennessee, in a leased facility. We operate five customer care centers throughout the United States that field inbound claims calls and initiate sales calls. Those customer care centers are located in Carroll, Iowa; LaGrange, Georgia; Memphis, Tennessee; Phoenix, Arizona; and Salt Lake City, Utah. The facilities in Carroll and LaGrange are owned, and the facilities in Memphis, Phoenix and Salt Lake City are leased. We believe that these facilities, when considered with our corporate headquarters, are suitable and adequate to support the needs of our business.

ITEM 3. LEGAL PROCEEDINGS

Due to the nature of our business activities, we are at times subject to pending and threatened legal and regulatory actions that arise out of the ordinary course of business. In the opinion of management, based in part upon advice of legal counsel, the disposition of any such matters is not expected, individually or in the aggregate, to have a material adverse effect on our results of operations, financial condition or cash flows. However, the results of legal actions cannot be predicted with certainty. Therefore, it is possible that our results of operations, financial condition or cash flows could be materially adversely affected in any particular period by the unfavorable resolution of one or more legal actions. See Note 2 to the audited consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K for more details.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the NASDAQ under the symbol ‘‘FTDR.’’ Our common stock began trading on the NASDAQ on October 1, 2018. As of February 22, 2019, there were approximately 3 registered holders of our common stock.

Dividends

We did not pay any cash dividends in 2018. We do not intend to declare or pay cash dividends on our common stock for the foreseeable future. We currently intend to use our future earnings, if any, to repay debt, to repurchase shares of our common stock, to fund our growth, to develop our business and for working capital needs and general corporate purposes.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected financial data for each of the five years ended December 31, 2018, 2017, 2016, 2015 and 2014. The selected operating data for the years ended December 31, 2018, 2017 and 2016 and balance sheet data as of December 31, 2018 and 2017 were derived from our audited consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K for each of the periods indicated. The selected operating data for the year ended December 31, 2015 and balance sheet data as of December 31, 2016 were derived from our audited historical combined financial statements, which are not included in this Annual Report on Form 10-K. The selected operating data for the year ended December 31, 2014 and balance sheet data as of December 31, 2015 and 2014 are derived from the financial records of ServiceMaster, which are not included in this Annual Report on Form 10-K. The results of operations for any period are not necessarily indicative of the results to be expected for any future period.

The selected financial data presented below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated and combined financial statements and related notes thereto included in Item 8 of this Annual Report on Form 10-K. The selected historical financial data for periods prior to the Spin-off reflects our results as historically operated as a part of ServiceMaster, and these results may not be indicative of our future performance. as a stand-alone company following the separation and distribution.

Five-Year Financial Summary

	Year Ended December 31,
(In millions, except per share data)	2018	2017	2016	2015	2014
Operating Results:
Revenue	$1,258	$1,157	$1,020	$917	$828
Cost of services rendered	686	589	526	467	401
Gross Profit	572	567	494	449	427
Selling and administrative expenses	338	312	286	256	254
Impairment of software and other related costs(1)	—	—	—	—	47
Restructuring charges(2)	3	7	3	—	1
Spin-off charges(3)	24	13	—	—	—
Interest expense(4)	23	1	—	—	—
Income before Income Taxes	166	220	196	189	120
Net Income	125	160	124	120	74
Earnings Per Share:
Basic	$1.47	$1.90	$1.47	$1.42	$0.88
Diluted	$1.47	$1.90	$1.47	$1.42	$0.88
Number of Shares Used in Calculating Earnings Per Share(5):
Basic	84.5	84.5	84.5	84.5	84.5
Diluted	84.7	84.5	84.5	84.5	84.5
Financial Position (as of period end):
Total assets(6)	$1,041	$1,416	$1,276	$1,136	$1,063
Total long-term debt	984	9	14	1	1
Total (deficit) equity	(344)	661	560	518	498
Cash Flow Data:
Net cash provided from operating activities	$189	$194	$155	$135	$142
Net cash (used for) provided from investing activities	(10)	(11)	(55)	19	(2)
Net cash used for financing activities	(165)	(68)	(88)	(100)	(85)
Other Non-GAAP Financial Data:
Adjusted EBITDA(7)	$238	$259	$218	$205	$179
Adjusted EBITDA Margin(8)	18.9%	22.4%	21.4%	22.4%	21.6
Free Cash Flow(9)	$163	$179	$144	$127	$131

___________________________________

(1)	Represents the impairment of software relating to our decision to abandon our efforts to deploy a new operating system.
(2)

For the year ended December 31, 2018, restructuring charges comprised $2 million of non-personnel charges primarily related to the relocation to our corporate headquarters and  $1 million of severance costs, which primarily represent an allocation of severance costs related to actions taken to enhance capabilities and reduce costs in ServiceMaster’s corporate functions that provided company-wide administrative services to support operations.

For the year ended December 31, 2017, restructuring charges comprised $5 million of severance costs, which primarily represent an allocation of severance costs and stock-based compensation expense as part of the severance agreement with ServiceMaster’s former CEO and CFO, and allocations of $1 million of lease termination costs and $1 million of asset write-off and other costs related to the relocation to our corporate headquarters.

For the year ended December 31, 2016, restructuring charges comprised $1 million of severance and other costs related to an initiative to enhance capabilities and reduce costs in ServiceMaster’s headquarters functions that provided administrative services for our operations, $1 million of lease termination and other costs related to the decision to consolidate the stand-alone operations of HSA with those of the American Home Shield business and $1 million of charges related to the disposal of certain HSA property and equipment.

For the year ended December 31, 2014, restructuring charges are principally comprised of severance and other costs related to an initiative to enhance capabilities and reduce costs in ServiceMaster’s headquarters functions that provided administrative services for our operations.

(3)

For the year ended December 31, 2018, Spin-off charges primarily comprised $19 million of third-party consulting fees and $5 million of other incremental costs related to the Spin-off. For the year ended December 31, 2017, Spin-off charges primarily comprised $12 million of third-party consulting fees and $1 million of other incremental costs related to the Spin-off.

(4)

Reflects interest expense primarily related to our August 2018 financing transactions described in Note 13 to the audited consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K. Interest expense on ServiceMaster’s debt has not been allocated to us for periods prior to the Spin-off since we were not the obligor of the debt.

(5)

At the date of distribution, we had 84,515,619 shares of common stock outstanding. The calculation of both basic and diluted earnings per share for all periods presented prior to the Spin-off utilizes the common stock at the date of distribution as the basis for the calculation of weighted-average common stock outstanding, because at that time we did not operate as a separate, stand-alone entity, and no equity-based awards were outstanding prior to the date of distribution.

(6)

Reflects the adoption of ASC 606 in 2018. Prior to adoption of ASC 606, receivables and deferred revenue were recorded based on the total amount due from the customer. Receivables were reduced as amounts were paid, and deferred revenue was amortized over the life of the contract. Following the adoption of ASC 606, only the portion of the contract that is due in the current month is recorded within receivables. For further information, see Note 3 to the audited consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K.

(7)

We use Adjusted EBITDA to facilitate operating performance comparisons from period to period. Adjusted EBITDA is a supplemental measure of our performance that is not required by or presented in accordance with U.S. GAAP. Adjusted EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net income or any other performance measures derived in accordance with U.S. GAAP or as an alternative to net cash provided by operating activities or any other measures of our cash flow or liquidity. We define Adjusted EBITDA as net income before: provision for income taxes; interest expense; interest income from affiliate; depreciation and amortization expense; non-cash stock-based compensation expense; restructuring charges; Spin-off charges; non-cash impairment of software and other related costs; affiliate royalty expense; (gain) loss on insured home service plan claims; and other non-operating expenses.

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

Adjusted EBITDA is not necessarily comparable to other similarly titled financial measures of other companies due to the potential inconsistencies in the methods of calculation.

Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for analyzing our results as reported under U.S. GAAP. Some of these limitations are:

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;
•	Adjusted EBITDA does not reflect our interest expense, or the cash requirements necessary to service interest or principal payments on our debt;
•	Adjusted EBITDA does not reflect our tax expense or the cash requirements to pay our taxes;
•	Adjusted EBITDA does not reflect historical capital expenditures or future requirements for capital expenditures or contractual commitments;
•

Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements;

•	Adjusted EBITDA does not reflect true impact of certain historical transactions with affiliates related to the use of trade names, related party receivables and insured home service plan claims; and

•	Other companies in our industries may calculate Adjusted EBITDA differently, limiting its usefulness as a comparative measure.

The following table reconciles net income,  which we consider to be the most directly comparable U.S. GAAP financial measure, to Adjusted EBITDA for the periods presented:

	Year Ended December 31,
(In millions)	2018	2017	2016	2015	2014
Net Income	$125	$160	$124	$120	$74
Depreciation and amortization expense	21	17	13	9	9
Restructuring charges(a)	3	7	3	—	1
Spin-off charges(b)	24	13	—	—	—
Provision for income taxes	42	60	71	69	46
Non-cash stock-based compensation expense(c)	4	4	4	4	3
Affiliate royalty expense(d)	1	2	2	1	1
Interest expense	23	1	—	—	—
Interest income from affiliate(e)	(2)	(3)	(2)	—	—
Non-cash impairment of software and other related costs(f)	—	—	—	—	47
(Gain) loss on insured home service plan claims(g)	(2)	(1)	1	—	(3)
Other	—	—	1	1	—
Adjusted EBITDA	$238	$259	$218	$205	$179

___________________________________

(a)

Represents restructuring charges as described in footnote 2 above. We exclude restructuring charges from Adjusted EBITDA because we believe they do not reflect our ongoing operations and because we believe doing so is useful to investors in aiding period-to-period comparability.

(b)

Represents Spin-off charges as described in footnote 2 above. We exclude Spin-off charges from Adjusted EBITDA because we believe they do not reflect our ongoing operations and because we believe doing so is useful to investors in aiding period-to-period comparability.

(c)

Represents the non-cash expense of our equity-based compensation. We exclude this expense from Adjusted EBITDA primarily because it is a non-cash expense and because it is not used by management to assess ongoing operational performance. We believe excluding this expense from Adjusted EBITDA is useful to investors in aiding period-to-period comparability.

(d)

Represents royalty expense with ServiceMaster for the use of its trade names. We exclude royalty expense with an affiliate from Adjusted EBITDA because it is not used by management to assess ongoing operational performance and because it does not reflect our core ongoing operations. The trademark license agreement with ServiceMaster was terminated in connection with the Spin-off, and we will not incur these expenses in future periods.

(e)

Represents interest earned on interest-bearing related party notes receivable included within Net parent investment included in the consolidated and combined statements of financial position included in Item 8 of this Annual Report on Form 10-K. We exclude interest income from related party receivables from Adjusted EBITDA because we believe it does not reflect our ongoing operations and because we believe doing so is useful to investors in aiding period-to-period comparability. These notes were settled concurrently with the consummation of the Spin-off.

(f)

Represents the impairment of software and other related costs. We exclude non‑cash impairments from Adjusted EBITDA because we believe doing so is useful to investors in aiding period‑to‑period comparability.

(g)

Represents gain or loss on an arrangement with a captive insurance affiliate of our former parent whereby certain American Home Shield home service plan claims were insured prior to the Spin-off. We exclude the gain or loss on these insured home service plan claims because it is not used by management to assess ongoing operational performance and because it does not reflect our core ongoing operations. Our relationship with this captive insurance affiliate was terminated in connection with the Spin-off.

(8)	Adjusted EBITDA margin is defined as Adjusted EBITDA as a percentage of revenue.
(9)

Free Cash Flow is not a measurement of our financial performance or liquidity under U.S. GAAP and does not purport to be an alternative to net cash provided from operating activities or any other performance or liquidity measures derived in accordance with U.S. GAAP. Free Cash Flow means net cash provided from operating activities less property additions. Free Cash Flow has limitations as an analytical tool and should not be considered in isolation or as a substitute for analyzing our results as reported under U.S. GAAP. Other companies in our industries may calculate Free Cash Flow or similarly titled non-GAAP financial measures differently, limiting its usefulness as a comparative measure.

Management believes Free Cash Flow is useful as a supplemental measure of our liquidity. Management uses Free Cash Flow to facilitate company-to-company cash flow comparisons, which may vary from company to company for reasons unrelated to operating performance.

The following table reconciles net cash provided from operating activities, which we consider to be the most directly comparable U.S. GAAP measure, to Free Cash Flow using data derived from our audited consolidated and combined financial statements for the periods presented:

	Year Ended December 31,
(In millions)	2018	2017	2016	2015	2014
Net cash provided from operating activities	$189	$194	$155	$135	$142
Property additions	(27)	(15)	(11)	(7)	(11)
Free Cash Flow	$163	$179	$144	$127	$131

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with “Item 6. Selected Financial Data” and the audited consolidated and combined financial statements and related notes thereto included in Item 8 of this Annual Report on Form 10-K. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. The cautionary statements discussed in “Cautionary Statement Concerning Forward-Looking Statements” and elsewhere in this Annual Report on Form 10-K should be read as applying to all forward-looking statements wherever they appear in this Annual Report on Form 10-K. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those factors discussed below and elsewhere in this Annual Report on Form 10-K, particularly in “Cautionary Statement Concerning Forward-Looking Statements” and “Risk Factors” included in Item 1A of this Annual Report on Form 10-K.

Overview

Frontdoor is the largest provider of home service plans in the United States, as measured by revenue, and operates under the American Home Shield, HSA, OneGuard and Landmark brands. Our home service plans help our customers maintain their homes and protect against costly and unexpected breakdowns of essential home systems and appliances. Our home service plan customers subscribe to a yearly service plan agreement that covers the repair or replacement of major components of up to 21 home systems and appliances, including electrical, plumbing, central HVAC systems, water heaters, refrigerators, dishwashers and ranges/ovens/cooktops. We serve over two million customers annually across all 50 states and the District of Columbia.

For the year ended December 31, 2018, we generated revenue, net income and Adjusted EBITDA of $1,258 million, $125 million, and $238 million, respectively. For the year ended December 31, 2017, we generated revenue, net income and Adjusted EBITDA of $1,157 million, $160 million, and $259 million, respectively. For the year ended December 31, 2016, we generated revenue, net income and Adjusted EBITDA of $1,020 million, $124 million, and $218 million, respectively.

For the year ended December 31, 2018, our total operating revenue included 66 percent of revenue derived from existing customer renewals, while 21 percent and 12 percent were derived from new unit sales made in conjunction with existing home resale transactions and direct-to-consumer sales, respectively, and one percent was derived from other revenue streams, principally cancellation fees.  For the year ended December 31, 2017, our total operating revenue included 66 percent of revenue derived from existing customer renewals, while 22 percent and 12 percent were derived from new unit sales made in conjunction with existing home resale transactions and direct-to-consumer sales, respectively. For the year ended December 31, 2016, our total operating revenue included 66 percent of revenue derived from existing customer renewals, while 20 percent and 14 percent were derived from new unit sales made in conjunction with existing home resale transactions and direct-to-consumer sales, respectively.

The Spin-off

On July 26, 2017, ServiceMaster announced its intention to effectuate the Spin-off. The audited consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K for the periods prior to the Spin-off represent, on a historical cost basis, the combined assets, liabilities, revenue and expenses related to ServiceMaster’s businesses operated under the American Home Shield, HSA, OneGuard and Landmark brand names (the “Separated Business”). Frontdoor was formed as a wholly-owned subsidiary of ServiceMaster on January 2, 2018 for the purpose of holding the Separated Business in connection with the Spin-off. During 2018, ServiceMaster contributed the Separated Business to Frontdoor. On October 1, 2018, the Spin-off was completed by a pro rata distribution to ServiceMaster’s stockholders of approximately 80.2% of our common stock. Each holder of ServiceMaster common stock received one share of our common stock for every two shares of ServiceMaster common stock held at the close of business on September 14, 2018, the record date of the distribution. The Spin-off was completed pursuant to a separation and distribution agreement and other agreements with ServiceMaster related to the Spin-off, including a transition services agreement, a tax matters agreement, an employee matters agreement, and a stockholders and registration rights agreement. See Note 10 to the accompanying consolidated and combined financial statements for information related to these agreements.

Our financial statements include nonrecurring costs incurred to evaluate, plan and execute the Spin-off. These costs are primarily related to third-party consulting and other incremental costs directly associated with the Spin-off process. Our results for the years ended December 31, 2018 and 2017 include Spin-off charges of $24 million and $13 million, respectively. In addition, incremental capital expenditures required to effect the Spin-off in 2018 were  $15 million, principally reflecting costs to replicate information technology systems historically shared with ServiceMaster. We expect to incur less than $1 million of Spin-off charges in 2019, which will primarily include costs related to services provided under the transition services agreement.

The Spin-off has resulted in increased operating costs, which could be material to our results of operations. These increased costs are primarily associated with corporate functions such as finance, legal, information technology and human resources. We are currently evaluating the optimal structure of corporate functions to support the strategic objectives of our business as an independent public entity subsequent to the Spin-off. During 2018, we incurred $4 million of dis-synergies. For the full year 2019, we currently project an approximately $3 million increase in dis-synergies compared to 2018 for an annualized increase in operating costs of approximately $7 million, which we expect to then represent our normal operating costs associated with these dis-synergies.

Our financial position, results of operations and cash flows may not be indicative of our condition had we been a separate stand-alone entity during the periods presented, nor are the results stated herein necessarily indicative of our financial position, results of operations and cash flows had we operated as a separate, independent company during the periods presented. The audited consolidated and combined financial statements included elsewhere in this Annual Report on Form 10-K for periods prior to the Spin-off do not reflect any changes that occurred in our financing and operations as a result of the Spin-off.

The audited consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K for periods prior to the Spin-off include all revenues, costs, assets and liabilities directly attributable to us. ServiceMaster’s debt and corresponding interest expense have not been allocated to us for periods prior to the Spin-off since we were not the obligor of the debt. The audited consolidated and combined financial statements of operations and comprehensive income include allocations of certain costs from ServiceMaster incurred on our behalf. Such corporate-level costs are being allocated to us using methods based on proportionate formulas such as revenue, headcount, and others. Such corporate costs include costs pertaining to: accounting and finance, legal, human resources, information technology, insurance, marketing, tax services, procurement services and other costs. We consider the expense allocation methodology and results to be reasonable for all periods presented. However, these allocations may not be indicative of the actual level of expense that we would have incurred if we had operated as a separate stand-alone, publicly traded company during the periods presented nor are these costs necessarily indicative of costs we may incur in the future.

Key Factors and Trends Affecting Our Results of Operations

Macroeconomic Conditions

Macroeconomic conditions that may affect customer spending patterns, and thereby our results of operations, include home sales, consumer confidence and employment rates. We believe our ability to acquire customers through the DTC channel mitigates the effect of a downturn in the real estate market, while our nationwide presence limits the risk of poor economic conditions in any particular geography.

Seasonality

Our business is subject to seasonal fluctuations, which drives variations in our revenue, net income and Adjusted EBITDA for interim periods. Seasonal fluctuations are primarily driven by a higher number of central HVAC orders in the summer months. In 2018, approximately 20 percent, 28 percent, 30 percent and 22 percent of our revenue, approximately 11 percent, 36 percent, 40 percent and 13 percent of our net income, and approximately 13 percent, 31 percent, 36 percent and 20 percent of our Adjusted EBITDA was recognized in the first, second, third and fourth quarters, respectively.

Effect of Weather Conditions

The demand for our services, and our results of operations, are affected by weather conditions. Extreme temperatures can lead to an increase in service requests related to home systems, particularly central HVAC systems, resulting in higher claim frequency and costs and lower profitability. For example, we experienced an increase in contract claims cost driven by a higher number of central HVAC work orders as a result of colder winter temperatures in the first quarter of 2018 and higher summer temperatures in the second and third quarters of 2018 as compared to historical averages. Weather conditions that have a potentially favorable impact to our business include mild winters or summers, which can lead to lower home systems claim frequency.

While weather variations as described above may affect our business, major weather events and other Acts of God, such as hurricanes and tornadoes, typically do not increase our obligations to provide service.  As a rule, repairs associated with such isolated events are addressed by homeowners’ and other forms of insurance as opposed to home service plans that we offer, and such insurance coverage in fact reduces our obligations to provide service to systems and appliances damaged by insured, catastrophic events.

Tariff and Import/Export Regulations

Changes in U.S. tariff and import/export regulations may impact the costs of home systems, appliances and repair parts. Import duties or restrictions on components and raw materials that are imposed, or the perception that they could occur, may materially and adversely affect our business by increasing our costs. For example, rising costs due to blanket tariffs on imported steel and aluminum could increase the costs of our home systems, appliances and repair parts.

Competition

We compete in the home service plan industry and the broader U.S. home services market. The home service plan industry is a highly competitive industry. The principal methods of competition, and by which we differentiate ourselves from our competitors, are quality and speed of service, contract offerings, brand awareness and reputation, customer satisfaction, pricing and promotions, contractor network and referrals.

Acquisition Activity

We have a track record of sourcing and purchasing targets at attractive prices and successfully integrating them into our business, including the acquisitions of OneGuard and Landmark in 2016. We anticipate that the highly fragmented nature of the home service plan industry will continue to create opportunities for further consolidation. We use acquisitions to cost-effectively grow our home service plan contract count and deepen our customer base in high-growth geographies and may consider strategic acquisitions that will expand our reach into the home services market.

Non-GAAP Financial Measures

To supplement our results presented in accordance with U.S. GAAP, we have disclosed non-GAAP financial measures of operating results that exclude or adjust certain items. We present within this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section the non-GAAP financial measure of Adjusted EBITDA.  See “Item 6. Selected Financial Data” for a reconciliation of net income to Adjusted EBITDA. Management believes this non-GAAP financial measure provides useful information for its and investors’ evaluation of our business performance and is useful for period-over-period comparisons of the performance of our business. While we believe this non-GAAP financial measure is useful in evaluating our business, it should be considered as supplemental in nature and is not meant to be considered in isolation or as a substitute for the related financial information prepared in accordance with U.S. GAAP. In addition, this non-GAAP financial measure may not be the same as similarly entitled measures reported by other companies.

U.S. Federal Income Tax Reform

On December 22, 2017, U.S. Tax Reform was signed into law. This legislation included numerous changes to existing tax law, including a reduction in the federal corporate income tax rate from 35 percent to 21 percent, which has reduced our effective tax rate and cash tax payments, beginning in 2018. The rate reduction took effect on January 1, 2018; however, U.S. Tax Reform was signed in 2017 and had an immediate one-time effect of an income tax benefit of $20 million for the year ended December 31, 2017. See Note 5 to the audited consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K for more details.

Key Business Metrics

We focus on a variety of indicators and key operating and financial metrics to monitor the financial condition, performance and cash flows of the continuing operations of our business. These metrics include:

•	revenue,
•	operating expenses,
•	net income,
•	earnings per share,
•	Adjusted EBITDA,
•	net cash provided from operating activities,
•	Free Cash Flow,
•	customer retention rate, and
•	growth in number of home service plans.

Revenue. Home service plan contracts are typically one year in duration. We recognize revenue at the agreed upon contractual amount over time using the input method in proportion to the costs expected to be incurred in performing services under the contracts. Our revenue is primarily a function of the volume and pricing of the services provided to our customers, as well as the mix of services provided. Our revenue volume is impacted by new unit sales, customer retention and acquisitions. We derive all of our revenue from customers in the United States.

Operating Expenses. In addition to changes in our revenue, our operating results are affected by, among other things, the level of our operating expenses. Our operating expenses primarily include contract claims costs and expenses associated with sales and marketing, customer service and general corporate overhead. A number of our operating expenses are subject to inflationary pressures, such as: wages and salaries, employee benefits and health care; contractor costs; home systems, appliances and repair costs; tariffs; insurance premiums; and various regulatory compliance costs.

Net Income and Earnings Per Share.  The presentation of net income and basic and diluted earnings per share provides measures of performance which are useful for investors, analysts and other interested parties in company-to-company operating performance comparisons. Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period, increased to include the number of shares of common stock that would have been outstanding had potentially dilutive shares of common stock been issued. The dilutive effect of stock options and restricted stock units (“RSUs”) are reflected in diluted net income per share by applying the treasury stock method.

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

Net Cash Provided from Operating Activities and Free Cash Flow. We focus on measures designed to monitor cash flow, including net cash provided from operating activities and Free Cash Flow, which is a financial measure not calculated in accordance with U.S. GAAP and represents net cash provided from operating activities less property additions.

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

Critical Accounting Policies and Estimates

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based upon our audited consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, contract claims costs, the impairment analysis for goodwill and other indefinite-lived intangible assets, share-based compensation, income taxes, tax contingencies and litigation. We base our estimates on historical experience and on various other factors and assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

We believe the following accounting policies are most important to the portrayal of our financial condition and results of operations and require our most significant judgments and estimates.

Revenue Recognition

Home service plan contracts are typically one year in duration. We recognize revenue at the agreed upon contractual amount over time using the input method in proportion to the costs expected to be incurred in performing services under the contracts. Those costs bear a direct relationship to the fulfillment of our obligations under the contracts and are representative of the relative value provided to the customer (proportional performance method).

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

Home Service Plan Claims Accruals

Home service plan claims costs are expensed as incurred. Accruals for home service plan claims are made based on our claims experience and actuarial projections. Accruals are established based on estimates of the ultimate cost to settle claims. Home service plan claims take about three months to settle, on average, and substantially all claims are settled within six months of incurrence. The amount of time required to settle a claim can vary based on a number of factors, including whether a replacement is ultimately required. Our actuary performs an accrual analysis utilizing generally accepted actuarial methods that incorporate cumulative historical claims experience and information provided by us. We regularly review our estimates of claims costs and adjust the estimates when appropriate. We believe the use of actuarial methods to account for these liabilities provides a consistent and effective way to measure these highly judgmental accruals. However, the use of any estimation technique in this area is inherently sensitive given the magnitude of claims involved. We believe our recorded obligations for these expenses are consistently measured. Nevertheless, changes in claims costs can materially affect the estimates for these liabilities.

Corporate Expense Allocation

Our audited consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K include transactions with ServiceMaster for services (such as executive functions, information systems, accounting and finance, human resources, and legal and general corporate expenses) that were provided to us by the centralized ServiceMaster organization. Corporate level items also include personnel-related expenses of corporate employees (such as salaries, insurance coverage, stock-based compensation costs, etc.). Throughout the periods prior to the Spin-off covered by the financial statements, the costs of such functions, services and items have been directly charged or allocated to us using methods management believes are reasonable. The methods for allocating functions, services, and items to us are based on proportional allocation bases which include revenue, headcount and others. All such costs have been deemed to have been incurred and settled in the period where the costs were recorded.

Income Taxes

For purposes of our audited consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K, for periods prior to the Spin-off our taxes are provided for on a “separate return” basis, although our operations for the period prior to the completion of the Spin-off have historically been included in the tax returns filed by ServiceMaster. Income taxes as presented therein allocate current and deferred income taxes of the business to us in a manner that is systematic, rational, and consistent with the asset and liability method prescribed by ASC 740. Accordingly, as stated in paragraph 30 of ASC 740, the sum of the amounts allocated to the carve-out tax provisions may not equal the historical consolidated provision for us. Under the separate return method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. Valuation allowances are established when management determines that it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. The financial effect of changes in tax laws or rates is accounted for in the period of enactment. The settlement of tax obligations is assumed in the period incurred and included in net parent investment for periods prior to the completion of the Spin-off.

On October 1, 2018 Frontdoor and its subsidiaries began filing consolidated U.S. federal income tax returns. State and local returns are filed both on a separate company basis and on a combined unitary basis with Frontdoor. Current and deferred income taxes are provided for on a separate company basis. We account for income taxes using an asset and liability approach for the expected future tax consequences of events that have been recognized in our financial statements or tax returns.

We record a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in tax returns. We recognize potential interest and penalties related to its uncertain tax positions in income tax expense.

Goodwill and Intangible Assets

In accordance with applicable accounting standards, goodwill and indefinite-lived intangible assets are not amortized and are subject to assessment for impairment by applying a fair-value based test on an annual basis or more frequently if circumstances indicate a potential impairment. An assessment for impairment is performed on October 1 of every year. There were no goodwill or trade name impairment charges recorded during the years ended December 31, 2018, 2017 or 2016.

Newly Issued Accounting Standards

New accounting rules and disclosure requirements can significantly impact our reported results and the comparability of our financial statements. See Note 2 to the audited consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K for further information on newly issued accounting standards.

Results of Operations for the Years Ended December 31, 2018 and 2017

	Year Ended December 31,		Increase (Decrease)	% of Revenue
(In millions)	2018	2017	2018 vs. 2017	2018	2017
Revenue	$1,258	$1,157	9%	100%	100%
Cost of services rendered	686	589	16	55	51
Gross profit	572	567	1	45	49
Selling and administrative expenses	338	312	9	27	27
Depreciation expense	12	9	*	1	1
Amortization expense	8	8	*	1	1
Restructuring charges	3	7	*	—	1
Spin-off charges	24	13	*	2	1
Affiliate royalty expense	1	2	*	—	—
Interest expense	23	1	*	2	—
Interest income from affiliate	(2)	(3)	*	—	—
Interest and net investment income	(2)	(2)	*	—	—
Income before Income Taxes	166	220	(24)	13	19
Provision for income taxes	42	60	(30)	3	5
Net Income	$125	$160	(22)%	10%	14%

________________________________

*    not meaningful

Revenue

We reported revenue of $1,258 million and $1,157 million for the years ended December 31, 2018 and 2017, respectively. Revenue by major customer acquisition channel is as follows:

	Year Ended December 31,		Growth
(In millions)	2018	2017	2018 vs. 2017
Renewals	$835	$759	$76	10%
Real estate	262	249	13	5
Direct-to-consumer	156	144	12	8
Other	6	5	1	*
Total revenue	$1,258	$1,157	$102	9%

_________________________________

*    not meaningful

Revenue increased nine percent for the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily driven by higher renewal revenue due to overall growth in the number of home service plans as well as improved price realization. The increase in real estate revenue reflects improved price realization, primarily due to a mix shift to higher priced home service plan offerings. The increase in direct-to-consumer revenue reflects growth in new sales resulting from increased investments in marketing.

Growth in number of home service plans and customer retention rate are presented below.

	As of December 31,
	2018	2017
Growth in number of home service plans	6%	6%
Customer retention rate	75%	75%

Cost of Services Rendered

We reported cost of services rendered of $686 million and $589 million for the years ended December 31, 2018 and 2017, respectively. The following table provides a summary of changes in cost of services rendered:

(In millions)
Year Ended December 31, 2017	$589
Impact of change in revenue	38
Contract claims	58
Other	2
Gain on insured home service plan claims(1)	(1)
Year Ended December 31, 2018	$686

___________________________________

(1)

Represents the gain on an arrangement with a captive insurance affiliate of our former parent whereby certain American Home Shield home service plan claims were insured prior to the Spin-off. Our relationship with this captive insurance affiliate was terminated in connection with the Spin-off.

For the year ended December 31, 2018, the increase in contract claims includes an increase in the underlying costs of repairs totaling $23 million, particularly in the appliance and plumbing trades, as well as a higher number of work orders, primarily driven by colder winter temperatures in the first quarter and significantly warmer summer temperatures in the second and third quarters of 2018 as compared to historical averages, which increased claims costs by $17 million. Additionally, the impact of higher replacements, primarily appliances, in 2018 increased claims costs by  $15 million. Results also include a net $3 million adjustment related to adverse development of prior year claims.  Other includes an increase in bad debt expense of $2 million.

Selling and Administrative Expenses

For the years ended December 31, 2018 and 2017, we reported selling and administrative expenses of $338 million and $312 million, respectively, which comprised selling, marketing and customer service costs of $263 million and $245 million, respectively, and general and administrative expenses of $75 million and $67 million, respectively. The following table provides a summary of changes in selling and administrative expenses:

(In millions)
Year Ended December 31, 2017	$312
Sales and marketing costs	10
Customer service costs	8
Spin-off dis-synergies	4
Stock-based compensation expense	1
Other	4
Year Ended December 31, 2018	$338

For the year ended December 31, 2018, the increase in sales and marketing costs was driven by targeted spending to drive sales growth. The increase in customer service costs was primarily driven by incremental investments in customer care centers to deliver an improved level of customer service. Incremental ongoing costs related to the Spin-off of $4 million were incurred, which primarily related to the separation of information technology systems historically shared with ServiceMaster. Other includes an increase in professional fees of $4 million.

Depreciation Expense

Depreciation expense was $12 million and $9 million in the years ended December 31, 2018 and 2017, respectively. The increase was primarily due to additional property and equipment related to the headquarters relocation and information technology costs related to the separation, principally reflecting costs to replicate information technology systems historically shared with ServiceMaster.

Amortization Expense

Amortization expense was $8 million for each of the years ended December 31, 2018 and 2017.

Restructuring Charges

We incurred restructuring charges of $3 million and $7 million for the years ended December 31, 2018 and 2017, respectively.

In 2018, restructuring charges comprised $2 million of non-personnel charges primarily related to the relocation to our corporate headquarters and  $1 million of severance costs, which primarily represent an allocation of severance costs related to actions taken to enhance capabilities and reduce costs in ServiceMaster’s corporate functions that provided company-wide administrative services to support operations.

In 2017, restructuring charges comprised $5 million of severance costs which primarily represent an allocation of severance costs and stock-based compensation expense as part of the severance agreement with ServiceMaster’s former CEO and CFO, and allocations of $1 million of lease termination costs and $1 million of asset write-off and other costs related to the relocation to our corporate headquarters.

Spin-Off Charges

We incurred Spin-off charges of $24 million and $13 million for the years ended December 31, 2018 and 2017, respectively. These charges include nonrecurring costs incurred to evaluate, plan and execute the Spin-off. In 2018, Spin-off charges primarily comprised $19 million of third-party consulting fees and $5 million of other incremental costs directly related to the Spin-off process. In 2017, Spin-off charges primarily comprised $12 million of third-party consulting fees and $1 million of other incremental costs directly related to the Spin-off process.

Affiliate Royalty Expense

Affiliate royalty expense represents royalty expense with ServiceMaster for the use of their trade names. We incurred royalty expense of $1 million and $2 million for the years ended December 31, 2018 and 2017, respectively. The decrease was due to the termination of the trademark license agreement with ServiceMaster in connection with the Spin-off. We will not incur these expenses in future periods.

Interest Expense

Interest expense was $23 million and $1 million for the years ended December 31, 2018 and 2017, respectively. The increase in interest expense was driven by our financing transactions totaling $1 billion that occurred in 2018 in connection with the Spin-off. See Note 13 to the audited consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K for more details.

Interest Income from Affiliate

Interest income from affiliate was $2 million and $3 million for the years ended December 31, 2018 and 2017, respectively, and represents interest earned on interest-bearing related party notes receivable included within Net parent investment in the audited consolidated and combined statements of financial position included in Item 8 of this Annual Report on Form 10-K. These notes were settled concurrently with the consummation of the Spin-off.

Interest and Net Investment Income

Interest and net investment income was $2 million for each of the years ended December 31, 2018 and 2017 and was composed of net investment gains and interest and dividend income realized on our investment portfolio.

Provision for Income Taxes

The effective tax rate on income was 25.1 percent and 27.2 percent for the years ended December  31, 2018 and 2017, respectively. The effective tax rates on income for the years ended December  31, 2018 and 2017 were reduced primarily by the reduction in the U.S. federal corporate income tax rate from 35 percent to 21 percent. See Note 5 to the audited consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K for more details

Our audited consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K do not reflect any amounts due to ServiceMaster for income tax related matters as it is assumed that all such amounts due to ServiceMaster were settled at the end of each reporting period.

Net Income

Our net income was $125 million and $160 million for the years ended December 31, 2018 and 2017, respectively. The $36 million decrease for the year ended December 31, 2018 was driven by the aforementioned operating results, offset, in part, by an $18 million decrease in the provision for income taxes as a result of lower pre-tax income and U.S. Tax Reform.

Adjusted EBITDA

The following table provides a summary of changes in our Adjusted EBITDA. For a reconciliation of net income to Adjusted EBITDA, see “Item 6. Selected Financial Data.”

(In millions)
Year Ended December 31, 2017	$259
Impact of change in revenue	64
Contract claims	(58)
Sales and marketing costs	(10)
Customer services costs	(8)
Spin-off dis-synergies	(4)
Other	(5)
Year Ended December 31, 2018	$238

For the year ended December 31, 2018, the increase in contract claims includes an increase in the underlying costs of repairs totaling $23 million, particularly in the appliance and plumbing trades, as well as a higher number of work orders, primarily driven by colder winter temperatures in the first quarter and significantly warmer summer temperatures in the second and third quarters of 2018 as compared to historical averages, which increased claims costs by $17 million. Additionally, the impact of higher replacements, primarily appliances, in 2018 increased claims costs by  $15 million. Results also include a net $3 million adjustment related to adverse development of prior year claims.

For the year ended December 31, 2018, the increase in sales and marketing costs was driven by targeted spending to drive sales growth. The increase in customer service costs was primarily driven by incremental investments in customer care centers to deliver an improved level of customer service. Incremental ongoing costs related to the Spin-off of $4 million were incurred, which primarily related to the separation of information technology systems historically shared with ServiceMaster. Other primarily includes an increase in professional fees of $4 million and an increase in bad debt expense of $2 million.

Results of Operations for the Years Ended December 31, 2017 and 2016

	Year Ended December 31,		Increase (Decrease)	% of Revenue
(In millions)	2017	2016	2017 vs. 2016	2017	2016
Revenue	$1,157	$1,020	13%	100%	100%
Cost of services rendered	589	526	12	51	52
Gross profit	567	494	15	49	48
Selling and administrative expenses	312	286	9	27	28
Depreciation expense	9	8	13	1	1
Amortization expense	8	6	33	1	1
Restructuring charges	7	3	*	1	—
Spin-off charges	13	—	*	1	—
Affiliate royalty expense	2	2	*	—	—
Interest expense	1	—	*	—	—
Interest income from affiliate	(3)	(2)	50	—	—
Interest and net investment income	(2)	(5)	(60)	—	—
Other	—	1	*	—	—
Income before Income Taxes	220	196	12	19	19
Provision for income taxes	60	71	(15)	5	7
Net Income	$160	$124	29%	14%	12%

___________________________________

*    not meaningful

Revenue

We reported revenue of $1,157 million and $1,020 million for the years ended December 31, 2017 and 2016, respectively. Revenue by major customer acquisition channel is as follows:

	Year Ended December 31,		Growth
(In millions)	2017	2016	2017 vs. 2016
Renewals	$759	$671	$88	13%
Real estate	249	207	42	20
Direct-to-consumer	144	142	2	1
Other	5	—	5	*
Total revenue	$1,157	$1,020	$137	13%

_________________________________

*    not meaningful

The 2017 and 2016 revenue results reflect an increase in new unit sales, improved price realization and approximately $56 million and $22 million, respectively, as a result of the OneGuard and Landmark acquisitions in 2016.

Growth in number of home service plans and customer retention rate are presented below.

	As of December 31,
	2017(1)	2016(1)
Growth in number of home service plans	6%	15%
Customer retention rate	75%	76%

___________________________________

(1)

As of December 31, 2017 and 2016, excluding the impact of acquisitions, the growth in renewable home service plans was six percent and seven percent, respectively, and the customer retention rate was 76 percent and 75 percent, respectively.

Cost of Services Rendered

We reported cost of services rendered of $589 million and $526 million for the years ended December 31, 2017 and 2016, respectively. The following table provides a summary of changes in cost of services rendered:

(In millions)
Year Ended December 31, 2016	$526
Impact of change in revenue(1)	58
Contract claims	8
Gain on insured home service plan claims(2)	(3)
Year Ended December 31, 2017	$589

___________________________________

(1)	Includes approximately $24 million for the year ended December 31, 2017 as a result of the acquisitions of OneGuard and Landmark in 2016.
(2)	Represents the gain on an arrangement with a captive insurance affiliate of our former parent whereby certain American Home Shield home service plan claims were insured prior to the Spin-off.

For the year ended December 31, 2017, the increase in contract claims costs was primarily due to normal inflationary pressure on the underlying cost of repairs, offset, in part, by a lower number of work orders driven by cooler summer temperatures in 2017.

Selling and Administrative Expenses

For the years ended December 31, 2017 and 2016, we reported selling and administrative expenses of $312 million and $286 million, respectively, which comprised general and administrative expenses of $67 million and $68 million, respectively, and selling, marketing and customer service costs of $245 million and $218 million, respectively. The following table provides a summary of changes in selling and administrative expenses:

(In millions)
Year Ended December 31, 2016	$286
Sales and marketing costs	5
OneGuard and Landmark selling and administrative expenses	20
Customer service costs	6
Stock-based compensation expense	(1)
Other	(4)
Year Ended December 31, 2017	$312

For the year ended December 31, 2017, the increase in sales and marketing costs was driven by increased sales commissions and incremental marketing spending to drive growth. We incurred incremental selling and administrative expenses as a result of the OneGuard and Landmark acquisitions. The increase in customer service costs was due to higher labor costs resulting from an acceleration of pre-season hiring and training in preparation for the high-volume summer season and an overall increase in call center staffing levels to improve response times.

Depreciation Expense

Depreciation expense was $9 million and $8 million in the years ended December 31, 2017 and 2016, respectively. The increase in 2017 was primarily due to increased property and equipment that resulted from the acquisitions of OneGuard and Landmark in 2016.

Amortization Expense

Amortization expense was $8 million and $6 million in the years ended December 31, 2017 and 2016, respectively. The increase in 2017 was primarily due to additional amortization expense related to definite-lived intangible assets that resulted from the acquisitions of OneGuard and Landmark in 2016.

Restructuring Charges

We incurred restructuring charges of $7 million and $3 million for the years ended December 31, 2017 and 2016, respectively.

In 2017, restructuring charges comprised $5 million of severance costs which primarily represent an allocation of severance costs and stock-based compensation expense as part of the severance agreement with ServiceMaster’s former CEO and CFO, and allocations of $1 million of lease termination costs and $1 million of asset write-off and other costs related to the relocation to our corporate headquarters.

In 2016, restructuring charges comprised $1 million of severance and other costs related to an initiative to enhance capabilities and reduce costs in ServiceMaster’s headquarters functions that provided administrative services for our operations, $1 million of lease termination and other costs related to the decision to consolidate the stand-alone operations of Home Security of America, Inc. (“HSA”), acquired in February 2014, with those of the American Home Shield business and $1 million of charges related to the disposal of certain HSA property and equipment.

Spin-Off Charges

We incurred Spin-off charges of $13 million for the year ended December 31, 2017. These charges include nonrecurring costs incurred to evaluate, plan and execute the Spin-off and comprised $12 million of third-party consulting fees and $1 million of other incremental costs related to Spin-off process.

Affiliate Royalty Expense

Affiliate royalty expense represents royalty expense with ServiceMaster for the use of their trade names. We incurred royalty expense of $2 million for each of the years ended December 31, 2017 and 2016.

Interest Expense

Interest expense was $1 million and less than $1 million for the years ended December 31, 2017 and 2016, respectively, and represents interest expense on seller financed debt that was used to fund a portion of the acquisitions of OneGuard and Landmark as well as the interest expense on capital lease obligations.

Interest Income from Affiliate

Interest income from affiliate was $3 million and $2 million for the years ended December 31, 2017 and 2016, respectively, and represents interest earned on interest-bearing related party notes receivable included within Net parent investment in the audited consolidated and combined statements of financial position included in Item 8 of this Annual Report on Form 10-K.

Interest and Net Investment Income

Interest and net investment income was $2 million and $5 million for the years ended December 31, 2017 and 2016, respectively, and was composed of net investment gains and interest and dividend income realized on our investment portfolio. The decrease in 2017 was primarily the result of sales of marketable securities that occurred in 2016.

Provision for Income Taxes

Our effective tax rate on income was 27.2 percent and 36.6 percent for the years ended December  31, 2017 and 2016, respectively. The effective tax rate on income for the year ended December 31, 2017 was favorably impacted by the remeasurement of deferred tax assets and liabilities due to the 2018 reduction to the federal tax rate. Additional information on income taxes, including our effective tax rate reconciliation and liabilities for uncertain tax positions, can be found in Note 5 to the audited consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K

Our financial statements for periods prior to the Spin-off do not reflect any amounts due to ServiceMaster for income tax related matters as it is assumed that all such amounts due to ServiceMaster were settled on December 31 of each year.

Net Income

Our net income was $160 million and $124 million for the years ended December 31, 2017 and 2016, respectively. The $36 million increase in 2017 compared to 2016 was driven by the aforementioned operating results and an $11 million decrease in the provision for income taxes.

Adjusted EBITDA

The following table provides a summary of changes in our Adjusted EBITDA. For a reconciliation of net income to Adjusted EBITDA, see “Item 6. Selected Financial Data.”

(In millions)
Year Ended December 31, 2016	$218
Impact of change in revenue	79
Contract claims	(8)
Sales and marketing costs	(5)
OneGuard and Landmark selling and administrative expenses	(20)
Customer service costs	(6)
Interest and net investment income	(4)
Other	5
Year Ended December 31, 2017	$259

The increase in contract claims costs was primarily due to normal inflationary pressure on the underlying cost of repairs, offset, in part, by a lower number of work orders driven by cooler summer temperatures in 2017. The increase in sales and marketing costs was driven by increased sales commissions and incremental marketing spending to drive growth. We incurred incremental selling and administrative expenses as a result of the OneGuard and Landmark acquisitions. The increase in customer service costs was due to higher labor costs resulting from an acceleration of pre-season hiring and training in preparation for the high-volume summer season and an overall increase in call center staffing levels to improve response times. The decrease in interest and net investment income was primarily the result of sales of marketable securities that occurred in 2016.

Liquidity and Capital Resources

Liquidity

A substantial portion of our liquidity needs are due to debt service requirements on our indebtedness. The Credit Agreement, as well as the Indenture, contain covenants that limit or restrict our ability, including the ability of certain of our subsidiaries, to incur additional indebtedness, repurchase debt, incur liens, sell assets, make certain payments (including dividends) and enter into transactions with affiliates. As of December 31, 2018, we were in compliance with the covenants under the agreements that were in effect on such date.

Historically, the primary source of liquidity for our business has been the cash flow provided by operations which was, prior to the Spin-off, transferred to ServiceMaster to support its overall cash management strategy. Prior to the Spin-off, transfers of cash to and from ServiceMaster have been reflected in Net Parent Investment in the historical combined statements of financial position and combined statements of cash flows. ServiceMaster’s cash has not been assigned to us for any of the periods prior to the Spin-off presented in the audited consolidated and combined statements of financial position included in Part 8 of this Annual Report on Form 10-K because those cash balances are not directly attributable to us.

In connection with the Spin-off, our capital structure and sources of liquidity have changed significantly from our historical capital structure. We no longer participate in cash management with ServiceMaster, but rather our ability to fund our cash needs depends on our ongoing ability to generate and raise cash in the future. Although we believe that our future cash provided from operations, together with available capacity under our Revolving Credit Facility and our access to capital markets, will provide adequate resources to fund our operating and financing needs, our access to, and the availability of, financing on acceptable terms in the future will be affected by many factors, including: (i) our credit rating, (ii) the liquidity of the overall capital markets and (iii) the current state of the economy. Moreover, to preserve the tax-free treatment of the Spin-off, we may not be able to engage in certain strategic or capital-raising transactions following the Spin-off, such as issuing equity securities beyond certain thresholds, which may limit our access to capital markets, ability to raise capital through equity issuances, and ability to make acquisitions using our equity as currency, potentially requiring us to issue more debt than would otherwise be optimal. There can be no assurances that we will continue to have access to capital markets on terms acceptable to us. See “Risk Factors” included in Item 1A of this Annual Report on Form 10-K for a further discussion.

Cash and short- and long-term marketable securities totaled $305 million and $309 million as of December 31, 2018 and December 31, 2017, respectively. As of December 31, 2018, there were no letters of credit outstanding and there was $250 million of available borrowing capacity under the Revolving Credit Facility.

In connection with the Spin-off and effective as of October 1, 2018, the inter-company balance due to ServiceMaster of $144 million recorded in Due to Parent in the condensed combined statements of financial position at September 30, 2018 was settled in cash with ServiceMaster. Additionally, in connection with the Spin-off and effective as of October 1, 2018, ServiceMaster contributed $81 million of cash to us. The effect of these transactions was a net reduction of Cash and cash equivalents of $63 million.

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

Credit Facilities and Senior Notes

On August 16, 2018, in connection with the Spin-off, we entered into the $650 million Term Loan Facility and the $250 million Revolving Credit Facility and issued $350 million of 2026 Notes. Borrowings under the Term Loan Facility and the 2026 Notes were incurred as partial consideration for the contribution of the Separated Business to us. We did not receive any cash proceeds as a result of these transactions.

On October 24, 2018, we entered into an interest rate swap agreement effective October 31, 2018 that expires on August 16, 2025. The notional amount of the agreement was $350 million. Under the terms of the agreement, we will pay a fixed rate of interest of 3.0865% on the $350 million notional amount, and we will receive a floating rate of interest (based on one-month LIBOR, subject to a floor of zero percent) on the notional amount. Therefore, during the term of the agreement, the effective interest rate on $350 million of the Term Loan Facility is fixed at a rate of 3.0865%, plus the incremental borrowing margin of 2.50%.

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

Furthermore, there are third-party restrictions on the ability of certain of our subsidiaries to transfer funds to us. These restrictions are related to regulatory requirements. The payments of ordinary and extraordinary dividends by certain of our subsidiaries (through which we conduct our business) are subject to significant regulatory restrictions under the laws and regulations of the states in which they operate. Among other things, such laws and regulations require certain subsidiaries to maintain minimum capital and net worth requirements and may limit the amount of ordinary and extraordinary dividends and other payments that these subsidiaries can pay to us. As of December 31, 2018 and 2017, the total net assets subject to these third-party restrictions was $187 million and $169 million, respectively. We expect that such limitations will be in effect for the foreseeable future. In Texas, we are relieved of the obligation to post 75 percent of our otherwise required reserves because we operate a captive insurer approved by Texas regulators in order to satisfy such obligations. None of our subsidiaries are obligated to make funds available to us through the payment of dividends.

Cash Flows

Cash flows from operating, investing and financing activities for the years ended December 31, 2018, 2017 and 2016, as reflected in the audited consolidated and combined statements of cash flows included in Item 8 of this Annual Report on Form 10-K, are summarized in the following table.

	Year Ended
	December 31,
(In millions)	2018	2017	2016
Net cash provided from (used for):
Operating activities	$189	$194	$155
Investing activities	(10)	(11)	(55)
Financing activities	(165)	(68)	(88)
Cash increase during the period	$14	$114	$12

Operating Activities

Net cash provided from operating activities was $189 million for the year ended December 31, 2018, compared to $194 million for the year ended December 31, 2017 and $155 million for the year ended December 31, 2016.

Net cash provided from operating activities in 2018 comprised $157 million in earnings adjusted for non-cash charges and a $32 million decrease in cash required for working capital.  The decrease in cash required for working capital was driven by growth in our underlying business and the favorable impacts of accrued interest and taxes.

Net cash provided from operating activities in 2017 comprised $163 million in earnings adjusted for non-cash charges and a $30 million decrease in cash required for working capital.  The decrease in cash required for working capital was driven by growth in our underlying business.

Net cash provided from operating activities in 2016 comprised $142 million in earnings adjusted for non-cash charges and a $13 million decrease in cash required for working capital. The decrease in cash required for working capital was driven by growth in our underlying business.

Investing Activities

Net cash used for investing activities was $10 million for the year ended December 31, 2018, compared to $11 million for the year ended December 31, 2017 and $55 million for the year ended December 31, 2016.

Capital expenditures increased to $27 million in 2018 from $15 million in 2017 and $11 million in 2016 and included the headquarters relocation, information technology costs related to the separation and recurring capital needs and information technology projects. In 2018, capital expenditures required to effect the Spin-off were $15 million, principally reflecting costs to replicate information technology systems historically shared with ServiceMaster. We expect capital expenditures for the full year 2019 relating to recurring capital needs and the continuation of investments in information systems and productivity enhancing technology to be approximately $30 million to $40 million.  We have no additional material capital commitments at this time.

There were no cash payments for acquisitions in 2018 and 2017, compared with $87 million in 2016. On June 27, 2016, we acquired OneGuard for $61 million, consisting of net cash consideration of $52 million and deferred payments of $9 million. On November 30, 2016, we acquired Landmark for $39 million, consisting of net cash consideration of $35 million and deferred payments of $5 million. We expect to continue to periodically evaluate strategic acquisitions.

Cash flows provided from purchases, sales and maturities of securities, net, in 2018, 2017 and 2016 were $17 million, $3 million and $43 million, respectively, and were driven by the maturity and sale of marketable securities.

Financing Activities

Net cash used for financing activities was $165 million for the year ended December 31, 2018, compared to $68 million for the year ended December 31, 2017 and  $88 million for the year ended December 31, 2016.

Payments on seller financed debt and capital lease obligations were $10 million, $5 million and $1 million in 2018, 2017 and 2016, respectively.

Net transfers to Parent included in financing activities were $137 million, $63 million and $87 million in 2018, 2017 and 2016, respectively.

Payments of debt issuance costs of $16 million and the discount paid on the debt issuance of $2 million were incurred in connection with the debt financing transactions in 2018.

Contractual Obligations

The following table presents our contractual obligations and commitments as of December 31, 2018.

		Less than			More than
(In millions)	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
Principal repayments*	$999	$7	$14	$13	$966
Estimated interest payments(1)	560	56	112	110	282
Non-cancelable operating leases(2)	29	4	8	6	12
Purchase obligations	34	13	21	—	—
Home service plan claims*	67	67	—	—	—
Total amount	$1,689	$147	$154	$129	$1,260

_________________________________

*     These items are reported in the audited consolidated and combined statements of financial position included in Item 8 of this Annual Report on Form 10-K.

(1)

These amounts represent future interest payments related to existing debt obligations based on interest rates and principal maturities specified in the associated debt agreements. As of December 31, 2018, payments related to the Term Loan Facility are based on applicable rates at December 31, 2018 plus the specified margin in the Credit Agreement for each period presented. As of December 31, 2018, the estimated debt balance (including capital leases) as of each fiscal year end from 2019 through 2023 is $992 million, $985 million, $979 million, $972 million and $966 million, respectively, and the weighted-average interest rate on the estimated debt balances at each fiscal year end from 2019 through 2023 is 5.8%. See Note 13 to the audited consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K for the terms and maturities of existing debt obligations.

(2)	These amounts primarily represent future payments relating to real estate operating leases.

Financial Position

The following discussion describes changes in our financial position from December 31, 2017 to December 31, 2018.

Marketable securities decreased from prior year levels, driven by the sale of marketable securities.

Receivables and deferred revenue decreased from prior year levels as a result of the adoption of ASC 606. Contracts with customers are generally for a period of one year or less and are generally renewable. Prior to the adoption of ASC 606 we recorded a receivable and deferred revenue for the entire home service plan contract at the commencement date. Upon adoption of ASC 606, we record the receivable related to revenue recognized once we have an unconditional right to invoice and receive payment in the future related to the services provided.

Property and equipment increased from prior year levels, reflecting purchases for the relocation of our corporate headquarters, information technology costs related to the separation and recurring capital needs and information technology projects.

Long-term debt increased from prior year levels, reflecting the debt financing transactions in 2018. See Note 13 to the audited consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K for the terms and maturities of existing debt obligations.

Off-Balance Sheet Arrangements

As of December 31, 2018, we did not have any significant off-balance sheet arrangements.

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off- balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The economy and its impact on discretionary consumer spending, labor wages, material costs, home resales, unemployment rates, insurance costs and medical costs could have a material adverse impact on future results of operations.

In connection with the Spin-off, we entered into the Credit Facilities, which are subject to variable interest rates.  See Note 13 to our audited consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liquidity” included in Item 7 of this report for a description of our current indebtedness.

We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. We entered into an interest rate swap agreement in the normal course of business to manage interest rate risks, with a policy of matching positions. The effect of derivative financial instrument transactions under the agreement could have a material impact on our financial statements. We do not hold or issue derivative financial instruments for trading or speculative purposes.

On October 24, 2018, we entered into an interest rate swap agreement effective October 31, 2018 that expires on August 16, 2025. The notional amount of the agreement was $350 million. Under the terms of the agreement, we will pay a fixed rate of interest of 3.0865% on the $350 million notional amount, and we will receive a floating rate of interest (based on one-month LIBOR, subject to a floor of zero percent) on the notional amount. Therefore, during the term of the agreement, the effective interest rate on $350 million of the Term Loan Facility is fixed at a rate of 3.0865%, plus the incremental borrowing margin of 2.50%.

We believe our exposure to interest rate fluctuations, when viewed on both a gross and net basis, could be material to our overall results of operations. A significant portion of our outstanding debt, including indebtedness under the Credit Facilities, bears interest at variable rates. As a result, increases in interest rates would increase the cost of servicing our indebtedness and could materially reduce our profitability and cash flows. As of December 31, 2018, each one percentage point change in interest rates would result in an approximate $3 million change in the annual interest expense on our Term Loan Facility after considering the impact of the interest rate swap. Assuming all revolving loans were fully drawn as of December 31, 2018, each one percentage point change in interest rates would result in an approximate $3 million change in annual interest expense on our Revolving Credit Facility. The impact of increases in interest rates could be more significant for us than it would be for some other companies because of our substantial indebtedness.

The following table summarizes information about our debt as of December 31, 2018 (after considering the impact of the effective interest rate swaps), including the principal cash payments and related weighted‑average interest rates by expected maturity dates based on applicable rates at December 31, 2018.

								Fair
(In millions)	2019	2020	2021	2022	2023	Thereafter	Total	Value
Debt:
Variable rate	$7	7	$7	$7	$7	$266	$299	$286
Average interest rate	5.1%	5.1%	5.1%	5.1%	5.1%	5.1%	5.1%
Fixed rate						$700	$700	$671
Average interest rate						6.2%	6.2%

During the year ended December 31, 2018, the average rate paid and average rate received on the interest rate swaps, before the application of the applicable borrowing margin, were 3.1 percent and 2.3 percent, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

frontdoor, inc.
Memphis, Tennessee

Opinion on the Financial Statements

We have audited the accompanying consolidated and combined statements of financial position of frontdoor, inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated and combined statements of operations and comprehensive income, statements of changes in total equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 3 to the financial statements, the Company has changed its method of accounting for revenue from contracts with customers as of January 1, 2018 due to the adoption of the new revenue standard. The Company adopted the new revenue standard using the modified retrospective approach.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Emphasis of a Matter

As discussed in Note 1 to the consolidated and combined financial statements, prior to October 1, 2018 the accompanying combined financial statements were derived from the consolidated financial statements and accounting records of ServiceMaster Global Holdings, Inc. ("SvM"). The accompanying combined financial statements include expense allocations for certain corporate functions historically provided by SvM. These allocations may not be reflective of the actual expenses which would have been incurred had the Company operated as a separate entity apart from SvM during the periods prior to October 1, 2018.

/s/ Deloitte & Touche LLP

Memphis, Tennessee
February 28, 2019

We have served as the Company's auditor since 2017.

Consolidated and Combined Statements of Operations and Comprehensive Income

(In millions, except per share data)

	Year Ended
	December 31,
	2018	2017	2016
Revenue	$1,258	$1,157	$1,020
Cost of services rendered	686	589	526
Gross Profit	572	567	494
Selling and administrative expenses	338	312	286
Depreciation expense	12	9	8
Amortization expense	8	8	6
Restructuring charges	3	7	3
Spin-off charges	24	13	—
Affiliate royalty expense	1	2	2
Interest expense	23	1	—
Interest income from affiliate	(2)	(3)	(2)
Interest and net investment income	(2)	(2)	(5)
Other	—	—	1
Income before Income Taxes	166	220	196
Provision for income taxes	42	60	71
Net Income	$125	$160	$124
Other Comprehensive Income (Loss), Net of Income Taxes:
Net unrealized loss on securities	—	—	(2)
Net unrealized loss on derivative instruments	(9)	—	—
Total Other Comprehensive Loss, Net of Income Taxes:	(9)	—	(2)
Total Comprehensive Income	$116	$160	$123
Earnings per Share:
Basic	$1.47	$1.90	$1.47
Diluted	$1.47	$1.90	$1.47
Weighted-average Common Shares Outstanding:
Basic	84.5	84.5	84.5
Diluted	84.7	84.5	84.5

See accompanying Notes to the Consolidated and Combined Financial Statements.

Consolidated and Combined Statements of Financial Position

(In millions, except share data)

	As of
	December 31,
	2018	2017
Assets:
Current Assets:
Cash and cash equivalents	$296	$282
Marketable securities	9	25
Receivables, less allowance of $2 and $1, respectively	12	406
Prepaid expenses and other assets	13	10
Deferred customer acquisition costs	—	18
Total Current Assets	330	741
Other Assets:
Property and equipment, net	47	31
Goodwill	476	476
Intangible assets, net	158	165
Long-term marketable securities	—	2
Deferred customer acquisition costs	21	—
Other assets	10	1
Total Assets	$1,041	1,416
Liabilities and Equity:
Current Liabilities:
Accounts payable	$41	33
Accrued liabilities:
Payroll and related expenses	10	15
Home service plan claims	67	57
Interest payable	9	—
Other	26	19
Deferred revenue	185	573
Current portion of long-term debt	7	9
Total Current Liabilities	345	705
Long-Term Debt	977	—
Other Long-Term Liabilities:
Deferred taxes	39	38
Other long-term obligations	24	11
Total Other Long-Term Liabilities	63	49
Commitments and Contingencies (Note 9)
Equity:
Net Parent Investment	—	661
Common stock, $.01 par value; 2,000,000,000 shares authorized; 84,545,152 shares issued and outstanding at December 31, 2018	1	—
Additional paid-in capital	1	—
Accumulated deficit	(336)	—
Accumulated other comprehensive loss	(9)	—
Total (Deficit) Equity	(344)	661
Total Liabilities and Equity	$1,041	1,416

See accompanying Notes to the Consolidated and Combined Financial Statements.

Consolidated and Combined Statements of Changes in Equity

(In millions)

						Accumulated
						Other
			Additional			Comprehensive
		Common	Paid-in	Accumulated	Net Parent	Income
	Shares	Stock	Capital	Deficit	Investment	(Loss)	Equity
Balance December 31, 2015	—	$—	$—	$—	$516	$2	$518
Net income	—	—	—	—	124	—	124
Stock-based employee compensation	—	—	—	—	4	—	4
Net transfers to Parent	—	—	—	—	(84)	—	(84)
Other comprehensive loss, net of tax	—	—	—	—	—	(2)	(2)
Balance December 31, 2016	—	$—	$—	$—	$560	$—	$560
Net income	—	—	—	—	160	—	160
Stock-based employee compensation	—	—	—	—	4	—	4
Net transfers to Parent	—	—	—	—	(63)	—	(63)
Balance December 31, 2017	—	$—	$—	$—	$661	$—	$661
Net income	—	—	—	17	108	—	125
Stock-based employee compensation	—	—	1	—	3	—	4
Adoption of ASC 606	—	—	—	—	2	—	2
Net transfers to Parent	—	—	—	—	(127)	—	(127)
Non-cash distribution to Parent	—	—	—	—	(1,000)	—	(1,000)
Reclassification of Net Parent Investment	—	—	—	(352)	352	—	—
Issuance of common stock at Spin-off	85	1	—	(1)	—	—	—
Other comprehensive loss, net of tax	—	—	—	—	—	(9)	(9)
Balance December 31, 2018	85	$1	$1	$(336)	$—	$(9)	$(344)

See accompanying Notes to the Consolidated and Combined Financial Statements

Consolidated and Combined Statements of Cash Flows

(In millions)

	Year Ended
	December 31,
	2018	2017	2016
Cash and Cash Equivalents at Beginning of Period	$282	$168	$156
Cash Flows from Operating Activities:
Net Income	125	160	124
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation expense	12	9	8
Amortization expense	8	8	6
Deferred income tax provision	7	(19)	1
Stock-based compensation expense	4	4	4
Gain on sale of marketable securities	—	—	(3)
Restructuring charges	3	7	3
Payments for restructuring charges	(5)	(5)	(3)
Spin-off charges	24	13	—
Payments for spin-off charges	(23)	(13)	—
Other	1	—	2
Change in working capital, net of acquisitions:
Receivables	4	(33)	(40)
Other current assets	(1)	5	6
Accounts payable	8	5	—
Deferred revenue	1	44	43
Accrued liabilities	7	9	3
Accrued interest payable	9	—	—
Current income taxes	4	—	—
Net Cash Provided from Operating Activities	189	194	155
Cash Flows from Investing Activities
Purchases of property and equipment	(27)	(15)	(11)
Other business acquisitions, net of cash acquired	—	—	(87)
Purchases of available-for-sale securities	(15)	(44)	(6)
Sales and maturities of available-for-sale securities	32	48	49
Net Cash Used for Investing Activities	(10)	(11)	(55)
Cash Flows from Financing Activities
Payments of debt and capital lease obligations	(10)	(5)	(1)
Net transfers to Parent	(137)	(63)	(87)
Discount paid on issuance of debt	(2)	—	—
Debt issuance costs paid	(16)	—	—
Net Cash Used for Financing Activities	(165)	(68)	(88)
Cash Increase During the Period	14	114	12
Cash and Cash Equivalents at End of Period	$296	$282	$168

See accompanying Notes to the Consolidated and Combined Financial Statements.

frontdoor, inc

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

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

On July 26, 2017, ServiceMaster announced its intention to spin off the ownership and operations of its businesses operated under the American Home Shield, HSA, OneGuard and Landmark brand names (the “Separated Business”) into a stand-alone publicly traded company (the “Spin-off”). Frontdoor was formed as a wholly-owned subsidiary of ServiceMaster on January 2, 2018 for the purpose of holding the Separated Business in connection with the Spin-off. During 2018, ServiceMaster contributed the Separated Business to Frontdoor. On October 1, 2018, the Spin-off was completed by a pro rata distribution to ServiceMaster’s stockholders of approximately 80.2% of our common stock. Each holder of ServiceMaster common stock received one share of our common stock for every two shares of ServiceMaster common stock held at the close of business on September 14, 2018, the record date of the distribution. The Spin-off was completed pursuant to a separation and distribution agreement and other agreements with ServiceMaster related to the Spin-off, including a transition services agreement, a tax matters agreement, an employee matters agreement and a stockholders and registration rights agreement. See Note 10 to the accompanying consolidated and combined financial statements for information related to these agreements.

Prior to the Spin-off, we did not operate as a separate company, and stand-alone financial statements were not historically prepared. The accompanying consolidated and combined financial statements reflect the combined operations of the separated business for periods prior to the completion of the Spin-off and reflect our consolidated operations for the period after the completion of the Spin-off.  These consolidated and combined financial statements reflect our financial position, results of operations and cash flows in conformity with U.S. GAAP. Our financial position, results of operations and cash flows may not be indicative of our condition had we been a separate stand-alone entity during the periods presented, nor are the results stated herein necessarily indicative of our financial position, results of operations and cash flows had we operated as a separate, independent company during the periods presented.

The accompanying consolidated and combined financial statements include all revenues, costs, assets and liabilities directly attributable to us. ServiceMaster’s debt and corresponding interest expense have not been allocated to us for periods prior to the Spin-off since we were not the obligor of the debt. The accompanying consolidated and combined statements of operations and comprehensive income include allocations of certain costs from ServiceMaster incurred on our behalf. Such corporate-level costs were allocated to us using methods based on proportionate formulas such as revenue, headcount and others. Such corporate costs include costs pertaining to: accounting and finance, legal, human resources, information technology, insurance, marketing, tax services, procurement services and other costs. We consider the expense allocation methodology and results to be reasonable for all periods presented. However, these allocations may not be indicative of the actual level of expense that we would have incurred if we had operated as a separate stand-alone, publicly traded company during the periods presented nor are these costs necessarily indicative of costs we may incur in the future. See Note 10 to the accompanying consolidated and combined financial statements for information regarding allocations from ServiceMaster.

Prior to the Spin-off, current and deferred income taxes and related tax expense have been determined based on our stand-alone results by applying ASC 740 as if we were a separate taxpayer, following the separate return methodology. Our portion of current income taxes payable was deemed to have been remitted to ServiceMaster in the period the related tax expense was recorded. Our portion of current income taxes receivable was deemed to have been remitted to us by ServiceMaster in the period to which the receivable applies only to the extent that we could have recognized a refund of such taxes on a stand-alone basis under the law of the relevant taxing jurisdiction. See Note 5 to the accompanying consolidated and combined financial statements for additional information.

Note 2. Significant Accounting Policies

Basis of Consolidation and Combination

Our financial statements include amounts and disclosures related to the stand-alone financial statements and accounting records of Frontdoor after the Spin-off (“consolidated”) in combination with amounts and disclosures that have been derived for our business from the consolidated financial statements and accounting records of ServiceMaster for the periods prior to the completion of the Spin-off (“combined”).  Any references to our financial statements, financial data and operating data refer to our accompanying consolidated and combined financial statements unless otherwise noted. All intercompany transactions have been eliminated.

Use of Estimates

The preparation of the combined financial statements requires management to make certain estimates and assumptions required under U.S. GAAP that may differ from actual results. The more significant areas requiring the use of management estimates relate to revenue recognition; the allowance for uncollectible receivables; accruals for home service plans; accruals for income tax liabilities as well as deferred tax accounts; the deferral and amortization of customer acquisition costs; stock-based compensation; useful lives for depreciation and amortization expense; the valuation of marketable securities; and the valuation of tangible and intangible assets.

Revenue

Home service plan contracts are typically one year in duration. Home service plan claims costs are expensed as incurred. We recognize revenue over the life of these contracts in proportion to the expected direct costs. Those costs bear a direct relationship to the fulfillment of our obligations under the contracts and are representative of the relative value provided to the customer (measurement of progress towards completion method). We regularly review our estimates of claims costs and adjust the estimates when appropriate.

Revenues are presented net of sales taxes collected and remitted to government taxing authorities on the consolidated and combined statements of operations and comprehensive income.

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

Allowance for Uncollectible Receivables

The allowance for uncollectible receivables is developed based on several factors, including overall customer credit quality, historical write-off experience and specific account analyses that project the ultimate collectability of the outstanding balances. As such, these factors may change over time causing the reserve level to vary.

Deferred Customer Acquisition Costs

Customer acquisition costs, which are incremental and direct costs of obtaining a customer, are deferred and amortized over the expected customer relationship period in proportion to revenue recognized. These costs include sales commissions and direct selling costs which can be shown to have resulted in a successful sale. Deferred customer acquisition costs were $21 million and $18 million as of December 31, 2018 and 2017, respectively.

Advertising

Advertising costs are expensed when the advertising occurs. Advertising expense is included in Selling and administrative expenses on the combined statements of comprehensive income. Advertising expense for the years ended December 31, 2018, 2017 and 2016 was $61 million, $51 million and $44 million respectively.

Property and Equipment, Intangible Assets and Goodwill

Property and equipment consist of the following:

	As of		Estimated
	December 31,		Useful Lives
(In millions)	2018	2017	(Years)
Buildings and improvements	$20	$19	10 - 40
Technology and communications	78	51	3 - 7
Office equipment, furniture and fixtures, and vehicles	8	6	5 - 7
	107	77
Less accumulated depreciation	(59)	(46)
Net property and equipment	$47	$31

Depreciation of property and equipment, including depreciation of assets held under capital leases was $12 million, $9 million and $8 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Fixed assets and intangible assets with finite lives are depreciated and amortized on a straight-line basis over their estimated useful lives. These lives are based on our previous experience for similar assets, potential market obsolescence and other industry and business data. As required by accounting standards for the impairment or disposal of long-lived assets, our fixed assets and finite-lived intangible assets are tested for recoverability whenever events or changes in circumstances indicate their carrying amounts may not be recoverable. If the carrying value is no longer recoverable based upon the undiscounted future cash flows of the asset, an impairment loss would be recognized equal to the difference between the carrying amount and the fair value of the asset. Changes in the estimated useful lives or in the asset values could cause us to adjust its book value or future expense accordingly.

As required under accounting standards for goodwill and other intangibles, goodwill is not subject to amortization, and intangible assets with indefinite useful lives are not amortized until their useful lives are determined to no longer be indefinite. Goodwill and intangible assets that are not subject to amortization are subject to assessment for impairment by applying a fair-value based test on an annual basis or more frequently if circumstances indicate a potential impairment. Goodwill and indefinite-lived intangible assets, primarily our trade names, are assessed annually for impairment during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances. Our 2018, 2017, and 2016 annual impairment analyses, which were performed as of October 1 of each year, did not result in any goodwill or trade name impairments.

Restricted Net Assets

There are third-party restrictions on the ability of certain of our subsidiaries to transfer funds to us. These restrictions are related to our regulatory requirements. The payments of ordinary and extraordinary dividends by our subsidiaries are subject to significant regulatory restrictions under the laws and regulations of the states in which they operate. Among other things, such laws and regulations require certain such subsidiaries to maintain minimum capital and net worth requirements and may limit the amount of ordinary and extraordinary dividends and other payments that these subsidiaries can make to us. As of December 31, 2018, the total net assets subject to these third-party restrictions was $187 million.

Financial Instruments and Credit Risk

We hedge the interest payments on a portion of our variable rate debt through the use of interest rate swap agreements. We have classified our interest rate swap contract as a cash flow hedge, and, as such, the hedging instruments are recorded on the consolidated and combined statements of financial position as either an asset or liability at fair value, with the effective portion of changes in the fair value attributable to the hedged risks recorded in AOCI. The effect of derivative financial instrument transactions could have a material impact on our financial statements. We do not hold or issue derivative financial instruments for trading or speculative purposes.

Financial instruments, which potentially subject us to financial and credit risk, consist principally of investments and receivables. Investments consist primarily of publicly traded debt and certificates of deposit. We periodically review our portfolio of investments to determine whether there has been an other than temporary decline in the value of the investments from factors such as deterioration in the financial condition of the issuer or the market(s) in which the issuer competes. The majority of our receivables have little concentration of credit risk due to the large number of customers with relatively small balances and their dispersion across geographical areas. We maintain an allowance for losses based upon the expected collectability of receivables. See Note 18 to the accompanying consolidated and combined financial statements for information relating to the fair value of financial instruments.

Stock-Based Compensation

Stock-based compensation expense for stock options is estimated at the grant date based on an award’s fair value as calculated by the Black-Scholes option-pricing model and is recognized as expense over the requisite service period. The Black-Scholes model requires various highly judgmental assumptions including expected volatility and option life. If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense for future grants may differ materially from that recorded in the current period related to options granted to date. In addition, we estimate the expected forfeiture rate and only recognizes expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience. To the extent the actual forfeiture rate is different from the estimate, stock-based compensation expense is adjusted accordingly. See Note 11 to the accompanying consolidated and combined financial statements for more details.

Income Taxes

Frontdoor and its subsidiaries file consolidated U.S. federal income tax returns. State and local returns are filed both on a separate company basis and on a combined unitary basis with Frontdoor. Current and deferred income taxes are provided for on a separate company basis. We account for income taxes using an asset and liability approach for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. Deferred income taxes are provided to reflect the differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. Valuation allowances are established when necessary to reduce deferred income tax assets to the amounts expected to be realized. We record a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in its tax return. We recognize potential interest and penalties related to its uncertain tax positions in income tax expense.

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period, increased to include the number of shares of common stock that would have been outstanding had potential dilutive shares of common stock been issued. The dilutive effect of stock options and RSUs are reflected in diluted earnings per share by applying the treasury stock method.

For periods prior to the Spin-off, earnings per share was calculated based on the 84,515,619 shares of Frontdoor stock that were outstanding at the date of distribution. There were no Frontdoor equity awards outstanding prior to the Spin-off.

Segment Reporting

A public company is required to report annual and interim financial and descriptive information about its reportable operating segments. We operate our business under four brands, who each engage in the similar activity of providing home service plans to our customers. Our chief operating decision maker, who is our Chief Executive Officer, regularly evaluates financial information on a consolidated basis in deciding how to allocate resources and in assessing performance. As such, we operate as one operating segment, which is comprised of our four brands, and we have one reportable segment.

Newly Issued Accounting Standards

In May 2014, the FASB issued ASU 2014-09 to provide a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. Frontdoor adopted ASC 606, effective as of January 1, 2018, using the modified retrospective method to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with ASC 605. We implemented internal controls and system functionality where necessary to enable the preparation of financial information on adoption. See Note 2 to the accompanying consolidated and combined financial statements for more details.

In January 2016, the FASB issued ASU 2016-01 to change how entities measure certain equity investments, to require the disclosure of changes in the fair value of financial liabilities measured under the fair value option that are attributable to a company's own credit, and to change certain other disclosure requirements. The changes in ASU 2016-01 specifically require that the changes in fair value of all investments in equity securities be recognized in net income. In March 2018, the FASB issued ASU 2018-03, which amends ASU 2016-01 and provides further clarification regarding this standard. We adopted ASU 2018-03 effective as of January 1, 2018. There was an immaterial impact to the accompanying condensed combined financial statements as a result of our adoption of this standard.

In February 2016, the FASB issued ASU 2016-02, which is the final standard on accounting for leases. In July 2018, the FASB issued ASU 2018-10 and ASU 2018-11, which amend ASU 2016-02 to provide companies an alternative transition method whereby it may elect to recognize and measure leases by applying the cumulative impact of adopting ASU 2016-02 to the opening retained earnings balance in the period of adoption, thereby removing the requirement that the financial statements of prior periods be restated. We plan to utilize this alternative transition method. While both lessees and lessors are affected by the new guidance, the effects on lessees are much more significant. The most significant change for lessees is the requirement under the new guidance to recognize right-of-use assets and lease liabilities for all leases not considered short-term leases. The lease liability represents the lessee’s obligation to make lease payments arising from a lease and will be measured as the present value of the lease payments. The right-of-use asset represents the lessee’s right to use a specified asset for the lease term, and will be measured at the lease liability amount, adjusted for lease prepayment, lease incentives received and the lessee’s initial direct costs. The guidance is effective for our fiscal year beginning January 1, 2019.

We will elect the package of practical expedients permitted under the transition guidance, which allows us to carryforward our historical lease classification, our assessment on whether a contract is or contains a lease, and our initial direct costs for any leases that exist prior to adoption of the new standard. Based on our lease portfolio, which consists of real estate leases, we currently anticipate recognizing a right-of-use asset and a lease liability of approximately $24 million. Other than disclosed, we do not expect the new standard to have an impact on our consolidated and combined financial statements or our debt covenants. We are currently evaluating the impact of this standard on our internal controls.

In May 2017, the FASB issued ASU 2017-09, which clarifies the scope of modification accounting for share-based payment arrangements. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions and classification of the awards are the same immediately before and after the modification. We adopted ASU 2017-09 effective as of January 1, 2018 with no impact to the consolidated and combined financial statements as a result of our adoption of this standard and will apply the guidance prospectively to awards modified on or after the adoption date.

In August 2017, the FASB issued ASU 2017-12, which simplifies certain aspects of hedge accounting and improves disclosures of hedging arrangements through the elimination of the requirement to separately measure and report hedge ineffectiveness. The ASU generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item in order to align financial reporting of hedge relationships with economic results. Entities must apply the amendments to cash flow and net investment hedge relationships that exist on the date of adoption using a modified retrospective approach. The presentation and disclosure requirements must be applied prospectively. We elected to early adopt ASU 2017-12 in the fourth quarter of 2018, and there was no impact to the accompanying consolidated and combined financial statements as a result of our adoption of this standard.

In February 2018, the FASB issued ASU 2018-02, allowing a reclassification from AOCI to retained earnings for stranded tax effects resulting from the corporate income tax rate change adopted as part of U.S. Tax Reform. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. As allowed by ASU 2018-02, we elected to early adopt the amendments of ASU 2018-02 in the first quarter of 2018, and there was an immaterial impact to the accompanying consolidated and combined financial statements as a result of our adoption of this standard.

In October 2018, the FASB issued ASU 2018-16, which expands the list of U.S. benchmark interest rates permitted in the application of hedge accounting to include the Overnight Index Swap (“OIS”) rate based on the Secured Overnight Financing Rate (“SOFR”). SOFR is a new index calculated by reference to short-term repurchase agreements backed by Treasury securities. It was selected as a preferred replacement for U.S. dollar LIBOR, which will be phased out by the end of 2021. As required by ASU 2018-16, we early adopted this standard in the fourth quarter of 2018 concurrently with ASU 2017-12, and there was no impact to the accompanying consolidated and combined financial statements as a result of our adoption of this standard.

Note 3. Revenue

We recognize revenue at the agreed upon contractual amount over time using the input method in proportion to the costs expected to be incurred in performing services under the contracts. Those costs bear a direct relationship to the fulfillment of our obligations under the contracts and are representative of the relative value provided to the customer. As the costs to fulfill the obligations of the home service plans are incurred on an other than straight-line basis, we utilize historical evidence to estimate the expected claims expense and related timing of such costs. This adjustment to the straight-line revenue creates a contract asset or contract liability. We regularly review our estimates of claims costs and adjust the estimates when appropriate. Our contracts include only one performance obligation and are typically one year in duration. We derive all of our revenue from customers in the United States.

We disaggregate revenue from contracts with customers into major customer acquisition channels. We determined that disaggregating revenue into these categories achieves the disclosure objective to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Revenue by major customer acquisition channel is as follows:

___

	Year Ended
	December 31,
(In millions)	2018	2017	2016
Renewals	$835	$759	$671
Real estate(1)	262	249	207
Direct-to-consumer(1)	156	144	142
Other	6	5	—
Total	$1,258	$1,157	$1,020

_____________________________

(1)	First year revenue only.

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

Costs to obtain a contract with a customer

We capitalize the incremental costs of obtaining a contract with a customer, primarily commissions, and recognize the expense on a straight-line basis, as adjusted to match the timing of revenue recognition, over the expected customer relationship period. As of December 31, 2018 and January 1, 2018, the effective date of our adoption of ASC 606, deferred customer acquisition costs were $21 million. For the year ended December 31, 2018, amortization of these deferred acquisition costs was $22 million. There was no impairment loss in relation to these capitalized costs.

Contract balances

Timing of revenue recognition may differ from the timing of invoicing to customers. Contracts with customers, including contracts resulting from customer renewals, are generally for a period of one year. We record a receivable related to revenue recognized on services once we have an unconditional right to invoice and receive payment in the future related to the services provided. All accounts receivables are recorded within Receivables, less allowances, in the accompanying consolidated and combined statements of financial position.

When revenue is recognized on monthly-pay customers before being billed, a contract asset is created. Deferred revenue represents a contract liability and is recognized when cash payments are received in advance of the performance of services, including when the amounts are refundable. Amounts are recognized as revenue in proportion to the costs expected to be incurred in performing services under our contracts. Deferred revenue was $185 million and $573 million as of December 31, 2018 and December 31, 2017, respectively.

Changes in deferred revenue for the year ended December 31, 2018, were as follows:

(In millions)	Deferred revenue
Balance as of January 1, 2018	$183
Deferral of revenue	408
Recognition of deferred revenue	(406)
Balance as of December 31, 2018	$185

There was approximately $179 million of revenue recognized in the year ended December 31, 2018 that was included in the deferred revenue balance as of January 1, 2018.

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

Certain non-commission related incremental costs to obtain a contract with a customer are expensed as incurred because the amortization period would have been one year or less. These costs are included in Selling and administrative expenses in the accompanying consolidated and combined statements of operations and comprehensive income.

We utilize the portfolio approach to recognize revenue in situations where a portfolio of contracts have similar characteristics. The revenue recognized under the portfolio approach is not materially different than if every individual contract in the portfolio was accounted for separately.

Impact of ASC 606 on the Consolidated and Combined Financial Statements

We recorded a net increase to opening net parent investment of $2 million, net of tax, as of January 1, 2018, due to the cumulative impact of adopting ASC 606. Under ASC 606, commission costs incremental to a successful sale are deferred and recognized in the consolidated and combined statements of operations and comprehensive income over the expected customer relationship period. Previously, commissions and other sales-related costs were deferred and recognized over the initial contract period.

Changes to the accompanying consolidated and combined statements of financial position due to the adoption of ASC 606 include: (i) the reclassification of receivables to contract assets which are presented net of contract liabilities within deferred revenue and (ii) the reclassification of deferred customer acquisition costs to long-term assets as costs are recognized over the expected customer relationship period, which is in excess of one year. Prior to the adoption of ASC 606, when a customer elected to pay for their home service plan on a monthly basis, receivables and deferred revenue were recorded based on the total amount due from the customer. Receivables were reduced as amounts were paid, and deferred revenue was amortized over the life of the contract. Following the adoption of ASC 606, only the portion of the contract that is due in the current month will be recorded within receivables.

The following tables compare affected lines of the accompanying consolidated and combined financial statements as prepared under the provisions of ASC 606 to a presentation of these consolidated and combined financial statements under the prior revenue recognition guidance:

	As of December 31, 2018
Consolidated and Combined Statement of Financial Position	As reported	Under Prior Revenue Recognition Guidance
Current Assets:
Receivables	$12	$454
Deferred customer acquisition costs	—	18
Other Assets:
Deferred customer acquisition costs	21	—
Total Assets	$1,041	$1,482
Current Liabilities:
Deferred revenue	$185	627
Other Long-Term Liabilities:
Deferred taxes	39	39
Total Liabilities	1,385	1,828
Total Deficit	(344)	(346)
Liabilities and Equity	$1,041	1,482

	Year Ended
	December 31, 2018
Consolidated and Combined Statement of Operations and Comprehensive Income	As reported	Under Prior Revenue Recognition Guidance
Selling and administrative expenses	$338	$338
Provision for income taxes	42	42
Net Income	$125	$125

The adoption of ASC 606 had no significant impact on our cash flows. The aforementioned impacts resulted in offsetting shifts within cash flows from operations.

Note 4. Goodwill and Intangible Assets

Goodwill and indefinite-lived intangible assets are not amortized and are subject to assessment for impairment by applying a fair-value based test on an annual basis or more frequently if circumstances indicate a potential impairment. An assessment for impairment is performed on October 1 of every year. There were no goodwill or trade name impairment charges recorded during the years ended December 31, 2018, 2017 and 2016. There were no accumulated impairment losses recorded as of December 31, 2018 and 2017.

The table below summarizes the changes in our goodwill balance for the years ended December 31, 2018 and 2017:

(In millions)	Total
Balance as of December 31, 2016	$471
Acquisitions	4
Balance as of December 31, 2017	476
Acquisitions	—
Balance as of December 31, 2018	$476

The table below summarizes the other intangible asset balances:

0
	As of December 31,
	2018			2017
		Accumulated			Accumulated
(In millions)	Gross	Amortization	Net	Gross	Amortization	Net
Trade names(1)	$140	$—	$140	$140	$—	$140
Customer relationships	173	(165)	7	172	(160)	12
Other	32	(22)	10	32	(19)	13
Total	$345	$(187)	$158	$344	$(179)	$165

___________________________________

(1)	Not subject to amortization.

Amortization expense of $8 million,  $8 million and $6 million was recorded in the years ended December 31, 2018, 2017 and 2016, respectively. For existing intangible assets, we expect amortization expense of $6 million, $5 million, $4 million, $1 million and $1 million in 2019, 2020, 2021, 2022, and 2023, respectively.

Note 5. Income Taxes

On December 22, 2017,  U.S. Tax Reform was signed into law. U.S. Tax Reform included numerous changes to existing tax law, including a reduction in the federal corporate income tax rate from 35 percent to 21 percent, effective January 1, 2018. Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations where a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of U.S. Tax Reform. December 22, 2018 marked the end of the measurement period for purposes of SAB 118. As such, we have completed our analysis based on legislative updates relating to U.S. Tax Reform currently available. We recorded an initial income tax benefit of $20 million at December 31, 2017 due to a net reduction in deferred tax liabilities resulting from the effect of remeasurement of certain deferred tax assets and liabilities based on enacted tax rates. Our accounting for U.S. Tax Reform was finalized during the fourth quarter of 2018, resulting in an immaterial adjustment to the initial income tax benefit recorded.

As previously discussed, although we were historically included in consolidated income tax returns of ServiceMaster, our income taxes prior to the Spin-off are computed and reported herein under the “separate return method.” Use of the separate return method may result in differences when the sum of the amounts allocated to stand-alone provisions are compared with amounts presented in financial statements. In that event, the related deferred tax assets and liabilities could be significantly different from those presented herein. Certain tax attributes, e.g. net operating loss carryforwards, which were reflected in ServiceMaster’s consolidated financial statements may or may not exist at the stand-alone Frontdoor level.

As of December 31, 2017, we had $4 million of tax benefits primarily reflected in federal and state tax returns that have not been recognized for financial reporting purposes (“unrecognized tax benefits”). Based on the terms of the Tax Matters Agreement between ServiceMaster and Frontdoor, the liability for these unrecognized tax benefits is not attributed to Frontdoor after the Spin-off.  As of December 31, 2017, we had $2 million of unrecognized tax benefits that would impact the effective tax rate if recognized.

The table below summarizes the changes in gross unrecognized tax benefits for the years ended December 31, 2018 and 2017:

(In millions)	Total
Balance as of December 31, 2016	$2
Increases in tax positions for current year	2
Balance as of December 31, 2017	4
Increases in tax positions for current year	2
Decrease due to Spin-off	(6)
Balance as of December 31, 2018	$—

We are subject to taxation in the United States and various states.  Pursuant to the terms of the Tax Matters Agreement, we are not subject to federal examination by the Internal Revenue Service or examination by state taxing authorities where a unitary or combined state income tax return is filed for the years prior to 2018.  We are not subject to state and local income tax examinations by tax authorities in jurisdictions where separate income tax returns are filed for the years prior to 2008.

All of our income before income taxes for the years ended December 31, 2018, 2017 and 2016 was generated in the United States.

The reconciliation of income tax computed at the U.S. federal statutory tax rate to our effective income tax rate is as follows:

	Year Ended
	December 31,
	2018	2017	2016
Tax at U.S. federal statutory rate	21.0%	35.0%	35.0%
State and local income taxes, net of U.S. federal benefit	2.5	1.5	2.1
Other permanent items	0.5	2.1	0.6
Excess tax benefits from stock-based compensation	(0.1)	(2.5)	(1.1)
Transaction costs	1.2	—	—
U.S. Tax Reform rate change(1)	—	(8.9)	—
Effective rate	25.1%	27.2%	36.6%

___________________________________

(1)

Deferred income taxes on our balance sheet at December 31, 2017 were remeasured for the change in the U.S. income tax rate through income tax expense (see discussion on U.S. Tax Reform). This one-time beneficial rate change adjustment for $20 million includes $1 million in state income tax expense.

Income tax expense is as follows:

	Year Ended
	December 31,
(In millions )	2018	2017	2016
Current:
U.S. federal	$29	$71	$63
State and local	6	7	7
	35	78	70
Deferred:
U.S. federal	7	(20)	1
State and local	—	1	—
	7	(19)	1
Provision for income taxes	$42	$60	$71

Deferred income tax expense results from timing differences in the recognition of income and expense for income tax and financial reporting purposes.  Deferred income tax balances reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes.  Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.  The valuation allowance for deferred tax assets as of December 31, 2018 and 2017 was $1 million and less than $1 million, respectively.  The net change in the total valuation allowance for the year ended December 31, 2018 was an increase of $1 million.

Significant components of our deferred tax balances are as follows:

	As of
	December 31,
(In millions)	2018	2017
Long-term deferred tax assets (liabilities):
Intangible assets(1)	$(34)	$(37)
Property and equipment	(6)	(2)
Prepaid expenses and deferred customer acquisition costs	(6)	(5)
Claims and related expenses	—	1
Accrued liabilities	2	2
Other long-term obligations	1	3
Tenant improvements	1	—
Deferred interest expense	4	—
Net operating loss and tax credit carryforwards(2)	—	1
Less valuation allowance	(1)	—
Net Long-term deferred tax liability	$(39)	$(38)

___________________________________

(1)

The deferred tax liability relates primarily to the difference in the tax versus book basis of intangible assets. We had $42 million and $40 million of deferred tax liability included in this net deferred tax liability as of December 31, 2018 and 2017, respectively, that will not actually be paid unless certain of our business units are sold.

(2)	Primarily represents state credit carryforwards. We have no remaining state credit carryforwards as of December 31, 2018.

Note 6. Acquisitions

Acquisitions have been accounted for using the acquisition method, and, accordingly, the results of operations of the acquired businesses have been included in the accompanying consolidated and combined financial statements since their dates of acquisition. The assets and liabilities of these businesses were recorded in the financial statements at their estimated fair values as of the acquisition dates.

No acquisitions occurred during the years ended December 31, 2018 or 2017.

On June 27, 2016, we acquired OneGuard for a total purchase price of $61 million. We recorded goodwill of $57 million and other intangibles, primarily customer relationships, of $15 million related to this acquisition.

On November 30, 2016, we acquired Landmark for a total purchase price of $39 million. We recorded goodwill of $37 million and other intangibles, primarily customer relationships, of $13 million related to this acquisition.

The weighted-average useful life for each class of definite-lived intangible asset recorded for both the OneGuard and Landmark acquisitions was five years.

Supplemental cash flow information regarding our acquisitions is as follows:

Year Ended
December 31,
(In millions)	2016
Assets acquired	$140
Liabilities assumed	(40)
Net assets acquired	$101
Net cash paid	$87
Seller financed debt	14
Purchase price	$101

Note 7. Restructuring Charges

We incurred restructuring charges of $3 million ($2 million, net of tax), $7 million ($4 million, net of tax) and $3 million ($2 million, net of tax) for the years ended December 31, 2018, 2017 and 2016, respectively.

In 2018, restructuring charges comprised $2 million of non-personnel charges primarily related to the relocation to our corporate headquarters and $1 million of severance costs, which primarily represent an allocation of severance costs related to actions taken to enhance capabilities and reduce costs in ServiceMaster’s corporate functions that provided company-wide administrative services to support operations.

In 2017, restructuring charges comprised $5 million of severance costs which primarily represent an allocation of severance costs and stock-based compensation expense as part of the severance agreement with ServiceMaster's former CEO and CFO, and allocations of $1 million of lease termination costs and $1 million of asset write-off and other costs related to the relocation to our corporate headquarters.

In 2016, restructuring charges comprised $1 million of severance and other costs related to an initiative to enhance capabilities and reduce costs in ServiceMaster’s headquarters functions that provide administrative services for our operations, $1 million of lease termination and other costs related to the decision to consolidate the stand-alone operations of HSA, acquired in February 2014, with those of the American Home Shield business and $1 million of charges related to the disposal of certain HSA property and equipment.

The pre-tax charges discussed above are reported in “Restructuring charges” in the accompanying consolidated and combined statements of operations and comprehensive income.

A reconciliation of the beginning and ending balances of accrued restructuring charges, which are included in "Accrued liabilities—other" on the accompanying consolidated and combined statements of financial position, is presented as follows:

(In millions)	Accrued Restructuring Charges
Balance as of December 31, 2016	$—
Costs incurred	7
Costs paid or otherwise settled	(5)
Balance as of December 31, 2017	$2
Costs incurred	3
Costs paid or otherwise settled	(5)
Balance as of December 31, 2018	$—

 Note 8. Spin-off Charges

We incurred Spin-off charges of $24 million  ($19 million, net of tax) and $13 million  ($9 million, net of tax) the years ended December 31, 2018 and 2017, respectively.

These charges include nonrecurring costs incurred to evaluate, plan and execute the Spin-off. In 2018, Spin-off charges primarily comprised $19 million of third-party consulting fees and $5 million of other incremental costs directly related to the Spin-off process. In 2017, Spin-off charges primarily comprised $12 million of third-party consulting fees and $1 million of other incremental costs directly related to the Spin-off process.

The pre-tax charges discussed above are reported in “Spin-off charges” in the accompanying consolidated and combined statements of operations and comprehensive income.

A reconciliation of the beginning and ending balances of accrued Spin-off charges, which are included in "Accrued liabilities—other" on the accompanying consolidated and combined statements of financial position, is presented as follows:

(In millions)	Accrued Spin-off Charges
Balance as of December 31, 2016	$—
Costs incurred	13
Costs paid or otherwise settled(1)	(12)
Balance as of December 31, 2017	$1
Costs incurred(1)	22
Costs paid or otherwise settled	(23)
Balance as of December 31, 2018	$—

___________________________________

(1)

An additional $2 million of Spin-off charges were pre-paid in 2017 and subsequently expensed in 2018, which is included in Prepaid expenses and other assets on the accompanying consolidated and combined statements of financial position as of December 31, 2017.

During 2018, we incurred incremental capital expenditures required to effect the Spin-off of $15 million, principally reflecting costs to replicate information technology systems historically shared by ServiceMaster.

Note 9. Commitments and Contingencies

We lease certain property under various operating lease arrangements. Most of the property leases provide that we pay taxes, insurance and maintenance applicable to the leased premises. As leases for existing locations expire, we expect to renew the leases or substitute another location and lease. We currently sublease our headquarters from ServiceMaster. Amounts paid under this sublease during 2018 were less than $1 million.

Rental expense, including allocated corporate rent, for the years ended December 31, 2018, 2017 and 2016, was $4 million, $5 million and $4 million, respectively. Based on leases in place as of December 31, 2018, future long-term noncancelable operating lease payments will be approximately $4 million in 2019, $4 million in 2020, $4 million in 2021, $3 million in 2022, $3 million in 2023 and $12 million in 2024 and thereafter.

Accruals for home service plan claims are made based on claims experience and actuarial projections. Accruals are established based on estimates of the ultimate cost to settle claims. Home service plan claims take about three months to settle, on average, and substantially all claims are settled within six months of incurrence. The amount of time required to settle a claim can vary based on a number of factors, including whether a replacement is ultimately required. Our actuary performs an accrual analysis utilizing generally accepted actuarial methods that incorporate cumulative historical claims experience and information provided by us. We regularly review our estimates of claims costs and adjust the estimates when appropriate. We believe the use of actuarial methods to account for these liabilities provides a consistent and effective way to measure these highly judgmental accruals.

We have certain liabilities with respect to existing or potential claims, lawsuits and other proceedings. We accrue for these liabilities when it is probable that future costs will be incurred and such costs can be reasonably estimated. Any resulting adjustments, which could be material, are recorded in the period the adjustments are identified.

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

Note 10. Related Party Transactions

    ServiceMaster was a related party to Frontdoor prior to the Spin-off. The significant transactions and balances with ServiceMaster prior to the Spin-off and the agreements between Frontdoor and ServiceMaster as of and subsequent to the Spin-off are described below.

Separation from ServiceMaster

Prior to the Spin-off, we were managed and operated in the normal course of business by ServiceMaster along with other businesses. Accordingly, certain shared costs were allocated to us and are reflected as expenses in the accompanying consolidated and combined financial statements. Our management considers the expenses included and the allocation methodologies used to be reasonable and appropriate reflections of the historical ServiceMaster expenses attributable to us for purposes of the accompanying consolidated and combined financial statements; however, the expenses reflected in the accompanying consolidated and combined financial statements may not be indicative of the actual expenses that would have been incurred during the periods presented if we historically operated as a separate, stand-alone entity. In addition, the expenses reflected in the accompanying consolidated and combined financial statements may not be indicative of related expenses that we could incur in the future.

Corporate expenses

The accompanying consolidated and combined financial statements include transactions with ServiceMaster for services (such as executive functions, information systems, accounting and finance, human resources, legal and general corporate expenses) that were provided to us by the centralized ServiceMaster organization. Corporate-level items also include personnel-related expenses of corporate employees (such as salaries, insurance coverage, stock-based compensation costs, etc.). Throughout the period covered by the accompanying consolidated and combined financial statements, the costs of such functions, services and items have been directly charged or allocated to us using methods management believes are reasonable. The methods for allocating functions, services and items to us were based on proportional allocation bases which include revenue, headcount and others. All such costs have been deemed to have been incurred and settled in the period in which the costs were recorded. Directly charged corporate expenses are included in Selling and administrative expenses in the accompanying consolidated and combined statements of operations and comprehensive income in the amounts of $14 million, $13 million and $12 million for the years ended December 31, 2018, 2017 and 2016, respectively. Allocated corporate expenses are also included in Selling and administrative expenses in the accompanying consolidated and combined statements of operations and comprehensive income in the amounts of $35 million, $47 million and $45 million for the years ended December 31, 2018, 2017 and 2016, respectively.

ServiceMaster trade and service marks

We had a trademark license agreement with ServiceMaster in which we were charged a royalty fee for the use of ServiceMaster-owned trade and service marks. The royalty fee was 0.175 percent of our customer revenues for the period. The royalty fee is included within Affiliate royalty expense in the accompanying consolidated and combined statements of operations and comprehensive income in the amounts $1 million, $2 million and $2 million for the years ended December 31, 2018, 2017 and 2016, respectively. The trademark license agreement with ServiceMaster was terminated in connection with the Spin-off.

Health insurance coverage

ServiceMaster administers a self-insured health insurance program for its employees, including, through June 30, 2018, our employees. We paid premiums to ServiceMaster for this coverage, which were based on the number of our employees in the medical plan. These premiums are reflected in the accompanying consolidated and combined statements of operations and comprehensive income in the amounts of $6 million, $8 million and $6 million for the years ended December 31, 2018, 2017 and 2016, respectively. In addition to these costs, a portion of medical insurance costs for corporate employees have been allocated to us through the corporate expense allocation discussed under the heading “Corporate expenses” above.

Risk management

Prior to the Spin-off, ServiceMaster carried insurance policies on insurable risks related to our business at levels which it believed to be appropriate, including workers’ compensation, automobile and general liability risks. These insurance policies were purchased from third-party insurance carriers, which typically incorporated significant deductibles or self-insured retentions. We paid a premium to ServiceMaster in exchange for the coverage provided. Expenses related to coverage provided by ServiceMaster and changes in ultimate losses relating to self-insured programs are reflected in the accompanying consolidated and combined statements of operations and comprehensive income in the amounts of $2 million, $3 million and $4 million for the years ended December 31, 2018, 2017 and 2016, respectively.  Our coverage under these self-insured programs was terminated in connection with the Spin-off.

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

The total amount of expenses incurred by Frontdoor under the transition services agreement with ServiceMaster following the Spin-off was $1 million for the year ended December 31, 2018. At December 31, 2018, $1 million was due to ServiceMaster for services performed under the transition services agreement.

Note 11. Stock-Based Compensation

Stock-based compensation expense in prior years and until separation on October 1, 2018 was allocated to Frontdoor based on the awards and terms previously granted to our employees and included an allocation of ServiceMaster's corporate and shared functional employee expenses. Adopted at separation, the Omnibus Plan grants certain employees, consultants, or non-employee directors of Frontdoor different forms of awards, including stock options, RSUs and Deferred Share Equivalents. The equity and incentive plan has  a maximum shares reserve for the grant of 14,500,000, including awards converted at the Spin-off (described below). Our Compensation Committee determines the long-term incentive mix of our employees, including stock options and RSUs, and may authorize new grants annually. As of December 31, 2018, 13,837,877 shares remain available for future grants.

In accordance with the employee matters agreement between Frontdoor and ServiceMaster, certain or our executives and employees were entitled to receive equity compensation awards of Frontdoor in replacement of previously outstanding awards granted under various ServiceMaster stock incentive plans prior to the separation. In connection with the Spin-off, these awards were converted into new Frontdoor equity awards using a formula designed to preserve the intrinsic value of the awards immediately prior to the Spin-off. At the date of conversion, total intrinsic value of the converted options was $4 million. In addition, Frontdoor and ServiceMaster employees who held ServiceMaster restricted stock awards on the record rate had the option to elect to receive both Frontdoor and ServiceMaster restricted stock awards for the number of whole shares, rounded down, of Frontdoor common stock that they would have received as a shareholder of ServiceMaster at the date of separation. The terms and conditions of the Frontdoor awards were replicated and, as necessary, adjusted to ensure that the vesting schedule and economic value of the awards was unchanged by the conversion.

A  summary of the activity related to unvested Frontdoor restricted stock awards held by Frontdoor and ServiceMaster employees from the Spin-off date through December 31, 2018 follows:

	Frontdoor Awards Distributed in Spin-Off
	Frontdoor Employees	ServiceMaster Employees	Total
Unvested restricted stock awards at Spin-off date	143,697	106,317	250,014
Vested	(7,200)	(17,188)	(24,388)
Forfeited	(4,136)	—	(4,136)
Unvested restricted stock awards at December 31, 2018	132,361	89,129	221,490

Stock Options

We did not issue any stock options under the Omnibus Plan during the year other than the options converted at the Spin-off. A summary of option activity under the Omnibus Plan as of December 31, 2018 and changes during the year then ended is presented below:

					Weighted Avg.
				Aggregate	Remaining
		Weighted Avg.		Intrinsic	Contractual
	Stock	Exercise		Value	Term
	Options	Price		(in millions)	(in years)
Outstanding at December 31, 2017	—	$—	$
Converted on October 1, 2018	391,728	$30.04		4	8.31
Granted to employees	—	$—
Exercised	—	$—
Forfeited	(18,341)	$29.61
Expired	—	$—
Outstanding at December 31, 2018	373,387	$30.06		$1	8.04
Exercisable at December 31, 2018	98,323	$19.96		$1	6.15

RSUs

Following the Spin-off, we granted our executives, officers and employees 29,178 RSUs in 2018 with weighted-average grant date fair values of $29.13 per unit, which was equivalent to the then current fair value of our common stock at the grant date. All RSUs outstanding as of December 31, 2018 will vest in three equal annual installments, subject to an employee’s continued employment. Upon vesting, each RSU will be converted into one share of our common stock. The total fair value of RSUs vested during the year ended December 31, 2018 was less than $1 million.

A summary of RSU activity for our employees under the Omnibus Plan for Frontdoor employees as of December 31, 2018, and changes during the year then ended is presented below:

		Weighted Avg.
		Grant Date
	RSUs	Fair Value
Outstanding at December 31, 2017	—	$—
Converted on October 1, 2018	143,697	$41.50
Granted to employees	29,178	$29.13
Vested	(7,200)	$41.50
Forfeited	(4,136)	$41.50
Outstanding at December 31, 2018	161,539	$39.27

Stock-based compensation expense

We recognized stock-based compensation expense of $4 million ($3 million, net of tax) for each of the years ended December 31, 2018, 2017 and 2016.  These charges are recorded within Selling and administrative expenses in the accompanying consolidated and combined statements of operations and comprehensive income.

As of December 31, 2018, there was $6 million of total unrecognized compensation costs related to non-vested stock options and RSUs granted under the Omnibus Plan. These remaining costs are expected to be recognized over a weighted-average period of 2.36 years.

Note 12. Employee Benefit Plans

We currently maintain a defined contribution plan for the benefit of our employees, the American Home Shield 401k Plan. Prior to the Spin-off, our employees participated in ServiceMaster's Profit Sharing and Retirement Plan (“PSRP”). Following the Spin-off, the rights and obligations of these plans were transferred from ServiceMaster pursuant to the employee matters agreement.

Discretionary contributions made on behalf of our employees, including those made to the ServiceMaster PSRP, were $3 million, $2 million and $2 million for the years ended December 31, 2018, 2017 and 2016, respectively.  In addition to these costs, a portion of ServiceMaster's discretionary contributions to the ServiceMaster PSRP for corporate employees were allocated to us through the allocation of corporate expenses. These charges are recorded within Selling and administrative expenses in the accompanying consolidated and combined statements of operations and comprehensive income.

Note 13. Long-Term Debt

Long-term debt is summarized in the following table:

	As of
	December 31,
(In millions)	2018	2017
Term Loan Facility maturing in 2025(1)	$639	$—
Revolving Credit Facility maturing in 2023	—	—
2026 Notes(2)	344	—
Other	1	9
Less current portion	(7)	(9)
Total long-term debt	$977	—

___________________________________

(1)	As of December 31, 2018, presented net of $8 million in unamortized debt issuance costs and $2 million in unamortized original issue discount paid.
(2)	As of December 31, 2018, presented net of $6 million in unamortized debt issuance costs.

On August 16, 2018, in connection with the Spin-off, we engaged in a series of financing transactions pursuant to which we incurred long-term debt consisting of the $650 million Term Loan Facility and $350 million of 2026 Notes. The proceeds of the debt were attributed directly to SVM and as such is reflected as a non-cash distribution in these financial statements.

Credit Facilities

On August 16, 2018, we entered into the Credit Agreement, providing for the $650 million Term Loan Facility maturing August 16, 2025 and the $250 million Revolving Credit Facility, which terminates on August 16, 2023. The interest rates applicable to the Term Loan Facility and the Revolving Credit Facility are based on a fluctuating rate of interest measured by reference to either, at our option, (i) an adjusted LIBOR plus a margin of 2.50% per annum or (ii) an alternate base rate plus a margin of 1.50% per annum.

The obligations under the Credit Agreement are guaranteed by certain subsidiaries (collectively, the “Guarantors”) and are secured by substantially all of the tangible and intangible assets of Frontdoor and the Guarantors, subject to certain customary exceptions.

The Revolving Credit Facility provides for senior secured revolving loans and stand-by and other letters of credit. The Revolving Credit Facility limits outstanding letters of credit to $25 million. As of December 31, 2018, there were no letters of credit outstanding, and there was $250 million of available borrowing capacity under the Revolving Credit Facility.

The Credit Agreement contains customary affirmative and negative covenants, including limitations on the incurrence of indebtedness, liens, ability to engage in certain fundamental transactions, make certain dispositions, make certain restricted payments and engage in transactions with affiliates. The Credit Agreement also contains a financial covenant requiring the maintenance of a Consolidated First Lien Leverage Ratio, as defined in the Credit Agreement, of not greater than 3.50 to 1.00 at the end of each fiscal quarter for which the amount of obligations outstanding under the Revolving Credit Facility (subject to certain exceptions, as set forth in the Credit Agreement) exceeds 30% of the aggregate amount of Revolving Commitments, as defined in the Credit Agreement. We believe this covenant is the only significant restrictive covenant in the Credit Agreement. As of December 31, 2018, we were in compliance with the financial covenants under the Credit Agreement that were in effect on such date.

On October 24, 2018, we entered into an interest rate swap agreement effective October 31, 2018 that expires on August 16, 2025. The notional amount of the agreement was $350 million. Under the terms of the agreement, we will pay a fixed rate of interest of 3.0865% on the $350 million notional amount, and we will receive a floating rate of interest (based on one-month LIBOR, subject to a floor of zero percent) on the notional amount. Therefore, during the term of the agreement, the effective interest rate on $350 million of the Term Loan Facility is fixed at a rate of 3.0865%, plus the incremental borrowing margin of 2.50%. See Note 17 to the accompanying consolidated and combined financial statements for additional information.

2026 Notes

On August 16, 2018, Frontdoor issued $350 million of 2026 Notes in a transaction that was exempt from registration under the Securities Act. The 2026 Notes will mature on August 15, 2026 and bear interest at a rate of 6.750 percent per annum. The 2026 Notes are jointly and severally guaranteed on a senior unsecured basis by the Guarantors.

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

If we experience a Change of Control Triggering Event, as defined in the Indenture, we must offer to purchase all of the 2026 Notes (unless otherwise redeemed) at a price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to, but not including, the purchase date.

The Indenture contains covenants that, among other things, limit the ability of Frontdoor and its restricted subsidiaries, as described in the Indenture, to: issue, assume, guarantee or incur additional indebtedness; pay dividends or make distributions or purchase or otherwise acquire or retire for value capital stock or subordinated obligations; issue certain preferred stock or similar equity securities; make loans and investments; create restrictions on the ability of Frontdoor’s restricted subsidiaries to make payments or distributions to Frontdoor; enter into certain transactions with affiliates; sell or otherwise dispose of assets, including capital stock of subsidiaries; incur liens; and, in the case of Frontdoor, merge, consolidate or convey, transfer or lease all of substantially all of the assets of Frontdoor and its restricted subsidiaries taken as a whole.  Most of these covenants will be suspended during any period in which the 2026 Notes have investment grade ratings from both Moody’s Investors Service, Inc. (or its successors) and Standard & Poor’s Ratings Services (or its successors). As of December 31, 2018, we were in compliance with the covenants under the Indenture that were in effect on such date.

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

Scheduled Long-term Debt Payments

As of December 31, 2018, future scheduled long‑term debt payments are $7 million for each of the years ended December 31, 2019,  2020,  2021,  2022 and 2023, respectively.

Note 14. Supplemental Cash Flow Information

Supplemental information relating to the accompanying consolidated and combined statements of cash flows is presented in the following table:

	As of
	December 31,

(In millions)	2018	2017	2016
Cash paid for or (received from):
Interest expense	$13	$—	$—
Income tax payments, net of refunds(1)	—	—	—
Interest and dividend income	(1)	—	(2)

___________________________________

(1)	Prior to the Spin-off, all income tax payments and refunds were paid and received by ServiceMaster on our behalf.

We acquired $1 million, less than $1 million and less than $1 million of property and equipment through capital leases and other non-cash financing transactions in the years ended December 31, 2018, 2017, and 2016, respectively, which have been excluded from the accompanying consolidated and combined statements of cash flows as non-cash investing and financing activities.

On August 16, 2018, in connection with the Spin-off, we incurred long-term debt consisting of the $650 million Term Loan Facility and $350 million of 2026 Notes as partial consideration for the contribution of the Separated Business to us. We did not receive any cash proceeds as a result of these transactions, and they are not reflected in the accompanying consolidated and combined statements of cash flows.

Note 15. Cash and Marketable Securities

Cash, money market funds and certificates of deposits with maturities of three months or less when purchased are included in Cash and cash equivalents in the accompanying consolidated and combined statements of financial position. As of December 31, 2018 and 2017, marketable securities primarily consisted of treasury bills with maturities of less than one year and are classified as available-for-sale securities. Long-term marketable securities at December 31, 2017 consisted primarily of common equity securities allocated to us from ServiceMaster’s DCP, which were not transferred to us as part of the Spin-off.  The amortized cost, fair value and gross unrealized gains and losses of our short- and long-term investments in Debt and Equity securities are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In millions)	Cost	Gains	Losses	Value
Available-for-sale securities, December 31, 2018
Debt securities	$9	$—	$—	$9
Equity securities	—	—	—	—
Total securities	$9	$—	$—	$9
Available-for-sale securities, December 31, 2017
Debt securities	$25	$—	$—	$25
Equity securities	2	—	—	2
Total securities	$27	$—	$—	$27

There were no unrealized losses which had been in a loss position for more than one year as of December 31, 2018 and 2017.

Gains and losses on sales of investments, as determined on a specific identification basis, are included in investment income in the period they are realized. We periodically review our portfolio of investments to determine whether there has been an other than temporary decline in the value of the investments from factors such as deterioration in the financial condition of the issuer or the market(s) in which the issuer competes. The table below summarizes proceeds, maturities, gross realized gains and gross realized losses resulting from sales of available-for-sale securities. There were no impairment charges due to other than temporary declines in the value of certain investments for the years ended December 31, 2018, 2017, and 2016.

	Year Ended
	December 31,
(In millions)	2018	2017	2016
Proceeds from sale of securities	$17	$12	$42
Maturities of securities	15	36	7
Gross realized gains, pre-tax	—	—	4
Gross realized gains, net of tax	—	—	2
Gross realized losses, pre-tax	—	—	—
Gross realized losses, net of tax	—	—	—

Note 16. Comprehensive Income (Loss)

Comprehensive income (loss), which primarily includes net income (loss), unrealized gain on marketable securities and unrealized gain (loss) on derivative instruments is disclosed in the accompanying consolidated and combined statements of operations and comprehensive income and consolidated and combined statements of equity.

The following tables summarize the activity in accumulated other comprehensive income (loss), net of the related tax effects.

Unrealized
Gains (Losses)
	Unrealized	on Available
	Loss	-for-Sale
(In millions)	on Derivatives	Securities	Total
Balance as of December 31, 2016	$—	$—	$—
Other comprehensive income (loss) before reclassifications:
Pre-tax amount	—	—	—
Tax provision (benefit)	—	—	—
After-tax amount	—	—	—
Amounts reclassified from accumulated other comprehensive income (loss)(1)	—	—	—
Net current period other comprehensive income (loss)	—	—	—
Balance as of December 31, 2017	$—	$—	$—
Other comprehensive income (loss) before reclassifications:
Pre-tax amount	(12)	—	(12)
Tax provision (benefit)	(3)	—	(3)
After-tax amount	(10)	—	(10)
Amounts reclassified from accumulated other comprehensive income (loss)(1)	—	—	—
Net current period other comprehensive loss	(9)	—	(9)
Balance as of December 31, 2018	$(9)	$—	$(9)

___________________________________

(1)	Amounts are net of tax. See reclassifications out of AOCI below for further details.

Reclassifications out of AOCI included the following components for the periods indicated.

	Amounts Reclassified from Accumulated
	Other Comprehensive Income (Loss)
	As of December 31,			Consolidated and Combined Statements of
(In millions)	2018	2017	2016	Operations and Comprehensive Income Location
Loss on interest rate swap contracts	$—	$—	$—	Interest expense
Impact of income taxes	—	—	—	Provision for income taxes
Total reclassifications related to derivatives	$—	$—	$—
Gains (losses) on available-for-sale securities	$—	$—	$3	Interest and net investment income
Impact of income taxes	—	—	(1)	Provision for income taxes
Total reclassifications related to securities	$—	$—	$2
Total reclassifications for the period	$—	$—	$2

Note 17. Derivative Financial Instruments

We currently use a derivative financial instrument to manage risks associated with changes in interest rates. We do not hold or issue derivative financial instruments for trading or speculative purposes. In designating derivative financial instruments as hedging instruments under accounting standards for derivative instruments, we formally document the relationship between the hedging instrument and the hedged item, as well as the risk management objective and strategy for the use of the hedging instrument. This documentation includes linking the derivatives to forecasted transactions. We assess at the time a derivative contract is entered into, and at least quarterly thereafter, whether the derivative item is effective in offsetting the projected cash flows of the associated forecasted transaction.

We hedge the interest payments on a portion of our variable rate debt through the use of an interest rate swap agreement. Our interest rate swap contract is classified as a cash flow hedge, and, as such, it is recorded on the accompanying consolidated and combined statements of financial position as either an asset or liability at fair value, with the effective portion of changes in the fair value attributable to the hedged risks recorded in AOCI. Any change in the fair value of the hedging instrument resulting from ineffectiveness, as defined by accounting standards, is recognized in current period earnings. Cash flows related to the interest rate swap contract are classified as operating activities in the accompanying consolidated and combined statements of cash flows.

The effective portion of the gain or loss on our interest rate swap contract is recorded in AOCI. These amounts are reclassified into earnings in the same period or periods during which the hedged forecasted debt interest settlement affects earnings. See Note 16 to the accompanying consolidated and combined financial statements for the effective portion of the gain or loss on derivative instruments recorded in AOCI and for the amounts reclassified out of AOCI and into earnings. As the underlying forecasted transactions occur during the next 12 months, the unrealized hedging loss in AOCI expected to be recognized in earnings is $1 million, net of tax, as of December 31, 2018. The amounts that are ultimately reclassified into earnings will be based on actual interest rates at the time the positions are settled and may differ materially from the amount noted above.

Note 18. Fair Value Measurements

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

The period-end carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The period-end carrying amounts of short- and long-term marketable securities also approximate fair value and primarily consists of available-for-sale debt securities. Unrealized gains and losses are reported net of tax as a component of AOCI in the accompanying consolidated and combined statements of financial position. Any unrealized losses where the decline in value is other than temporary are reported in Interest and net investment income in the accompanying consolidated and combined statements of operations and comprehensive income. There were no other than temporary declines in value for the periods ended December 31, 2018 and 2017. The carrying amount of total debt was $984 million and $9 million, and the estimated fair value was $958 million and $9 million as of December 31, 2018 and 2017, respectively.  The fair value of our debt is estimated based on available market prices for the same or similar instruments that are considered significant other observable inputs (Level 2) within the fair value hierarchy. The fair values presented reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value estimates presented in this report are based on information available to us as of December 31, 2018 and 2017.

We value our interest rate swap contract using forward interest rate curves obtained from third-party market data providers. The fair value of the contract is the sum of the expected future settlements between the contract counterparties, discounted to present value. The expected future settlements are determined by comparing the contract interest rate to the expected forward interest rate as of each settlement date and applying the difference between the two rates to the notional amount of debt in the interest rate swap contracts.

We did not change our valuation techniques for measuring the fair value of any financial assets and liabilities during the year. Transfers between levels, if any, are recognized at the end of the reporting period. There were no significant transfers between levels during each of the years ended December 31, 2018 and 2017.

The carrying amount and estimated fair value of our financial instruments that are recorded at fair value on a recurring basis for the periods presented are as follows:

			Estimated Fair Value Measurements
(In millions)	Statement of Financial Position Location	Carrying Value	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
As of December 31, 2018
Financial Assets:
Investments in marketable securities	Marketable securities	9	9	—	—
Total financial assets		$9	$9	$—	$—
Financial Liabilities:
Interest rate swap contract	Other accrued liabilities	2	—	2	—
	Other long-term obligations	10		10
Total financial liabilities		$12	$—	$12	$—
As of December 31, 2017
Financial Assets:
Deferred compensation trust assets	Long-term marketable securities	$1	$1	$—	$—
Investments in marketable securities	Marketable securities and Long-term marketable securities	26	25	1	—
Total financial assets		$27	$26	$1	$—

Note 19. Capital Stock

We are authorized to issue 2,000,000,000 shares of common stock. As of December 31, 2018, there were 84,545,152 shares of common stock issued and outstanding. We have no other classes of equity securities issued or outstanding.

Note 20. Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period, increased to include the number of shares of common stock that would have been outstanding had potential dilutive shares of common stock been issued. The dilutive effect of stock options and RSUs are reflected in diluted net income per share by applying the treasury stock method. There were no Frontdoor equity awards outstanding prior to the Spin-off.

Basic and diluted earnings per share are calculated as follows:

	Year Ended
	December 31,
(In millions, except per share data)	2018	2017	2016
Net Income	$125	$160	$124
Weighted-average common shares outstanding(1)	84.5	84.5	84.5
Effect of dilutive securities:
RSUs	0.1	—	—
Stock options(2)	—	—	—
Weighted-average common shares outstanding - assuming dilution	84.7	84.5	84.5
Basic earnings per share	$1.47	$1.90	$1.47
Diluted earnings per share	$1.47	$1.90	$1.47

___________________________________

(1)	For periods prior to the Spin-off, earnings per share was calculated based on the 84,515,619 shares of Frontdoor stock that were outstanding at the date of distribution.
(2)	Options to purchase 0.1 million shares for the years ended December 31, 2018 were not included in the diluted earnings per share calculation because their effect would have been anti-dilutive.

Quarterly Operating Results (Unaudited)

Quarterly operating results for the last two years are shown in the table below.

	2018
	First	Second	Third	Fourth
(in millions, except per share data)	Quarter	Quarter	Quarter	Quarter	Year
Operating Revenue	$247	$355	$377	$279	$1,258
Gross Profit	113	159	176	125	572
Income before Income Taxes(1)(2)	18	60	65	23	166
Net Income(1)(2)	13	45	49	17	125
Basic earnings per share:	0.16	0.53	0.58	0.20	1.47
Diluted earnings per share:	0.16	0.53	0.58	0.20	1.47

	2017
	First	Second	Third	Fourth
(in millions, except per share data)	Quarter	Quarter	Quarter	Quarter	Year
Operating Revenue	$227	$326	$346	$257	$1,157
Gross Profit	106	162	179	120	567
Income before Income Taxes(1)(2)	24	76	83	37	220
Net Income(1)(2)	15	48	53	44	160
Basic earnings per share:	0.18	0.57	0.63	0.52	1.90
Diluted earnings per share:	0.18	0.57	0.63	0.52	1.90

___________________________________

(1)

The results include restructuring charges primarily related to an allocation of severance costs related to actions taken to enhance capabilities and reduce costs in ServiceMaster’s corporate functions that provide company-wide administrative services to support operations and non-personnel charges primarily related to the relocation of our corporate headquarters. The table below summarizes the pre-tax and after-tax restructuring charges, by quarter, for 2018 and 2017.

	2018
	First	Second	Third	Fourth
(in millions)	Quarter	Quarter	Quarter	Quarter	Year
Pre-tax	$2	$—	$—	$—	$3
After-tax	$2	$—	$—	$—	$2

	2017
	First	Second	Third	Fourth
(in millions)	Quarter	Quarter	Quarter	Quarter	Year
Pre-tax	$1	$—	$4	$1	$7
After-tax	$—	$—	$3	$1	$4

(2)

The results include Spin-off charges, which include nonrecurring costs incurred to evaluate, plan and execute the Spin-off and are primarily related to third-party consulting and other incremental costs directly associated with the Spin-off process. The table below summarize the pre-tax and after-tax Spin-off charges, by quarter, for 2018 and 2017

	2018
	First	Second	Third	Fourth
(in millions)	Quarter	Quarter	Quarter	Quarter	Year
Pre-tax	$7	$8	$8	$1	$24
After-tax	$6	$6	$6	$1	$19

	2017
	First	Second	Third	Fourth
(in millions)	Quarter	Quarter	Quarter	Quarter	Year
Pre-tax	$—	$—	$6	$7	$13
After-tax	$—	$—	$5	$4	$9

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The design of any disclosure controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this Annual Report on Form 10-K, were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act, occurred during the fourth quarter of fiscal 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item for the Company will be set forth in Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item for the Company will be set forth in Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item for the Company will be set forth in Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item for the Company will be set forth in Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item for the Company will be set forth in Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a). Financial Statements, Schedules and Exhibits.

1. Financial Statements

Report of Independent Registered Public Accounting Firm contained in Item 8 of this Annual Report on Form 10-K.	53
Consolidated and Combined Statements of Operations and Comprehensive Income for the years ended December 31, 2018, 2017 and 2016 contained in Item 8 of this Annual Report on Form 10-K.	54
Consolidated and Combined Statements of Financial Position as of December 31, 2018 and 2017 contained in Item 8 of this Annual Report on Form 10-K.	55
Consolidated and Combined Statements of Changes in Equity for the years ended December 31, 2018, 2017 and 2016 contained in Item 8 of this Annual Report on Form 10-K.	56
Consolidated and Combined Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016 contained in Item 8 of this Annual Report on Form 10-K.	57
Notes to the Consolidated and Combined financial statements contained in Item 8 of this Annual Report on Form 10-K.	58

2. Exhibits	85

The exhibits filed with this report are listed on the Exhibit Index. Entries marked by the symbol # next to the exhibit’s number identify management compensatory plans, contracts or arrangements.

3. Financial Statements Schedules

The following information is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the financial statements contained in Item 8 of this Annual Report on Form 10-K:

Schedule I—frontdoor, inc (Parent) Condensed Financial Information	88
Schedule II—Valuation and Qualifying Accounts	92

ITEM 16. FORM 10-K SUMMARY

None.

EXHIBIT INDEX

Exhibit Number	Description
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

10.1#

Form of Employee Stock Option Agreement under the frontdoor, inc. 2018 Omnibus Incentive Plan (the “Omnibus Plan”) (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to Frontdoor’s Registration Statement on Form 10 filed on August 30, 2018).

10.2#

Form of Employee Restricted Stock Unit Agreement under the Omnibus Plan (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on August 30, 2018).

10.3#

Form of Director Deferred Share Equivalent Agreement under the Omnibus Plan (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on August 30, 2018).

10.4#

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

10.10#	Offer Letter dated July 17, 2018, from frontdoor, inc. to Brian Turcotte (incorporated by reference to Exhibit 10.3 to Frontdoor’s Registration Statement on Form 10 filed on August 1, 2018).
10.11#

Offer Letter dated July 5, 2018, from frontdoor, inc., to Jeffrey Fiarman (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to Frontdoor’s Registration Statement on Form 10 filed on August 30, 2018).

10.12#

Employment Agreement, dated as of May 15, 2018, between Rexford J. Tibbens and American Home Shield (incorporated by reference to Exhibit 10.1 to Frontdoor’s Registration Statement on Form 10 filed on August 1, 2018).

10.13#	frontdoor, inc. 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to Frontdoor’s Registration Statement on Form 10 filed on August 30, 2018).
21*	List of Subsidiaries.
23*	Consent of Deloitte & Touche LLP.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a - 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a - 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Extension Presentation Linkbase

__________________________________________________

#    Denotes management compensatory plans, contracts or arrangements.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, frontdoor, inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRONTDOOR, INC.

Date: February 28, 2019	By:	/s/ Rexford J. Tibbens
		Name:	Rexford J. Tibbens
		Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 28, 2019	By:	/s/ Rexford J. Tibbens
		Name:	Rexford J. Tibbens
		Title:	President, Chief Executive Officer and Director (principal executive officer)

Date: February 28, 2019	By:	/s/ Brian K. Turcotte
		Name:	Brian K. Turcotte
		Title:	Senior Vice President and Chief Financial Officer (principal financial officer)

Date: February 28, 2019	By:	/s/ Chastitie Brim
		Name:	Chastitie Brim
		Title:	Vice President, Chief Accounting Officer and Controller (principal accounting officer)

Date: February 28, 2019	By:	/s/ William C. Cobb
		Name:	William C. Cobb
		Title:	Director

Date: February 28, 2019	By:	/s/ Anna C. Catalano
		Name:	Anna C. Catalano
		Title:	Director

Date: February 28, 2019	By:	/s/ Peter L. Cella
		Name:	Peter L. Cella
		Title:	Director

Date: February 28, 2019	By:	/s/ Richard P. Fox
		Name:	Richard P. Fox
		Title:	Director

Date: February 28, 2019	By:	/s/ Brian McAndrews
		Name:	Brian McAndrews
		Title:	Director

Date: February 28, 2019	By:	/s/ Liane J. Pelletier
		Name:	Liane J. Pelletier
		Title:	Director

[Signature Page to the Annual Report on Form 10-K]

SCHEDULE I
frontdoor, inc (Parent Company Only)

Condensed Statements of Comprehensive Income

(In millions)

Year Ended
December 31,
2018
Revenue	$—
Interest expense	22
Loss before Income Taxes	(22)
Income tax benefit	(5)
Net Loss from Operations	(18)
Equity in earnings of subsidiaries (net of tax)	34
Net Income	$17
Total Comprehensive Income	$8

frontdoor, inc (Parent Company Only)

Condensed Balance Sheets

(In millions)

As of
December 31,
2018
Assets:
Current Assets:
Cash and cash equivalents	$55
Other current assets	3
Total Current Assets	58
Other Assets:
Investments in subsidiaries	601
Deferred taxes	3
Other assets	1
Total Assets	$663
Liabilities and Equity:
Current Liabilities:
Accrued liabilities:
Interest payable	9
Other	2
Current portion of long-term debt	7
Total Current Liabilities	18
Long-Term Debt	977
Due to Subsidiaries	2
Other Long-Term Liabilities:
Other long-term obligations	10
Total Other Long-Term Liabilities	10
Equity	(344)
Total Liabilities and Equity	$663

frontdoor, inc (Parent Company Only)

Condensed Statements of Cash Flows

(In millions)

Year Ended
December 31,
2018
Cash and Cash Equivalents at Beginning of Period	$—
Net Cash Provided from Operating Activities	159
Cash Flows from Financing Activities
Payments of debt	(2)
Net transfers to Parent Company	4
Contribution from ServiceMaster	81
Dividend paid to ServiceMaster	(169)
Discount paid on issuance of debt	(2)
Debt issuance costs paid	(16)
Net Cash Used for Financing Activities	(104)
Cash Increase During the Period	55
Cash and Cash Equivalents at End of Period	$55

Notes to Condensed Parent Company Only Financial Statements

Note 1. Basis of Presentation

The condensed financial statements of frontdoor,  inc. (“Parent Company”), are required as a result of the restricted net assets of the Parent Company’s consolidated subsidiaries exceeding 25% of the Parent Company’s consolidated net assets as of December 31, 2018. All consolidated subsidiaries of the Parent Company are wholly owned. The primary source of income for the Parent Company is equity in its subsidiaries’ earnings.

Pursuant to rules and regulations of the SEC, the unconsolidated condensed financial statements of the Parent Company do not reflect all of the information and notes normally included with financial statements prepared in accordance with GAAP. Therefore, these condensed financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in this Annual Report on Form 10-K.

The Parent Company has accounted for its subsidiaries under the equity method in the unconsolidated condensed financial statements.

Note 2. Long-Term Debt

On August 16, 2018, in connection with the Spin-off, the Parent Company engaged in a series of financing transactions pursuant to which we incurred long-term debt consisting of the $650 million Term Loan Facility and $350 million of 2026 Notes. The proceeds of the debt was attributed directly to SVM and as such is reflected as a non-cash distribution in these financial statements.

On October 24, 2018, the Parent Company entered into an interest rate swap agreement effective October 31, 2018 that expires on August 16, 2025. The notional amount of the agreement was $350 million.

For further information on the Parent Company’s August 2018 financing transactions, see Note 13 to the consolidated and combined financial statements of frontdoor, inc. included in Item 8 of this Annual Report on Form 10-K.

SCHEDULE II
frontdoor, inc

Valuation and Qualifying Accounts

(In millions)

		Additions
	Balance at	Charged to		Balance at
	Beginning of	Costs and		End of
	Period	Expenses	Deductions(1)	Period
As of and for the year ending December 31, 2018
Allowance for doubtful accounts
Accounts receivable	$1	$12	$12	$2
Income tax valuation allowance	—	1	—	1
As of and for the year ending December 31, 2017
Allowance for doubtful accounts
Accounts receivable	$2	$11	$11	$1
Income tax valuation allowance	—	—	—	—
As of and for the year ending December 31, 2016
Allowance for doubtful accounts
Accounts receivable	$2	$11	$11	$2
Income tax valuation allowance	—	—	—	—

___________________________________

(1)

Deductions in the allowance for doubtful accounts for accounts and notes receivable reflect write-offs of uncollectible accounts. Deductions for the income tax valuation allowance in 2018, 2017 and 2016 are primarily attributable to the reduction of net operating loss carryforwards and other deferred tax assets related to the uncertainty of future taxable income in certain jurisdictions.