Form 10-Q
period 2019-03-31
frontdoor, inc.
filed 2019-05-09
CIK 1727263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________________________________________

FORM 10-Q

________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

901-701-5002

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on which Registered
Common stock, par value $0.01 per share	FTDR	NASDAQ

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

Yes  ☐  No  ☒

The number of shares of the registrant’s common stock outstanding as of May 3, 2019: 84,633,516 shares of common stock, par value $0.01 per share.

frontdoor, inc.

Quarterly Report on Form 10-Q

GLOSSARY OF TERMS AND SELECTED ABBREVIATIONS

In order to aid the reader, we have included certain terms and abbreviations used throughout this Quarterly Report on Form 10-Q below:

Term/Abbreviation	Definition

2018 Form 10-K	frontdoor, inc. Annual Report on Form 10-K for the year ended December 31, 2018
2026 Notes	6.750% senior notes in the aggregate principal amount of $350 million
AOCI	Accumulated other comprehensive income or loss
ASC	FASB Accounting Standards Codification
ASC 740	ASC Topic 740, Income Taxes
ASC 842	ASC Topic 842, Leases
ASU	FASB Accounting Standards Update
ASU 2016-02	ASU 2016-02, Leases (Topic 842)
Credit Agreement	The agreements governing the Term Loan Facility and the Revolving Credit Facility
Credit Facilities	The Term Loan Facility together with the Revolving Credit Facility
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	U.S. Financial Accounting Standards Board
HVAC	Heating, ventilation and air conditioning
Indenture	The indenture and supplemental indenture between Frontdoor and Wilmington Trust, National Association as trustee, that governs the 2026 Notes
IRS	Internal Revenue Service
Omnibus Plan	frontdoor, inc. 2018 Omnibus Incentive Plan
Parent or ServiceMaster	ServiceMaster Global Holdings, Inc.
Revolving Credit Facility	$250 million revolving credit facility
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Term Loan Facility	$650 million senior secured term loan facility
U.S.	United States of America
U.S. GAAP	Accounting principles generally accepted in the United States of America

The following terms in this Quarterly Report on Form 10-Q are our trademarks: frontdoor™, American Home Shield®, HSA®, OneGuard®, Landmark® and the frontdoor logo.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated and Combined Statements of Operations and Comprehensive Income (Unaudited)

(In millions, except per share data)

	Three Months Ended
	March 31,
	2019	2018
Revenue	$271	$247
Cost of services rendered	143	134
Gross Profit	128	113
Selling and administrative expenses	89	81
Depreciation and amortization expense	6	4
Restructuring charges	—	2
Spin-off charges	1	7
Interest expense	16	—
Interest income from affiliate	—	(1)
Interest and net investment income	(1)	(1)
Income before Income Taxes	18	18
Provision for income taxes	5	5
Net Income	$13	$13
Other Comprehensive Income (Loss), Net of Income Taxes:
Net unrealized loss on derivative instruments	(5)	—
Total Comprehensive Income	$8	$13
Earnings per Share:
Basic	$0.15	$0.16
Diluted	$0.15	$0.16
Weighted-average Common Shares Outstanding:
Basic	84.6	84.5
Diluted	84.7	84.5

See accompanying Notes to the unaudited Condensed Consolidated and Combined Financial Statements

Condensed Consolidated Statements of Financial Position (Unaudited)

(In millions, except share data)

	As of
	March 31,	December 31,
	2019	2018
Assets:
Current Assets:
Cash and cash equivalents	$341	$296
Marketable securities	7	9
Receivables, less allowance of $2 in each period	8	12
Prepaid expenses and other assets	13	13
Total Current Assets	369	330
Other Assets:
Property and equipment, net	48	47
Goodwill	476	476
Intangible assets, net	156	158
Operating lease right-of-use assets	18	—
Deferred customer acquisition costs	20	21
Other assets	12	10
Total Assets	$1,097	$1,041
Liabilities and Shareholders' Equity:
Current Liabilities:
Accounts payable	$48	$41
Accrued liabilities:
Payroll and related expenses	8	10
Home service plan claims	61	67
Interest payable	4	9
Other	28	26
Deferred revenue	219	185
Current portion of long-term debt	7	7
Total Current Liabilities	374	345
Long-Term Debt	976	977
Other Long-Term Liabilities:
Deferred taxes	38	39
Operating lease liabilities	21	—
Other long-term obligations	22	24
Total Other Long-Term Liabilities	80	63
Commitments and Contingencies (Note 9)
Shareholders' Equity:
Common stock, $0.01 par value; 2,000,000,000 shares authorized; 84,617,424 shares issued and outstanding at March 31, 2019 and 84,545,152 shares issued and outstanding at December 31, 2018	1	1
Additional paid-in capital	3	1
Accumulated deficit	(323)	(336)
Accumulated other comprehensive loss	(14)	(9)
Total Deficit	(334)	(344)
Total Liabilities and Shareholders' Equity	$1,097	1,041

See accompanying Notes to the unaudited Condensed Consolidated and Combined Financial Statements

Condensed Consolidated and Combined Statement of Changes in (Deficit) Equity (Unaudited)

(In millions)

	Three Months Ended
	March 31,
	2019	2018
Net Parent Investment
Balance at beginning of period	$—	$661
Net income	—	13
Stock-based compensation expense	—	1
Net transfers to Parent	—	(34)
Balance at end of period	—	642
Common Stock
Balance at beginning of period	1	—
Balance at end of period	1	—
Additional Paid-in Capital
Balance at beginning of period	1	—
Stock-based employee compensation	2	—
Balance at end of period	3	—
Accumulated Deficit
Balance at beginning of period	(336)	—
Net income	13	—
Balance at end of period	(323)	—
Accumulated Other Comprehensive Loss
Balance at beginning of period	(9)	—
Other comprehensive loss, net of tax	(5)	—
Balance at end of period	(14)	—
Total (Deficit) Equity	$(334)	$642

See accompanying Notes to the unaudited Condensed Consolidated and Combined Financial Statements

Condensed Consolidated and Combined Statements of Cash Flows (Unaudited)

(In millions)

	Three Months Ended
	March 31,
	2019	2018
Cash and Cash Equivalents at Beginning of Period	$296	$282
Cash Flows from Operating Activities:
Net Income	13	13
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization expense	6	4
Deferred income tax provision	—	3
Stock-based compensation expense	2	1
Restructuring charges	—	2
Payments for restructuring charges	—	(3)
Spin-off charges	1	7
Payments for spin-off charges	(1)	(3)
Other	1	—
Change in working capital, net of acquisitions:
Receivables	4	7
Prepaid expenses and other current assets	1	1
Accounts payable	8	(2)
Deferred revenue	34	35
Accrued liabilities	(10)	(17)
Accrued interest payable	(6)	—
Current income taxes	(1)	—
Net Cash Provided from Operating Activities	52	49
Cash Flows from Investing Activities:
Purchases of property and equipment	(4)	(5)
Purchases of available-for-sale securities	—	(9)
Sales and maturities of available-for-sale securities	3	10
Other investing activities	(3)	—
Net Cash Used for Investing Activities	(5)	(5)
Cash Flows from Financing Activities:
Payments of debt and finance lease obligations	(2)	—
Net transfers to Parent	—	(37)
Net Cash Used for Financing Activities	(2)	(37)
Cash Increase During the Period	45	8
Cash and Cash Equivalents at End of Period	$341	$290

See accompanying Notes to the unaudited Condensed Consolidated and Combined Financial Statements

frontdoor, inc.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation

References in this Quarterly Report on Form 10-Q to “Frontdoor,” “we,” “our,” or “us” refer to frontdoor, inc. and all of its subsidiaries. Frontdoor is a Delaware corporation with its principal executive offices in Memphis, Tennessee. Certain amounts presented in the tables in this report are subject to rounding adjustments and, as a result, the totals in such tables may not sum.

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

On October 1, 2018, ServiceMaster completed the spin-off of its businesses operated under the American Home Shield, HSA, OneGuard and Landmark brand names (the “Separated Business”) into a stand-alone publicly traded company (the “Spin-off”). Frontdoor was formed as a wholly-owned subsidiary of ServiceMaster on January 2, 2018 for the purpose of holding the Separated Business in connection with the Spin-off. During 2018, ServiceMaster contributed the Separated Business to Frontdoor. The Spin-off was completed by a pro rata distribution to ServiceMaster’s stockholders of approximately 80.2% of our common stock. Each holder of ServiceMaster common stock received one share of our common stock for every two shares of ServiceMaster common stock held at the close of business on September 14, 2018, the record date of the distribution. The Spin-off was completed pursuant to a separation and distribution agreement and other agreements with ServiceMaster related to the Spin-off, including a transition services agreement, a tax matters agreement, an employee matters agreement and a stockholder and registration rights agreement. See Note 10 to the accompanying condensed consolidated and combined financial statements for information related to these agreements.

On March 20, 2019, ServiceMaster agreed to transfer its remaining 16,734,092 shares of Frontdoor stock to a financial institution pursuant to an exchange agreement. The transfer was completed on March 27, 2019, resulting in the full separation of Frontdoor from ServiceMaster and the disposal of ServiceMaster's entire ownership and voting interest in Frontdoor.

Prior to the Spin-off, we did not operate as a separate company, and stand-alone financial statements were not historically prepared. The accompanying condensed consolidated and combined financial statements reflect the combined operations of the separated business for periods prior to the completion of the Spin-off and reflect our consolidated operations for the period after the completion of the Spin-off. These condensed consolidated and combined financial statements reflect our financial position, results of operations and cash flows in conformity with U.S. GAAP. Our financial position, results of operations and cash flows may not be indicative of our condition had we been a separate stand-alone entity during the periods presented, nor are the results stated herein necessarily indicative of our financial position, results of operations and cash flows had we operated as a separate, independent company during the periods presented.

The accompanying condensed consolidated and combined financial statements include all revenues, costs, assets and liabilities directly attributable to us. ServiceMaster’s debt and corresponding interest expense were not allocated to us for periods prior to the Spin-off since we were not the obligor of the debt. The accompanying condensed consolidated and combined statements of operations and comprehensive income include allocations of certain costs from ServiceMaster incurred on our behalf. Such corporate-level costs were allocated to us using methods based on proportionate formulas such as revenue, headcount and others. Such corporate costs include costs pertaining to: accounting and finance; legal; human resources; information technology; insurance; marketing; tax services; procurement services and other costs. We consider the expense allocation methodology and results to be reasonable for all periods presented. However, these allocations may not be indicative of the actual level of expense that we would have incurred if we had operated as a separate stand-alone, publicly traded company during the periods presented nor are these costs necessarily indicative of costs we may incur in the future. See Note 10 to the accompanying condensed consolidated and combined financial statements for information regarding allocations from ServiceMaster.

Prior to the Spin-off, current and deferred income taxes and related tax expense were determined based on our stand-alone results by applying ASC 740 as if we were a separate taxpayer, following the separate return methodology. Our portion of current income taxes payable was deemed to have been remitted to ServiceMaster in the period the related tax expense was recorded. Our portion of current income taxes receivable was deemed to have been remitted to us by ServiceMaster in the period to which the receivable applies only to the extent that we could have recognized a refund of such taxes on a stand-alone basis under the law of the relevant taxing jurisdiction. See Note 6 to the accompanying condensed consolidated and combined financial statements for additional information.

We recommend that the accompanying condensed consolidated and combined financial statements be read in conjunction with the audited consolidated and combined financial statements and the notes thereto included in our 2018 Form 10-K. The accompanying condensed consolidated and combined financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for any interim period are not indicative of the results that might be achieved for a full year.

 Note 2. Significant Accounting Policies

Our significant accounting policies are described in Note 2 to the audited consolidated and combined financial statements included in our 2018 Form 10-K. There have been no material changes to the significant accounting policies for the three months ended March 31, 2019, other than the adoption of ASC 842, which became effective January 1, 2019.

Leases

We determine if an arrangement is a lease at inception. We recognize a right-of-use (“ROU”) asset and lease liability for all leases with terms of 12 months or more. ROU assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. The operating lease ROU asset is recorded net of lease incentives. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. We have lease agreements with lease and non-lease components, which are accounted for separately for our real estate leases. See Note 5 to the accompanying condensed consolidated and combined financial statements for information related to our leases.

Adoption of New Accounting Standards

In February 2016, the FASB issued ASU 2016-02, which is the final standard on accounting for leases. While both lessees and lessors are affected by the new guidance, the effects on lessees are much more significant. The most significant change for lessees is the requirement under the new guidance to recognize ROU assets and lease liabilities for all leases. The lease liability represents the lessee’s obligation to make lease payments arising from a lease and is measured as the present value of the lease payments. The ROU asset represents the lessee’s right to use a specified asset for the lease term and will be measured at the lease liability amount, adjusted for lease prepayment, lease incentives received and the lessee’s initial direct costs.

We adopted ASC 842 effective January 1, 2019. We utilized the permitted alternative transition method, which removed the requirement that the financial statements of prior periods be restated. There was no cumulative effect adjustment recorded to beginning equity as a result of our adoption of this standard. We also elected the package of practical expedients permitted under the transition guidance, which allowed us to carry forward our historical lease classification, our assessment on whether expired or existing contracts were or contained a lease and our initial direct costs for any leases that existed prior to adoption of the new standard. In addition, we have elected the practical expedients that allow us, by class of underlying asset, to not separate lease and non-lease components and to not recognize ROU assets and lease liabilities for leases with lease terms of 12 months or less.

This standard had a material impact on our condensed consolidated statements of financial position but did not have an impact on our condensed consolidated and combined statements of operations and comprehensive income or condensed consolidated and combined statements of cash flows. The most significant impact was the recognition of ROU assets and lease liabilities of approximately $24 million for operating leases, while our accounting for finance leases remained unchanged.

Accounting Standards Issued but Not Yet Effective

We have reviewed all other recently issued, but not yet effective, accounting pronouncements and do not expect the future adoption of any such pronouncements to have a material impact on our financial condition or results of operations.

Note 3. Revenue

We enter into yearly service plan agreements with our customers. We have one performance obligation, which is to provide for the repair or replacement of essential home systems and appliances, as applicable per the contract. We recognize revenue at the agreed upon contractual amount over time using the input method in proportion to the costs expected to be incurred in performing services under the contracts. Those costs bear a direct relationship to the fulfillment of our obligations under the contracts and are representative of the relative value provided to the customer. As the costs to fulfill the obligations of the home service plans are incurred on an other-than-straight-line basis, we utilize historical evidence to estimate the expected claims expense and related timing of such costs. This adjustment to the straight-line revenue creates a contract asset or contract liability. We regularly review our estimates of claims costs and adjust the estimates when appropriate. We derive all of our revenue from customers in the United States.

We disaggregate revenue from contracts with customers into major customer acquisition channels. We determined that disaggregating revenue into these categories achieves the disclosure objective to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Revenue by major customer acquisition channel is as follows:

___

	Three Months Ended
	March 31,
(In millions)	2019	2018
Renewals	$182	$162
Real estate	54	53
Direct-to-consumer	33	31
Other	1	1
Total	$271	$247

Renewals

Revenue from all customer renewals, whether initiated via the real estate or direct-to-consumer channel, are classified as renewals above. Customer payments for renewals are received either at the commencement of the renewal period or in installments over the contract period.

Real estate

Real estate home service plans are sold through annual contracts in connection with a real estate sale, and payments are typically paid in full at closing. First-year revenue from the real estate channel is classified as real estate above.

Direct- to-consumer

Direct-to-consumer home service plans are sold through annual contracts when customers request a service plan in response to marketing efforts or when third-party resellers make a sale. Customer payments are received either at the commencement of the contract or in installments over the contract period. First-year revenue from the direct-to-consumer channel is classified as direct-to-consumer above.

Costs to obtain a contract with a customer

We capitalize the incremental costs of obtaining a contract with a customer, primarily commissions, and recognize the expense on a straight-line basis, as adjusted to match the timing of revenue recognition, over the expected customer relationship period. As of March 31, 2019 and December 31, 2018, deferred customer acquisition costs were $20 million and $21 million, respectively. For each of the three months ended March 31, 2019 and 2018, amortization of these deferred acquisition costs was $4 million. There was no impairment loss in relation to these capitalized costs.

Contract balances

Timing of revenue recognition may differ from the timing of invoicing to customers. Contracts with customers, including contracts resulting from customer renewals, are generally for a period of one year. We record a receivable related to revenue recognized on services once we have an unconditional right to invoice and receive payment in the future related to the services provided. All accounts receivables are recorded within Receivables, less allowances, in the accompanying condensed consolidated statements of financial position. Additionally, when revenue is recognized on monthly-pay customers before being billed, a contract asset is created.

Deferred revenue represents a contract liability and is recognized when cash payments are received in advance of the performance of services, including when the amounts are refundable. Amounts are recognized as revenue in proportion to the costs expected to be incurred in performing services under our contracts. Deferred revenue was $219 million and $185 million as of March 31, 2019 and December 31, 2018, respectively, and as of March 31, 2019, includes a net contract liability of $40 million related to the recognition of monthly pay-customer revenue on an other-than-straight-line basis to match the timing of cost recognition.

Changes in deferred revenue for the three months ended March 31, 2019, were as follows:

(In millions)	Deferred revenue
Balance, December 31, 2018	$185
Deferral of revenue	116
Recognition of deferred revenue	(82)
Balance, March 31, 2019	$219

There was approximately $70 million of revenue recognized in the three months ended March 31, 2019 that was included in the deferred revenue balance as of December 31, 2018.

Note 4. Goodwill and Intangible Assets

Goodwill and indefinite-lived intangible assets are not amortized and are subject to assessment for impairment by applying a fair-value-based test on an annual basis or more frequently if circumstances indicate a potential impairment. An assessment for impairment is performed on October 1 of every year. The balance of goodwill was $476 million as of March 31, 2019 and December 31, 2018. There were no goodwill or trade name impairment charges recorded in the three months ended March 31, 2019 and 2018. There were no accumulated impairment losses recorded as of March 31, 2019 and December 31, 2018.

The table below summarizes the other intangible asset balances:

	As of March 31, 2019			As of December 31, 2018
(In millions)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trade name(1)	$140	$—	$140	$140	$—	$140
Customer relationships	173	(166)	6	173	(165)	7
Other	32	(23)	9	32	(22)	10
Total	$345	$(189)	$156	$345	$(187)	$158

___________________________________

(1)Not subject to amortization.

Amortization expense was $2 million for each of the three months ended March 31, 2019 and 2018. The following table outlines expected amortization expense for existing intangible assets for the remainder of 2019 and future years:

(In millions)
2019 (remainder)	$4
2020	5
2021	4
2022	1
2023	1
Total	$15

Note 5. Leases

We have operating and finance leases for corporate offices, call centers and vehicles. Our leases have remaining lease terms of one year to 16 years, some of which include options to extend the leases for up to five years. Renewal options that are reasonably certain to be exercised are included in the lease term. An incremental borrowing rate is used in determining the present value of lease payments unless an implicit rate is readily determinable. Incremental borrowing rates are determined based on our secured borrowing rating and the lease term.

The weighted average remaining lease term and weighted average discount rate is as follows:

As of March 31, 2019
Weighted average remaining lease term (years):
Operating leases	11
Finance leases	3
Weighted average discount rate:
Operating leases	6.2%
Finance leases	5.3%

We recognized operating lease expense, including allocated corporate rent for the period prior to the Spin-off, of $1 million for each of the three months ended March 31, 2019 and 2018. These expenses are included in Selling and administrative expenses in the accompanying condensed consolidated and combined statements of operations and comprehensive income.

Relating to our finance leases, we recognized amortization of ROU assets and interest on lease liabilities totaling less than $1 million for each of the three months ended March 31, 2019 and 2018. These expenses are included in Depreciation and amortization expense and Interest expense in the accompanying condensed consolidated and combined statements of operations and comprehensive income.

Cash flows from operating activities related to operating leases and finance leases for each of the three months ended March 31, 2019 and 2018 were $1 million and less than $1 million, respectively, and are reflected in the accompanying condensed consolidated and combined statements of cash flows. Cash flows from financing activities related to finance leases of less than $1 million for each of the three months ended March 31, 2019 and 2018 are reflected in the accompanying condensed consolidated and combined statements of cash flows.

As a result of our adoption of ASC 842, we recognized ROU assets and lease liabilities of approximately $24 million for operating leases as of January 1, 2019. These amounts are excluded from the accompanying condensed consolidated and combined statements of cash flows as non-cash operating activities. Our accounting for finance leases remained unchanged.

Supplemental balance sheet information related to leases is as follows:

(In millions)	As of March 31, 2019
Operating leases:
Operating lease right-of-use assets	$23
Less lease incentives	(5)
Operating lease right-of-use assets, net	$18

Other accrued liabilities	$2
Operating lease liabilities	21
Total operating lease liabilities	$23

Finance leases:
Property and equipment, net	$1

Current portion of long-term debt	$—
Long-term debt	1
Total finance lease liabilities	$1

The following table presents maturities of our lease liabilities as of March 31, 2019.

	Operating	Finance
(In millions)	Leases	Leases
2019 (remainder)	$3	$—
2020	4	—
2021	4	—
2022	3	—
2023	3	—
2024	2	—
Thereafter	13	—
Total lease payments	32	1
Less imputed interest	(9)	—
Total	$23	$1

As previously disclosed, based on leases in place as of December 31, 2018, future long-term noncancelable operating lease payments were approximately $4 million in 2019, $4 million in 2020, $4 million in 2021, $3 million in 2022, $3 million in 2023 and $12 million in 2024 and thereafter. These amounts exclude the impact of lease incentives of $5 million.

Note 6. Income Taxes

As previously discussed, although we were historically included in consolidated income tax returns of ServiceMaster, our income taxes prior to the Spin-off were computed and are reported herein under the “separate return method.” Use of the separate return method may result in differences when the sum of the amounts allocated to stand-alone provisions are compared with amounts presented in financial statements. In that event, the related deferred tax assets and liabilities could be significantly different from those presented herein. Certain tax attributes, e.g. net operating loss carryforwards, which were reflected in ServiceMaster’s consolidated financial statements may or may not exist at the stand-alone Frontdoor level.

As required by ASC 740, we compute interim period income taxes by applying an anticipated annual effective tax rate to our year-to-date income or loss from operations before income taxes, except for significant unusual or infrequently occurring items. Our estimated tax rate is adjusted each quarter in accordance with ASC 740. The effective tax rate on income was 26.9 percent and 26.6 percent for the three months ended March 31, 2019 and 2018, respectively.

We are subject to taxation in the United States and various states. Pursuant to the terms of the Tax Matters Agreement, we are not subject to federal examination by the Internal Revenue Service or examination by state taxing authorities where a unitary or combined state income tax return is filed for the years prior to 2018. We are not subject to state and local income tax examinations by tax authorities in jurisdictions where separate income tax returns are filed for the years prior to 2014. All of our income before income taxes for the three months ended March 31, 2019 and 2018 was generated in the United States.

Our policy is to recognize potential interest and penalties related to our tax positions within the tax provision. Total interest and penalties included in the accompanying condensed consolidated and combined statements of operations and comprehensive income are immaterial.

Note 7. Restructuring Charges

We incurred restructuring charges of less than $1 million (less than $1 million, net of tax) and $2 million ($2 million, net of tax) for the three months ended March 31, 2019 and 2018, respectively.

For the three months ended March 31, 2019, restructuring charges comprised severance costs. For the three months ended March 31, 2018, restructuring charges comprised $2 million of non-personnel charges primarily related to the relocation to our corporate headquarters and $1 million of severance costs, which primarily represent an allocation of severance costs related to actions taken to enhance capabilities and reduce costs in ServiceMaster’s corporate functions that provided company-wide administrative services to support operations.

The pre-tax charges discussed above are reported in “Restructuring charges” in the accompanying condensed consolidated and combined statements of operations and comprehensive income.

A reconciliation of the beginning and ending balances of accrued restructuring charges, which are included in Accrued liabilities—Other in the accompanying condensed consolidated statements of financial position, is presented as follows:

(In millions)	Accrued Restructuring Charges
Balance as of December 31, 2018	$—
Costs incurred	—
Costs paid or otherwise settled	—
Balance as of March 31, 2019	$—

Balance as of December 31, 2017	$2
Costs incurred	2
Costs paid or otherwise settled	(3)
Balance as of March 31, 2018	$2

Note 8. Spin-off Charges

We incurred Spin-off charges of $1 million ($1 million, net of tax) and $7 million ($6 million, net of tax) for the three months ended March 31, 2019 and 2018, respectively.

These charges include nonrecurring costs incurred to evaluate, plan and execute the Spin-off. For the three months ended March 31, 2019, Spin-off charges were primarily comprised of third-party consulting fees. For the three months ended March 31, 2018, Spin-off charges primarily comprised $6 million of third-party consulting fees and $1 million of other incremental costs directly related to the Spin-off process.

The pre-tax charges discussed above are reported in “Spin-off charges” in the accompanying condensed consolidated and combined statements of operations and comprehensive income.

A reconciliation of the beginning and ending balances of accrued Spin-off charges, which are included in "Accrued liabilities—other" on the accompanying condensed consolidated statements of financial position, is presented as follows:

(In millions)	Accrued Spin-off Charges
Balance as of December 31, 2018	$—
Costs incurred	1
Costs paid or otherwise settled	(1)
Balance as of March 31, 2019	$—

Balance as of December 31, 2017	$1
Costs incurred(1)	6
Costs paid or otherwise settled	(3)
Balance as of March 31, 2018	$3

___________________________________

(1)An additional $2 million of Spin-off charges were pre-paid in 2017 and subsequently expensed during the three months ended March 31, 2018.

For each of the three months ended March 31, 2019 and 2018, we incurred incremental capital expenditures required to effect the Spin-off of $2 million, principally reflecting costs to replicate information technology systems historically shared with ServiceMaster.

Note 9. Commitments and Contingencies

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

Separation from ServiceMaster

Prior to the Spin-off, we were managed and operated in the normal course of business by ServiceMaster along with other businesses. Accordingly, certain shared costs were allocated to us and are reflected as expenses in the accompanying condensed consolidated and combined financial statements. Our management considers the expenses included and the allocation methodologies used to be reasonable and appropriate reflections of the historical ServiceMaster expenses attributable to us for purposes of the accompanying condensed consolidated and combined financial statements; however, the expenses reflected in the accompanying condensed consolidated and combined financial statements may not be indicative of the actual expenses that would have been incurred during the periods presented if we historically operated as a separate, stand-alone entity. In addition, the expenses reflected in the accompanying condensed consolidated and combined financial statements may not be indicative of related expenses that we could incur in the future.

Corporate expenses

The accompanying condensed consolidated and combined financial statements include transactions with ServiceMaster for services (such as executive functions, information systems, accounting and finance, human resources, legal and general corporate expenses) that were provided to us by the centralized ServiceMaster organization. Corporate-level items also include personnel-related expenses of corporate employees (such as salaries, insurance coverage, stock-based compensation costs, etc.). Throughout the period covered by the accompanying condensed consolidated and combined financial statements, the costs of such functions, services and items were directly charged or allocated to us using methods management believes are reasonable. The methods for allocating functions, services and items to us were based on proportional allocation bases which include revenue, headcount and others. All such costs were deemed to have been incurred and settled in the period in which the costs were recorded. For the three months ended March 31, 2018, directly charged corporate expenses of $4 million and allocated corporate expenses of $12 million are included in Selling and administrative expenses in the accompanying condensed consolidated and combined statements of operations.

ServiceMaster trade and service marks

We had a trademark license agreement with ServiceMaster in which we were charged a royalty fee for the use of ServiceMaster-owned trade and service marks. The royalty fee was 0.175 percent of our customer revenues for the period. For the three months ended March 31, 2018, the royalty fee was less than $1 million. The trademark license agreement with ServiceMaster was terminated in connection with the Spin-off.

Health insurance coverage

Our employees participated in a self-insured health insurance program administered by ServiceMaster through June 30, 2018. We paid premiums to ServiceMaster for this coverage, which were based on the number of our employees in the medical plan. These premiums are reflected in the accompanying condensed consolidated and combined statements of operations and comprehensive income in the amount of $2 million for the three months ended March 31, 2018. In addition to these costs, a portion of medical insurance costs for corporate employees were allocated to us through the corporate expense allocation discussed under the heading “Corporate expenses” above.

Risk management

Prior to the Spin-off, ServiceMaster carried insurance policies on insurable risks related to our business at levels which it believed to be appropriate, including workers’ compensation, automobile and general liability risks. These insurance policies were purchased from third-party insurance carriers, which typically incorporated significant deductibles or self-insured retentions. We paid a premium to ServiceMaster in exchange for the coverage provided. Expenses related to coverage provided by ServiceMaster and changes in ultimate losses relating to self-insured programs are reflected in the accompanying condensed consolidated and combined statements of operations and comprehensive income in the amount of $1 million for the three months ended March 31, 2018. Our coverage under these self-insured programs was terminated in connection with the Spin-off.

Agreements with ServiceMaster

In connection with the Spin-off, we entered into various agreements with ServiceMaster to provide a framework for our relationship with ServiceMaster after the Spin-off, including the following agreements:

•Separation and Distribution Agreement. This agreement identifies the assets to be transferred, the liabilities to be assumed and the contracts to be assigned to each of Frontdoor and ServiceMaster as part of the Spin-off and provides for when and how these transfers, assumptions and assignments will occur.

•Transition Services Agreement. Pursuant to this agreement, ServiceMaster and Frontdoor will provide certain services to one another on an interim, transitional basis. The services to be provided include certain information technology services, finance and accounting services and human resource and employee benefits services. The agreed-upon charges for such services are generally intended to allow the providing company to recover all costs and expenses of providing such services.

•Tax Matters Agreement. This agreement governs the respective rights, responsibilities and obligations of ServiceMaster and Frontdoor after the Spin-off with respect to taxes (including taxes arising in the ordinary course of business and taxes, if any, incurred as a result of any failure of the Spin-off and certain related transactions to qualify as tax-free for U.S. federal income tax purposes), tax attributes, the preparation and filing of tax returns, tax elections, the control of audits and other tax proceedings and assistance and cooperation in respect of tax matters.

•Employee Matters Agreement. This agreement allocates liabilities and responsibilities relating to employment matters, employee compensation and benefits plans and programs and other related matters. The agreement governs certain compensation and employee benefit obligations with respect to the current and former employees and non-employee directors of each company.

•Stockholder and Registration Rights Agreement. Pursuant to this agreement, Frontdoor agrees that, upon the request of ServiceMaster, Frontdoor will use its reasonable best efforts to effect the registration under applicable federal and state securities laws of any shares of Frontdoor common stock retained by ServiceMaster.

The total amount of expenses incurred by Frontdoor under the Transition Services Agreement for the three months ended March 31, 2019 was less than $1 million. At March 31, 2019, the Transition Services Agreement was substantially complete, and less than $1 million was due to ServiceMaster for services performed under this agreement.

Note 11. Stock-Based Compensation

We recognized stock-based compensation expense of $2 million ($1 million, net of tax) and $1 million ($1 million, net of tax) for the three months ended March 31, 2019 and 2018, respectively. These charges are included in Selling and administrative expenses in the accompanying condensed consolidated and combined statements of operations and comprehensive income.

As of March 31, 2019, there was $22 million of total unrecognized compensation costs related to unvested stock options, restricted stock units (“RSUs”) and performance shares granted under the Omnibus Plan. These remaining costs are expected to be recognized over a weighted-average period of 3.61 years.

Note 12. Long-Term Debt

Long-term debt is summarized in the following table:

	As of
	March 31,	December 31,
(In millions)	2019	2018
Term Loan Facility maturing in 2025(1)	$638	$639
Revolving Credit Facility maturing in 2023	—	—
2026 Notes(2)	344	344
Other	1	1
Less current portion	(7)	(7)
Total long-term debt	$976	$977

___________________________________

(1)As of March 31, 2019 and December 31, 2018, presented net of $7 million and $8 million, respectively, in unamortized debt issuance costs and $1 million and $2 million, respectively, in unamortized original issue discount paid.

(2)As of March 31, 2019 and December 31, 2018, presented net of $6 million in unamortized debt issuance costs.

Note 13. Supplemental Cash Flow Information

Supplemental information relating to the accompanying condensed consolidated and combined statements of cash flows is presented in the following table:

	Three Months Ended
	March 31,

(In millions)	2019	2018
Cash paid for or (received from):
Interest expense	$21	$—
Income tax payments, net of refunds(1)	6	—
Interest and dividend income	(1)	—

___________________________________

(1)Prior to the Spin-off, all income tax payments and refunds were paid and received by ServiceMaster on our behalf.

Note 14. Cash and Marketable Securities

Cash, money market funds and certificates of deposit with maturities of three months or less when purchased are included in Cash and cash equivalents in the accompanying condensed consolidated statements of financial position. As of March 31, 2019 and December 31, 2018, marketable securities primarily consisted of treasury bills with maturities of less than one year and are classified as available-for-sale securities. The amortized cost, fair value and gross unrealized gains and losses of our short-term investments are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In millions)	Cost	Gains	Losses	Value
Available-for-sale securities, March 31, 2019
Debt securities	$7	$—	$—	$7
Available-for-sale securities, December 31, 2018
Debt securities	$9	$—	$—	$9

There were no unrealized losses which had been in a loss position for more than one year as of March 31, 2019 and December 31, 2018.

Gains and losses on sales of investments, as determined on a specific identification basis, are included in investment income in the period they are realized. For the three months ended March 31, 2019 and 2018, there were no gross realized gains or losses resulting from sales of available-for-sale securities. The table below summarizes proceeds and maturities for the periods indicated.

	Three Months Ended
	March 31,
(In millions)	2019	2018
Proceeds from sale of securities	$—	$1
Maturities of securities	3	9

We periodically review our portfolio of investments to determine whether there has been an other-than-temporary decline in the value of the investments from factors such as deterioration in the financial condition of the issuer or the market(s) in which the issuer competes. There were no impairment charges due to declines in the value of these investments for the three months ended March 31, 2019 and 2018.

Note 15. Comprehensive Income (Loss)

Comprehensive income (loss), which includes net income (loss), unrealized gain (loss) on derivative instruments and unrealized gain (loss) on marketable securities, is disclosed in the accompanying condensed consolidated and combined statements of operations and comprehensive income and condensed consolidated and combined statements of changes in equity.

The following tables summarize the activity in AOCI, net of the related tax effects.

		Unrealized
		Gains (Losses)
	Unrealized	on Available
	Loss	-for-Sale
(In millions)	on Derivatives	Securities	Total
Balance as of December 31, 2018	$(9)	$—	$(9)
Other comprehensive income (loss) before reclassifications:
Pre-tax amount	(7)	—	(6)
Tax provision (benefit)	(1)	—	(1)
After-tax amount	(5)	—	(5)
Amounts reclassified from accumulated other comprehensive income (loss)(1)	—	—	—
Net current period other comprehensive income (loss)	(5)	—	(5)
Balance as of March 31, 2019	$(14)	$—	$(14)

Balance as of December 31, 2017	$—	$—	$—
Net current period other comprehensive income (loss)	—	—	—
Balance as of March 31, 2018	$—	$—	$—

___________________________________

(1)Amounts are net of tax. See reclassifications out of AOCI below for further details.

Reclassifications out of AOCI included the following components for the periods indicated.

	Amounts Reclassified from Accumulated
	Other Comprehensive Income (Loss)
	As of March 31,		Consolidated and Combined Statements of
(In millions)	2019	2018	Operations and Comprehensive Income Location
Loss on interest rate swap contract	$(1)	$—	Interest expense
Impact of income taxes	—	—	Provision for income taxes
Total reclassifications related to derivatives	$—	$—
Total reclassifications for the period	$—	$—

Note 16. Derivative Financial Instruments

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

We hedge the interest payments on a portion of our variable rate debt through the use of an interest rate swap agreement. Our interest rate swap contract is classified as a cash flow hedge, and, as such, it is recorded on the accompanying condensed consolidated statements of financial position as either an asset or liability at fair value, with the effective portion of changes in the fair value attributable to the hedged risks recorded in AOCI. Any change in the fair value of the hedging instrument resulting from ineffectiveness, as defined by accounting standards, is recognized in current period earnings. Cash flows related to the interest rate swap contract are classified as operating activities in the accompanying condensed consolidated and combined statements of cash flows.

The effective portion of the gain or loss on our interest rate swap contract is recorded in AOCI. These amounts are reclassified into earnings in the same period or periods during which the hedged forecasted debt interest settlement affects earnings. See Note 15 to the accompanying condensed consolidated and combined financial statements for the effective portion of the gain or loss on derivative instruments recorded in AOCI and for the amounts reclassified out of AOCI and into earnings. As the underlying forecasted transactions occur during the next 12 months, the unrealized hedging loss in AOCI expected to be recognized in earnings is $2 million, net of tax, as of March 31, 2019. The amounts that are ultimately reclassified into earnings will be based on actual interest rates at the time the positions are settled and may differ materially from the amount noted above.

Note 17. Fair Value Measurements

We estimate fair value at a price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal market for the asset or liability. The valuation techniques require inputs that the business categorizes using a three-level hierarchy, from highest to lowest level of observable inputs, as follows: unadjusted quoted prices for identical assets or liabilities in active markets ("Level 1"); direct or indirect observable inputs, including quoted prices or other market data, for similar assets or liabilities in active markets or identical assets or liabilities in less active markets ("Level 2"); and unobservable inputs that require significant judgment for which there is little or no market data ("Level 3"). When multiple input levels are required for a valuation, we categorize the entire fair value measurement according to the lowest level of input that is significant to the measurement, even though we may have also utilized significant inputs that are more readily observable.

The period-end carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The period-end carrying amount of short-term marketable securities also approximates fair value and consists of available-for-sale debt securities. Unrealized gains and losses are reported net of tax as a component of AOCI in the accompanying condensed consolidated statements of financial position. Any unrealized losses where the decline in value is other than temporary are reported in Interest and net investment income in the accompanying condensed consolidated and combined statements of operations and comprehensive income. There were no other-than-temporary declines in value for the periods ended March 31, 2019 and 2018. The carrying amount of total debt was $983 million and $984 million, and the estimated fair value was $1,002 million and $958 million as of March 31, 2019 and December 31, 2018, respectively. The fair value of our debt is estimated based on available market prices for the same or similar instruments that are considered significant other observable inputs (Level 2) within the fair value hierarchy. The fair values presented reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value estimates presented in this report are based on information available to us as of March 31, 2019 and December 31, 2018.

We value our interest rate swap contract using a forward interest rate curve obtained from a third-party market data provider. The fair value of the contract is the sum of the expected future settlements between the contract counterparties, discounted to present value. The expected future settlements are determined by comparing the contract interest rate to the expected forward interest rate as of each settlement date and applying the difference between the two rates to the notional amount of debt in the interest rate swap contract.

We did not change our valuation techniques for measuring the fair value of any financial assets and liabilities during the year. Transfers between levels, if any, are recognized at the end of the reporting period. There were no transfers between levels during each of the three months ended March 31, 2019 and 2018.

The carrying amount and estimated fair value of our financial instruments that are recorded at fair value on a recurring basis for the periods presented are as follows:

			Estimated Fair Value Measurements
(In millions)	Statement of Financial Position Location	Carrying Value	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2019:
Financial Assets:
Investments in marketable securities	Marketable securities	$7	$7	$—	$—
Total financial assets		$7	$7	$—	$—
Financial Liabilities:
Interest rate swap contract	Other accrued liabilities	$2	—	$2	$—
	Other long-term obligations	16	—	16	—
Total financial liabilities		$18	$—	$18	$—

As of December 31, 2018:
Financial Assets:
Investments in marketable securities	Marketable securities	$9	$9	$—	$—
Total financial assets		$9	$9	$—	$—
Financial Liabilities:
Interest rate swap contract	Other accrued liabilities	$2	$—	$2	$—
	Other long-term obligations	10	—	10	—
Total financial liabilities		$12	$—	$12	$—

Note 18. Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period, increased to include the number of shares of common stock that would have been outstanding had potential dilutive shares of common stock been issued. The dilutive effect of stock options, RSUs and performance shares are reflected in diluted net income per share by applying the treasury stock method. There were no Frontdoor equity awards outstanding prior to the Spin-off.

Basic and diluted earnings per share are calculated as follows:

	Three Months Ended
	March 31,
(In millions, except per share data)	2019	2018
Net Income	$13	$13
Weighted-average common shares outstanding(1)	84.6	84.5
Effect of dilutive securities:
RSUs	0.1	—
Stock options(2)	—	—
Weighted-average common shares outstanding - assuming dilution	84.7	84.5
Basic earnings per share	$0.15	$0.16
Diluted earnings per share	$0.15	$0.16

___________________________________

(1)For the three months ended March 31, 2018, earnings per share was calculated based on the 84,515,619 shares of Frontdoor stock that were outstanding at the date of distribution.

(2)Options to purchase 0.2 million shares for the three months ended March 31, 2019 were not included in the diluted earnings per share calculation because their effect would have been anti-dilutive.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, regarding business strategies, market potential, future financial performance and other matters. The words “believe,” “expect,” “estimate,” “could,” “should,” “intend,” “may,” “plan,” “seek,” “anticipate,” “project,” “will,” “shall,” “would,” “aim,” and similar expressions, among others, generally identify “forward-looking statements,” which speak only as of the date the statements were made. The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those projected, anticipated or implied in the forward-looking statements. Where, in any forward-looking statement, an expectation or belief as to future results or events is expressed, such expectation or belief is based on the current plans and expectations of our management and expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. Whether any such forward-looking statements are in fact achieved will depend on future events, some of which are beyond our control. Factors, risks, trends and uncertainties that could cause actual results or events to differ materially from those anticipated include the matters described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report, in addition to the following other factors, risks, trends and uncertainties:

•changes in the source and intensity of competition in our market;

•weakening general economic conditions, especially as they may affect home sales, unemployment and consumer confidence or spending levels;

•our ability to successfully implement our business strategies;

•our ability to attract, retain and maintain positive relations with third-party contractors and vendors;

•adverse credit and financial markets impeding access and leading to increased financing costs;

•adverse weather conditions;

•our ability to attract and retain key personnel;

•our dependence on labor availability, third-party vendors and third-party component suppliers;

•compliance with, or violation of, laws and regulations, including consumer protection laws, increasing our legal and regulatory expenses;

•adverse outcomes in litigation or other legal proceedings;

•increases in tariffs or changes to import/export regulations;

•cyber security breaches, disruptions or failures in our information technology systems and our failure to protect the security of personal information about our customers;

•increases in appliances, parts and system prices, and other operating costs;

•our ability to protect our intellectual property and other material proprietary rights;

•negative reputational and financial impacts resulting from future acquisitions or strategic transactions;

•requirement to recognize and record impairment charges;

•failure to maintain our strategic relationships with the real estate brokerages and agents that comprise our real estate customer acquisition channel;

•failure of our marketing efforts to be successful or cost-effective;

•third-party use of our trademarks as search engine keywords to direct our potential customers to their own websites;

•inappropriate use of social media by us or other parties to harm our reputation;

•our limited history of operating as an independent company;

•inability to achieve some or all of the benefits that we expected to achieve from the Spin-off;

•tax liabilities and potential indemnification of ServiceMaster for material taxes if the distribution fails to qualify as tax-free;

•the effects of our substantial indebtedness and the limitations contained in the agreements governing such indebtedness;

•increases in interest rates increasing the cost of servicing our substantial indebtedness;

•increased borrowing costs due to lowering or withdrawal of the ratings, outlook or watch assigned to us, our debt securities or our Credit Facilities;

•our ability to generate the significant amount of cash needed to fund our operations and service our debt obligations; and

•other factors described in this Quarterly Report on Form 10-Q and from time to time in documents that we file with the SEC.

You should read this Quarterly Report on Form 10-Q completely and with the understanding that actual future results may be materially different from expectations. All forward-looking statements made in this Quarterly Report on Form 10-Q are qualified by these cautionary statements. These forward-looking statements are made only as of the date of this Quarterly Report on Form 10-Q, and we do not undertake any obligation, other than as may be required by law, to update or revise any forward-looking or cautionary statements to reflect changes in assumptions, the occurrence of events, unanticipated or otherwise, and changes in future operating results over time or otherwise. For a discussion of other important factors that could cause our results to differ materially from those expressed in, or implied by, the forward-looking statements included in this report, you should refer to the risks and uncertainties detailed from time to time in our periodic reports filed with the SEC as well as the disclosure contained included in Item 1A. Risk Factors in our 2018 Form 10-K.

Available Information

Our website address is www.frontdoorhome.com. We use our website as a channel of distribution for company information. We will make available free of charge on the Investor section of our website our 2018 Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act. We also make available through our website other reports filed with or furnished to the SEC under the Exchange Act, including our proxy statements and reports filed by officers and directors under Section 16(a) of the Exchange Act, as well as our Code of Conduct. Financial and other material information regarding Frontdoor is routinely posted on our website and is readily accessible. We do not intend for information contained in our website to be part of this Quarterly Report on Form 10-Q.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the unaudited condensed consolidated and combined financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q, the audited consolidated and combined financial statements and the notes thereto included in our 2018 Form 10-K and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2018 Form 10-K.

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

For the three months ended March 31, 2019, we generated revenue, net income and Adjusted EBITDA of $271 million, $13 million and $43 million, respectively. For the three months ended March 31, 2018, we generated revenue, net income and Adjusted EBITDA of $247 million, $13 million and $32 million, respectively.

For the three months ended March 31, 2019, our total operating revenue included 67 percent of revenue derived from existing customer renewals, while 20 percent and 12 percent were derived from new unit sales made in conjunction with existing home resale transactions and direct-to-consumer sales, respectively, and one percent was derived from other revenue streams.

For the three months ended March 31, 2018, our total operating revenue included 66 percent of revenue derived from existing customer renewals, while 21 percent and 12 percent were derived from new unit sales made in conjunction with existing home resale transactions and direct-to-consumer sales, respectively, and one percent was derived from other revenue streams.

The Spin-off

On October 1, 2018, ServiceMaster completed the Spin-off. The consolidated and combined financial statements included in Part I, Item 1 of this report for the periods prior to the Spin-off represent, on a historical cost basis, the combined assets, liabilities, revenue and expenses related to the Separated Business. Frontdoor was formed as a wholly-owned subsidiary of ServiceMaster on January 2, 2018 for the purpose of holding the Separated Business in connection with the Spin-off. During 2018, ServiceMaster contributed the Separated Business to Frontdoor. The Spin-off was completed by a pro rata distribution to ServiceMaster’s stockholders of approximately 80.2% of our common stock. Each holder of ServiceMaster common stock received one share of our common stock for every two shares of ServiceMaster common stock held at the close of business on September 14, 2018, the record date of the distribution. The Spin-off was completed pursuant to a separation and distribution agreement and other agreements with ServiceMaster related to the Spin-off, including a transition services agreement, a tax matters agreement, an employee matters agreement and a stockholder and registration rights agreement. See Note 10 to the condensed consolidated and combined financial statements included in Part I, Item 1 of this report for information related to these agreements.

On March 20, 2019, ServiceMaster agreed to transfer its remaining 16,734,092 shares of Frontdoor stock to a financial institution pursuant to an exchange agreement. The transfer was completed on March 27, 2019, resulting in the full separation of Frontdoor from ServiceMaster and the disposal of ServiceMaster's entire ownership and voting interest in Frontdoor.

Our financial statements include nonrecurring costs incurred to evaluate, plan and execute the Spin-off. These costs are primarily related to third-party consulting and other incremental costs directly associated with the Spin-off process. Our results for the three months ended March 31, 2019 and 2018 include Spin-off charges of $1 million and $7 million, respectively. For each of the three months ended March 31, 2019 and 2018, we incurred incremental capital expenditures required to effect the Spin-off of $2 million, principally reflecting costs to replicate information technology systems historically shared with ServiceMaster. We do not expect to incur Spin-off charges in the remainder of 2019.

The Spin-off has resulted in increased operating costs, which could be material to our results of operations. These increased costs are primarily associated with corporate functions such as finance, legal, information technology and human resources. During the three months ended March 31, 2019, we incurred $2 million of dis-synergies. For the full year 2019, we currently project an approximate $3 million increase in dis-synergies compared to 2018 for an annualized increase in operating costs of approximately $7 million, which we expect to then represent our normal operating costs associated with these dis-synergies.

Our historical financial position, results of operations and cash flows may not be indicative of our condition had we been a separate stand-alone entity during the periods presented, nor are the results stated herein necessarily indicative of our financial position, results of operations and cash flows had we operated as a separate, independent company during the periods presented. The condensed consolidated and combined financial statements included elsewhere in Part I, Item 1 of this report for periods prior to the Spin-off do not reflect any changes that occurred in our financing and operations as a result of the Spin-off.

The condensed consolidated and combined financial statements included in Part I, Item 1 of this report for periods prior to the Spin-off include all revenues, costs, assets and liabilities directly attributable to us. ServiceMaster’s debt and corresponding interest expense have not been allocated to us for periods prior to the Spin-off since we were not the obligor of the debt. The condensed consolidated and combined financial statements of operations and comprehensive income included in Part I, Item 1 of this report include allocations of certain costs from ServiceMaster incurred on our behalf. Such corporate-level costs were allocated to us using methods based on proportionate formulas such as revenue, headcount, and others. Such corporate costs include costs pertaining to: accounting and finance, legal, human resources, information technology, insurance, marketing, tax services, procurement services and other costs. We consider the expense allocation methodology and results to be reasonable for all periods presented. However, these allocations may not be indicative of the actual level of expense that we would have incurred if we had operated as a separate stand-alone, publicly traded company during the periods presented nor are these costs necessarily indicative of costs we may incur in the future.

Key Factors and Trends Affecting Our Results of Operations

Macroeconomic Conditions

Macroeconomic conditions that may affect customer spending patterns, and thereby our results of operations, include home sales, consumer confidence and employment rates. We believe our ability to acquire customers through the direct-to-consumer channel mitigates the effect of a downturn in the real estate market, while our nationwide presence limits the risk of poor economic conditions in any particular geography.

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

Effect of Weather Conditions

The demand for our services, and our results of operations, are affected by weather conditions. Extreme temperatures can lead to an increase in service requests related to home systems, particularly central HVAC systems, resulting in higher claim frequency and costs and lower profitability. For example, we experienced an increase in contract claims costs driven by a higher number of central HVAC work orders as a result of colder winter temperatures in the first quarter of 2018 and higher summer temperatures in the second and third quarters of 2018 as compared to historical averages. Weather conditions that have a potentially favorable impact to our business include mild winters or summers, which can lead to lower home systems claim frequency. For example, mild winter temperatures were a factor in the decrease in contract claims costs in the first quarter of 2019.

While weather variations as described above may affect our business, major weather events and other Acts of God, such as hurricanes, flooding and tornadoes, typically do not increase our obligations to provide service. As a rule, repairs associated with such isolated events are addressed by homeowners’ and other forms of insurance as opposed to home service plans that we offer, and such insurance coverage in fact reduces our obligations to provide service to systems and appliances damaged by insured, catastrophic events.

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

Competition

We compete in the home service plan industry and the broader U.S. home services market. The home service plan industry is a highly competitive industry. The principal methods of competition, and the areas in which we differentiate ourselves from our competitors, are quality and speed of service, contract offerings, brand awareness and reputation, customer satisfaction, pricing and promotions, contractor network and referrals.

Acquisition Activity

We have a track record of sourcing and purchasing targets at attractive prices and successfully integrating them into our business, including the acquisitions of OneGuard Home Warranties (“OneGuard”) and Landmark Home Warranty, LLC (“Landmark”) in 2016. We anticipate that the highly fragmented nature of the home service plan industry will continue to create opportunities for further consolidation. We use acquisitions to cost-effectively grow our home service plan contract count and deepen our customer base in high-growth geographies and may consider strategic acquisitions that will expand our reach into the home services market.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2018 Form 10-K. There have been no material changes to our critical accounting policies for the three months ended March 31, 2019.

Non-GAAP Financial Measures

To supplement our results presented in accordance with U.S. GAAP, we have disclosed non-GAAP financial measures of operating results that exclude or adjust certain items. We present within this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section the non-GAAP financial measure of Adjusted EBITDA. See “Results of Operations — Adjusted EBITDA” for a reconciliation of net income to Adjusted EBITDA. Management believes this non-GAAP financial measure provides investors and the company useful information to evaluate our business performance and is useful for period-over-period comparisons of the performance of our business. While we believe this non-GAAP financial measure is useful in evaluating our business, it should be considered as supplemental in nature and is not meant to be considered in isolation or as a substitute for the related financial information prepared in accordance with U.S. GAAP. In addition, this non-GAAP financial measure may not be the same as similarly entitled measures reported by other companies.

Key Business Metrics

We focus on a variety of indicators and key operating and financial metrics to monitor the financial condition, performance and cash flows of the continuing operations of our business. These metrics include:

•revenue,

•operating expenses,

•net income,

•earnings per share,

•Adjusted EBITDA,

•net cash provided from operating activities,

•Free Cash Flow,

•growth in number of home service plans, and

•customer retention rate.

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

Operating Expenses. In addition to changes in our revenue, our operating results are affected by, among other things, the level of our operating expenses. Our operating expenses primarily include contract claims costs and expenses associated with sales and marketing, customer service and general corporate overhead. A number of our operating expenses are subject to inflationary pressures, such as wages and salaries, employee benefits and health care; contractor costs; home systems, appliances and repair costs; tariffs; insurance premiums; and various regulatory compliance costs.

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

Adjusted EBITDA. We evaluate performance and allocate resources based primarily on Adjusted EBITDA, which is a financial measure not calculated in accordance with U.S. GAAP. We define Adjusted EBITDA as net income before: provision for income taxes; interest expense; interest income from affiliate; depreciation and amortization expense; non-cash stock-based compensation expense; restructuring charges; Spin-off charges; secondary offering costs; affiliate royalty expense; (gain) loss on insured home service plan claims; and other non-operating expenses. We believe Adjusted EBITDA is useful for investors, analysts and other interested parties as it facilitates company-to-company operating performance comparisons by excluding potential differences caused by variations in capital structures, taxation, the age and book depreciation of facilities and equipment, restructuring initiatives, Spin-off charges, arrangements with affiliates and equity-based, long-term incentive plans.

Net Cash Provided from Operating Activities and Free Cash Flow. We focus on measures designed to monitor cash flow, including net cash provided from operating activities and Free Cash Flow, which is a financial measure not calculated in accordance with U.S. GAAP and represents net cash provided from operating activities less property additions.

Growth in Number of Home Service Plans and Customer Retention Rate. We report our growth in number of home service plans and customer retention rate in order to track the performance of our business. Home service plans represent our recurring customer base, which includes customers with active contracts for recurring services. Our customer retention rate is calculated as the ratio of ending home service plans to the sum of beginning home service plans, new unit sales and acquired accounts for the applicable period. These measures are presented on a rolling, 12-month basis in order to avoid seasonal anomalies.

Results of Operations

	Three Months Ended		Increase
	March 31,		(Decrease)	% of Revenue
(In millions)	2019	2018	2019 vs. 2018	2019	2018
Revenue	$271	$247	10%	100%	100%
Cost of services rendered	143	134	7	53	54
Gross Profit	128	113	13	47	46
Selling and administrative expenses	89	81	9	33	33
Depreciation and amortization expense	6	4	*	2	2
Restructuring charges	—	2	*	—	1
Spin-off charges	1	7	*	—	3
Interest expense	16	—	*	6	—
Interest income from affiliate	—	(1)	*	—	—
Interest and net investment income	(1)	(1)	*	—	—
Income before Income Taxes	18	18	(2)	7	7
Provision for income taxes	5	5	(1)	2	2
Net Income	$13	$13	(3)%	5%	5%

________________________________

*     not meaningful

Revenue

We reported revenue of $271 million and $247 million for the three months ended March 31, 2019 and 2018, respectively. Revenue by major customer acquisition channel is as follows:

	Three Months Ended
	March 31,
(In millions)	2019	2018	Increase (Decrease)
Renewals	$182	$162	$21	13%
Real estate	54	53	1	1
Direct-to-consumer	33	31	3	8
Other	1	1	—	*
Total revenue	$271	$247	$24	10%

________________________________

* not meaningful

Revenue increased 10 percent for the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily driven by higher renewal revenue due to overall growth in the number of home service plans as well as improved price realization. The increase in real estate revenue reflects improved price realization, primarily due to a mix shift to higher priced home service plan offerings. The increase in direct-to-consumer revenue reflects growth in new sales resulting from increased investments in marketing.

Growth in number of home service plans and customer retention rate are presented below.

	As of
	March 31,
	2019	2018
Growth in number of home service plans	5%	6%
Customer retention rate	75%	75%

Cost of Services Rendered

We reported cost of services rendered of $143 million and $134 million for the three months ended March 31, 2019 and 2018, respectively. The following table provides a summary of changes in cost of services rendered:

(In millions)
Three Months Ended March 31, 2018	$134
Impact of change in revenue	9
Contract claims	(3)
Gain on insured home service plan claims(1)	1
Other	1
Three Months Ended March 31, 2019	$143

________________________________

(1)Represents the prior year gain on an arrangement with a captive insurance affiliate of our former parent whereby certain American Home Shield home service plan claims were insured prior to the Spin-off. Our relationship with this captive insurance affiliate was terminated in connection with the Spin-off.

For the three months ended March 31, 2019, the decrease in contract claims costs was primarily driven by favorable weather trends and operational efficiencies, offset, in part, by an increase in the underlying costs of repairs. Other includes an increase in bad debt expense of $1 million.

Selling and Administrative Expenses

We reported selling and administrative expenses of $89 million and $81 million for the three months ended March 31, 2019 and 2018, respectively. For the three months ended March 31, 2019 and 2018, selling and administrative expenses were comprised of sales and marketing and customer service costs of $65 million and $64 million, respectively, and general and administrative expenses of $24 million and $17 million, respectively. The following table provides a summary of changes in selling and administrative expenses:

(In millions)
Three Months Ended March 31, 2018	$81
Sales and marketing costs	2
Spin-off dis-synergies	2
Secondary offering costs	1
Other	3
Three Months Ended March 31, 2019	$89

For the three months ended March 31, 2019, the increase in sales and marketing costs was driven by targeted spending to drive sales growth. Incremental ongoing costs related to the Spin-off of $2 million were incurred, which primarily related to the separation of information technology systems which were historically shared with ServiceMaster. Other includes an increase in professional fees and technology-related and incentive compensation costs.

Depreciation Expense

Depreciation expense was $4 million and $2 million for the three months ended March 31, 2019 and 2018, respectively. The increase was primarily due to additional property and equipment related to the relocation of our corporate headquarters and information technology costs related to the Spin-off, principally reflecting costs to replicate information technology systems historically shared with ServiceMaster.

Amortization Expense

Amortization expense was $2 million for each of the three months ended March 31, 2019 and 2018.

Restructuring Charges

We incurred restructuring charges of less than $1 million and $2 million for the three months ended March 31, 2019 and 2018, respectively.

For the three months ended March 31, 2019, restructuring charges comprised severance costs. For the three months ended March 31, 2018, restructuring charges comprised $2 million of non-personnel charges primarily related to the relocation to our corporate headquarters and $1 million of severance costs, which primarily represent an allocation of severance costs related to actions taken to enhance capabilities and reduce costs in ServiceMaster’s corporate functions that provided company-wide administrative services to support operations.

Spin-Off Charges

We incurred Spin-off charges of $1 million and $7 million for the three months ended March 31, 2019 and 2018, respectively. These charges include nonrecurring costs incurred to evaluate, plan and execute the Spin-off. For the three months ended March 31, 2019, Spin-off charges were primarily comprised of third-party consulting fees. For the three months ended March 31, 2018, Spin-off charges primarily comprised $6 million of third-party consulting fees and $1 million of other incremental costs directly related to the Spin-off process.

Interest Expense

Interest expense was $16 million and less than $1 million for the three months ended March 31, 2019 and 2018, respectively. For the three months ended March 31, 2019, interest expense was primarily comprised of interest related to our financing transactions totaling $1 billion that occurred in 2018 in connection with the Spin-off. For the three months ended March 31, 2018, interest expense represents seller-finance debt that was used to fund a portion of the 2016 acquisitions of OneGuard and Landmark as well as the interest expense on finance lease obligations.

Interest Income from Affiliate

Interest income from affiliate was $1 million for the three months ended March 31, 2018 and represents interest earned on interest-bearing related party notes receivable. These notes were settled concurrently with the consummation of the Spin-off.

Interest and Net Investment Income

Interest and net investment income was $1 million for each of the three months ended March 31, 2019 and 2018 and was comprised of net investment gains and interest and dividend income realized on our investment portfolio.

Provision for Income Taxes

The effective tax rate on income was 26.9 percent and 26.6 percent for the three months ended March 31, 2019 and 2018, respectively. Our condensed consolidated and combined financial statements included in Part I, Item 1 of this report do not reflect any amounts due to ServiceMaster for income tax related matters as it is assumed that all such amounts due to ServiceMaster were settled at the end of each reporting period.

Net Income

Net income was $13 million for each of the three months ended March 31, 2019 and 2018.

Adjusted EBITDA

Adjusted EBITDA was $43 million and $32 million for the three months ended March 31, 2019 and 2018, respectively. The following table provides a summary of changes in our Adjusted EBITDA.

(In millions)
Three Months Ended March 31, 2018	$32
Impact of change in revenue	15
Contract claims	3
Sales and marketing costs	(2)
Spin-off dis-synergies	(2)
Other	(4)
Three Months Ended March 31, 2019	$43

For the three months ended March 31, 2019, the decrease in contract claims costs was primarily driven by favorable weather trends and operational efficiencies, offset, in part, by an increase in the underlying costs of repairs.

The increase in sales and marketing costs for the three months ended March 31, 2019 was driven by targeted spending to drive sales growth. Incremental ongoing costs related to the Spin-off of $2 million were incurred, which primarily related to the separation of information technology systems which were historically shared with ServiceMaster. Other includes an increase in bad debt expense of $1 million as well as an increase in professional fees and technology-related and incentive compensation costs.

A reconciliation of Net Income to Adjusted EBITDA is presented below.

	Three Months Ended
	March 31,
(In millions)	2019	2018
Net Income	$13	$13
Depreciation and amortization expense	6	4
Restructuring charges	—	2
Spin-off charges	1	7
Provision for income taxes	5	5
Non-cash stock-based compensation expense	2	1
Interest expense	16	—
Secondary offering costs	1	—
Interest income from affiliate	—	(1)
Gain on insured home service plan claims	—	(1)
Adjusted EBITDA	$43	$32

Liquidity and Capital Resources

Liquidity

A substantial portion of our liquidity needs are due to debt service requirements on our indebtedness. The Credit Agreement, as well as the Indenture, contain covenants that limit or restrict our ability, including the ability of certain of our subsidiaries, to incur additional indebtedness, repurchase debt, incur liens, sell assets, make certain payments (including dividends) and enter into transactions with affiliates. As of March 31, 2019, we were in compliance with the covenants under the agreements that were in effect on such date.

In connection with the Spin-off, our capital structure and sources of liquidity have changed significantly from our historical capital structure. Although we believe that our future cash provided from operations, together with available capacity under our Revolving Credit Facility and our access to capital markets, will provide adequate resources to fund our operating and financing needs, our access to, and the availability of, financing on acceptable terms in the future will be affected by many factors, including: (i) our credit rating, (ii) the liquidity of the overall capital markets and (iii) the current state of the economy. Moreover, to preserve the tax-free treatment of the Spin-off, we may not be able to engage in certain strategic or capital-raising transactions following the Spin-off, such as issuing equity securities beyond certain thresholds, which may limit our access to capital markets; ability to raise capital through equity issuances; and ability to make acquisitions using our equity as currency, potentially requiring us to issue more debt than would otherwise be optimal. There can be no assurances that we will continue to have access to capital markets on terms acceptable to us. See Item 1A. Risk Factors in our 2018 Form 10-K for a further discussion.

Cash and short-term marketable securities totaled $348 million and $305 million as of March 31, 2019 and December 31, 2018, respectively. As of March 31, 2019, there were no letters of credit outstanding and there was $250 million of available borrowing capacity under the Revolving Credit Facility.

Cash and short-term marketable securities include balances associated with regulatory requirements in our business. See “—Limitations on Distributions and Dividends by Subsidiaries.” Our investment portfolio has been invested in high-quality debt securities. We closely monitor the performance of these investments. From time to time, we review the statutory reserve requirements to which our regulated entities are subject and any changes to such requirements. These reviews may result in identifying current reserve levels above or below minimum statutory reserve requirements, in which case we may adjust our reserves. The reviews may also identify opportunities to satisfy certain regulatory reserve requirements through alternate financial vehicles.

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

Furthermore, there are third-party restrictions on the ability of certain of our subsidiaries to transfer funds to us. These restrictions are related to regulatory requirements. The payments of ordinary and extraordinary dividends by certain of our subsidiaries (through which we conduct our business) are subject to significant regulatory restrictions under the laws and regulations of the states in which they operate. Among other things, such laws and regulations require certain subsidiaries to maintain minimum capital and net worth requirements and may limit the amount of ordinary and extraordinary dividends and other payments that these subsidiaries can pay to us. As of March 31, 2019 and December 31, 2018, the total net assets subject to these third-party restrictions was $197 million and $187 million, respectively. We expect that such limitations will be in effect for the foreseeable future. In Texas, we are relieved of the obligation to post 75 percent of our otherwise required reserves because we operate a captive insurer approved by Texas regulators in order to satisfy such obligations. None of our subsidiaries are obligated to make funds available to us through the payment of dividends.

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the condensed consolidated and combined statements of cash flows included in Part I, Item 1 of this report, are summarized in the following table.

	Three Months Ended
	March 31,
(In millions)	2019	2018
Net cash provided from (used for):
Operating activities	$52	$49
Investing activities	(5)	(5)
Financing activities	(2)	(37)
Cash increase during the period	$45	$8

Operating Activities

Net cash provided from operating activities was $52 million for the three months ended March 31, 2019, compared to $49 million for the three months ended March 31, 2018.

Net cash provided from operating activities in 2019 comprised $22 million in earnings adjusted for non-cash charges and a $29 million decrease in cash required for working capital. The decrease in cash required for working capital was driven by growth in our underlying business as we have historically operated in a negative working capital position.

Net cash provided from operating activities in 2018 comprised $25 million in earnings adjusted for non-cash charges and a $24 million decrease in cash required for working capital. The decrease in cash required for working capital was primarily driven by growth in our underlying business as we have historically operated in a negative working capital position.

Investing Activities

Net cash used for investing activities was $5 million for each of the three months ended March 31, 2019 and 2018.

Capital expenditures decreased to $4 million for the three months ended March 31, 2019, compared to $5 million for the three months ended March 31, 2018, and included recurring capital needs and information technology projects. For each of the three months ended March 31, 2019 and 2018, we incurred incremental capital expenditures required to effect the Spin-off of $2 million, principally reflecting costs to replicate information technology systems historically shared with ServiceMaster. We expect capital expenditures for the full year 2019 relating to recurring capital needs and the continuation of investments in information systems and productivity enhancing technology to be approximately $30 million to $40 million. We have no additional material capital commitments at this time.

Cash flows provided from purchases, sales and maturities of securities, net, for the three months ended March 31, 2019 and 2018 were $3 million and $1 million, respectively, and were driven by the maturity and sale of marketable securities.

Cash flows used for other investing activities for the three months ended March 31, 2019 were $3 million and represent ongoing strategic investments in our business.

Financing Activities

Net cash used for financing activities was $2 million for the three months ended March 31, 2019, compared to $37 million for the three months ended March 31, 2018.

Payments on debt and finance lease obligations were $2 million and less than $1 million for the three months ended March 31, 2019 and 2018, respectively.

Net transfers to Parent included in financing activities were $37 million for the three months ended March 31, 2018.

Contractual Obligations

Our 2018 Form 10-K includes disclosures of our contractual obligations and commitments as of December 31, 2018. We continue to make the contractually required payments, and, therefore, the 2019 obligations and commitments described in our 2018 Form 10-K have been reduced by the required payments.

Financial Position

The following discussion describes changes in our financial position from December 31, 2018 to March 31, 2019.

Cash and cash equivalents increased from prior year levels, primarily due to cash provided from operating activities.

The Operating lease right-of-use assets and Operating lease liabilities were recorded effective as of January 1, 2019 as a result of the adoption of ASC 842. Upon adoption of ASC 842, we recognized a right-of-use asset and lease liability for all leases with terms of 12 months or less. See Note 5 included in Part I, Item 1 of this report for further information regarding our leases.

Deferred revenue increased from prior year levels, primarily due to the recognition of a contract liability of $40 million related to the recognition of monthly pay-customer revenue on an other-than-straight-line basis to match the timing of cost recognition.

Off-Balance Sheet Arrangements

As of March 31, 2019, we did not have any significant off-balance sheet arrangements.

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

We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt and by utilizing an interest rate swap. During the three months ended March 31, 2019, there were no material changes to the market risk associated with debt obligations and other significant instruments from the risks described in Part II, Item 7A in our 2018 Form 10-K.

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

Changes in internal control over financial reporting

No changes in our internal control over financial reporting, as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act, occurred during the first quarter of fiscal 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in our 2018 Form 10-K, which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors disclosed in our 2018 Form 10-K. The risks described in our 2018 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 6. EXHIBITS

Exhibit Number	Description
2.1+

Separation and Distribution Agreement, dated as of September 28, 2018, by and between ServiceMaster Global Holdings, Inc. and frontdoor, inc. (incorporated by reference to Exhibit 2.1 to Frontdoor’s Current Report on Form 8-K filed on October 1, 2018).

3.1	Amended and Restated Certificate of Incorporation of frontdoor, inc. (incorporated by reference to Exhibit 3.1 to Frontdoor’s Current Report on Form 8-K filed on October 1, 2018).
3.2	Amended and Restated Bylaws of frontdoor, inc. (incorporated by reference to Exhibit 3.2 to Frontdoor’s Current Report on Form 8-K filed on October 1, 2018).
10.1*	Form of Restricted Stock Unit Grant Notice under the frontdoor, inc. 2018 Omnibus Incentive Plan.
10.2*	Form of Stock Option Grant Notice under the frontdoor, inc. 2018 Omnibus Incentive Plan.
10.3*	Form of Performance Share Grant Notice under the frontdoor, inc. 2018 Omnibus Incentive Plan.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a - 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a - 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Extension Presentation Linkbase

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

Date: May 9, 2019

frontdoor, inc.
(Registrant)

By:	/s/ Brian K. Turcotte
Brian K. Turcotte
Senior Vice President and Chief Financial Officer (Principal Financial Officer)