Form 10-Q
period 2019-06-30
frontdoor, inc.
filed 2019-08-08
CIK 1727263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________________________________________

FORM 10-Q

________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

901-701-5002

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on which Registered
Common stock, par value $0.01 per share	FTDR	The Nasdaq Stock Market LLC

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

Yes  ☐  No  ☒

The number of shares of the registrant’s common stock outstanding as of August 2, 2019: 84,648,987 shares of common stock, par value $0.01 per share.

frontdoor, inc.

Quarterly Report on Form 10-Q

GLOSSARY OF TERMS AND SELECTED ABBREVIATIONS

In order to aid the reader, we have included certain terms and abbreviations used throughout this Quarterly Report on Form 10-Q below:

Term/Abbreviation	Definition

2018 Form 10-K	frontdoor, inc. Annual Report on Form 10-K for the year ended December 31, 2018
2026 Notes	6.750% senior notes in the aggregate principal amount of $350 million
AOCI	Accumulated other comprehensive income or loss
ASC	FASB Accounting Standards Codification
ASC 740	ASC Topic 740, Income Taxes
ASC 842	ASC Topic 842, Leases
ASU	FASB Accounting Standards Update
ASU 2016-02	ASU 2016-02, Leases (Topic 842)
ASU 2016-13	ASU 2016-13, Financial Instruments–Credit Losses (Topic 326)
ASU 2018-15	ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract
Code	Internal Revenue Code of 1986, as amended
Credit Agreement	The agreements governing the Term Loan Facility and the Revolving Credit Facility
Credit Facilities	The Term Loan Facility together with the Revolving Credit Facility
ESPP	frontdoor, inc. 2019 Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	U.S. Financial Accounting Standards Board
HVAC	Heating, ventilation and air conditioning
Indenture	The indenture and supplemental indenture between Frontdoor and Wilmington Trust, National Association as trustee, that governs the 2026 Notes
IRS	Internal Revenue Service
Omnibus Plan	frontdoor, inc. 2018 Omnibus Incentive Plan
Parent or ServiceMaster	ServiceMaster Global Holdings, Inc.
Revolving Credit Facility	$250 million revolving credit facility
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Term Loan Facility	$650 million senior secured term loan facility
U.S.	United States of America
U.S. GAAP	Accounting principles generally accepted in the U.S.

The following terms in this Quarterly Report on Form 10-Q are our trademarks: frontdoor™, American Home Shield®, HSA®, OneGuard®, Landmark® and the frontdoor logo.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated and Combined Statements of Operations and Comprehensive Income (Unaudited)

(In millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue	$388	$355	$658	$602
Cost of services rendered	183	195	326	330
Gross Profit	205	159	333	272
Selling and administrative expenses	104	87	193	169
Depreciation and amortization expense	6	5	12	9
Restructuring charges	—	—	—	3
Spin-off charges	—	8	1	15
Affiliate royalty expense	—	—	—	1
Interest expense	16	—	31	—
Interest income from affiliate	—	(1)	—	(1)
Interest and net investment income	(2)	(1)	(3)	(1)
Income before Income Taxes	81	60	98	78
Provision for income taxes	20	15	25	20
Net Income	$60	$45	$73	$58
Other Comprehensive Income (Loss), Net of Income Taxes:
Net unrealized loss on derivative instruments	(7)	—	(12)	—
Total Comprehensive Income	$53	$45	$61	$58
Earnings per Share:
Basic	$0.71	$0.53	$0.87	$0.69
Diluted	$0.71	$0.53	$0.87	$0.69
Weighted-average Common Shares Outstanding:
Basic	84.6	84.5	84.6	84.5
Diluted	84.8	84.5	84.7	84.5

See accompanying Notes to the unaudited Condensed Consolidated and Combined Financial Statements

Condensed Consolidated Statements of Financial Position (Unaudited)

(In millions, except share data)

	As of
	June 30,	December 31,
	2019	2018
Assets:
Current Assets:
Cash and cash equivalents	$420	$296
Marketable securities	5	9
Receivables, less allowance of $2 in each period	9	12
Prepaid expenses and other assets	14	13
Total Current Assets	448	330
Other Assets:
Property and equipment, net	49	47
Goodwill	477	476
Intangible assets, net	156	158
Operating lease right-of-use assets	18	—
Deferred customer acquisition costs	19	21
Other assets	12	10
Total Assets	$1,179	$1,041
Liabilities and Shareholders' Equity:
Current Liabilities:
Accounts payable	$58	$41
Accrued liabilities:
Payroll and related expenses	12	10
Home service plan claims	84	67
Interest payable	9	9
Other	43	26
Deferred revenue	183	185
Current portion of long-term debt	7	7
Total Current Liabilities	396	345
Long-Term Debt	975	977
Other Long-Term Liabilities:
Deferred taxes	36	39
Operating lease liabilities	21	—
Other long-term obligations	29	24
Total Other Long-Term Liabilities	86	63
Commitments and Contingencies (Note 8)
Shareholders' Equity:
Common stock, $0.01 par value; 2,000,000,000 shares authorized; 84,644,923 shares issued and outstanding at June 30, 2019 and 84,545,152 shares issued and outstanding at December 31, 2018	1	1
Additional paid-in capital	6	1
Accumulated deficit	(263)	(336)
Accumulated other comprehensive loss	(21)	(9)
Total Deficit	(278)	(344)
Total Liabilities and Shareholders' Equity	$1,179	1,041

See accompanying Notes to the unaudited Condensed Consolidated and Combined Financial Statements

Condensed Consolidated and Combined Statement of Changes in (Deficit) Equity (Unaudited)

(In millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net Parent Investment
Balance at beginning of period	$—	$642	$—	$661
Net income	—	45	—	58
Stock-based employee compensation	—	1	—	2
Adoption of ASC 606	—	—	—	2
Net transfers to Parent	—	(30)	—	(66)
Balance at end of period	—	657	—	657
Common Stock
Balance at beginning of period	1	—	1	—
Balance at end of period	1	—	1	—
Additional Paid-in Capital
Balance at beginning of period	3	—	1	—
Stock-based employee compensation	3	—	4	—
Balance at end of period	6	—	6	—
Accumulated Deficit
Balance at beginning of period	(323)	—	(336)	—
Net income	60	—	73	—
Balance at end of period	(263)	—	(263)	—
Accumulated Other Comprehensive Loss
Balance at beginning of period	(14)	—	(9)	—
Other comprehensive loss, net of tax	(7)	—	(12)	—
Balance at end of period	(21)	—	(21)	—
Total (Deficit) Equity	$(278)	$657	$(278)	$657

See accompanying Notes to the unaudited Condensed Consolidated and Combined Financial Statements

Condensed Consolidated and Combined Statements of Cash Flows (Unaudited)

(In millions)

	Six Months Ended
	June 30,
	2019	2018
Cash and Cash Equivalents at Beginning of Period	$296	$282
Cash Flows from Operating Activities:
Net Income	73	58
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization expense	12	9
Deferred income tax provision	1	4
Stock-based compensation expense	4	2
Restructuring charges	—	3
Payments for restructuring charges	—	(4)
Spin-off charges	1	15
Payments for spin-off charges	(1)	(7)
Other	2	—
Change in working capital, net of acquisitions:
Receivables	3	(2)
Prepaid expenses and other current assets	1	(1)
Accounts payable	17	12
Deferred revenue	(1)	5
Accrued liabilities	16	26
Current income taxes	11	—
Net Cash Provided from Operating Activities	140	122
Cash Flows from Investing Activities:
Purchases of property and equipment	(10)	(17)
Business acquisitions, net of cash received	(3)	—
Purchases of available-for-sale securities	—	(10)
Sales and maturities of available-for-sale securities	4	10
Other investing activities	(3)	—
Net Cash Used for Investing Activities	(12)	(16)
Cash Flows from Financing Activities:
Payments of debt and finance lease obligations	(4)	(6)
Net transfers to Parent	—	(67)
Net Cash Used for Financing Activities	(4)	(74)
Cash Increase During the Period	124	32
Cash and Cash Equivalents at End of Period	$420	$314

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

On March 20, 2019, ServiceMaster agreed to transfer its remaining 16,734,092 shares of Frontdoor stock to a financial institution pursuant to an exchange agreement. Subsequent to that date, the financial institution conducted a secondary offering of those shares. The transfer was completed on March 27, 2019, resulting in the full separation of Frontdoor from ServiceMaster and the disposal of ServiceMaster's entire ownership and voting interest in Frontdoor.

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

The accompanying condensed consolidated and combined financial statements include all revenues, costs, assets and liabilities directly attributable to us. ServiceMaster’s debt and corresponding interest expense were not allocated to us for periods prior to the Spin-off since we were not the obligor of the debt. The accompanying condensed consolidated and combined statements of operations and comprehensive income include allocations of certain costs from ServiceMaster incurred on our behalf. Such corporate-level costs were allocated to us using methods based on proportionate formulas such as revenue, headcount and others. Such corporate costs include costs pertaining to: accounting and finance; legal; human resources; information technology; insurance; marketing; tax services; procurement services and other costs. We consider the expense allocation methodology and results to be reasonable for all periods presented. However, these allocations may not be indicative of the actual level of expense that we would have incurred if we had operated as a separate stand-alone, publicly traded company during the periods presented nor are these costs necessarily indicative of costs we may incur in the future. See Note 9 to the accompanying condensed consolidated and combined financial statements for information regarding allocations from ServiceMaster.

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

 Note 2. Significant Accounting Policies

Our significant accounting policies are described in Note 2 to the audited consolidated and combined financial statements included in our 2018 Form 10-K. There have been no material changes to the significant accounting policies for the three and six months ended June 30, 2019, other than the adoption of ASC 842, which became effective January 1, 2019.

Leases

We determine if an arrangement is a lease at inception. We recognize an ROU asset and lease liability for all leases with terms of 12 months or more. ROU assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. The operating lease ROU asset is recorded net of lease incentives. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. We have lease agreements with lease and non-lease components, which are accounted for separately for our real estate leases. See Note 5 to the accompanying condensed consolidated and combined financial statements for information related to our leases.

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

Accounting Standards Issued but Not Yet Effective

In June 2016, the FASB issued ASU 2016-13, which requires earlier recognition of credit losses, while also providing additional transparency about credit risk. Further, the new credit loss model utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. We plan to adopt this standard and related amendments on its effective date of January 1, 2020 and are currently evaluating its impact on our consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-15, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This standard is effective for us on January 1, 2020. We are currently evaluating the impact the adoption of this standard will have on our consolidated financial statements and related disclosures.

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

We disaggregate revenue from contracts with customers into major customer acquisition channels. We determined that disaggregating revenue into these categories achieves the disclosure objective to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Revenue by major customer acquisition channel is as follows:

___

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2019	2018	2019	2018
Renewals	$263	$235	$444	$398
Real estate	75	74	129	127
Direct-to-consumer	48	44	81	75
Other	2	1	4	3
Total	$388	$355	$658	$602

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

Costs to obtain a contract with a customer

We capitalize the incremental costs of obtaining a contract with a customer, primarily commissions, and recognize the expense using the input method in proportion to the costs expected to be incurred in performing services under the contracts, over the expected customer relationship period. As of June 30, 2019 and December 31, 2018, deferred customer acquisition costs were $19 million and $21 million, respectively. Amortization of these deferred acquisition costs was $6 million for each of the three months ended June 30, 2019 and 2018, and $10 million and $11 million for the six months ended June 30, 2019 and 2018, respectively. There was no impairment loss in relation to these capitalized costs.

Contract balances

Timing of revenue recognition may differ from the timing of invoicing to customers. Contracts with customers, including contracts resulting from customer renewals, are generally for a period of one year. We record a receivable related to revenue recognized on services once we have an unconditional right to invoice and receive payment in the future related to the services provided. All accounts receivable are recorded within Receivables, less allowances, in the accompanying condensed consolidated statements of financial position. Additionally, when revenue is recognized on monthly-pay customers before being billed, a contract asset is created.

Deferred revenue represents a contract liability and is recognized when cash payments are received in advance of the performance of services, including when the amounts are refundable. Amounts are recognized as revenue in proportion to the costs expected to be incurred in performing services under our contracts. Deferred revenue was $183 million and $185 million as of June 30, 2019 and December 31, 2018, respectively, and as of June 30, 2019, includes a net contract liability of $5 million related to the recognition of monthly pay-customer revenue on an other-than-straight-line basis to match the timing of cost recognition.

Changes in deferred revenue for the six months ended June 30, 2019, were as follows:

(In millions)	Deferred revenue
Balance as of December 31, 2018	$185
Deferral of revenue	195
Recognition of deferred revenue	(197)
Balance as of June 30, 2019	$183

Of the $185 million that was included in the deferred revenue balance as of December 31, 2018, there was approximately $73 million and $143 million of revenue recognized in the three and six months ended June 30, 2019, respectively.

Note 4. Goodwill and Intangible Assets

Goodwill and indefinite-lived intangible assets are not amortized and are subject to assessment for impairment by applying a fair-value-based test on an annual basis or more frequently if circumstances indicate a potential impairment. An assessment for impairment is performed on October 1 of every year. The balance of goodwill was $477 million and $476 million as of June 30, 2019 and December 31, 2018, respectively. There were no goodwill or trade name impairment charges recorded in the three and six months ended June 30, 2019 and 2018. There were no accumulated impairment losses recorded as of June 30, 2019 and December 31, 2018. During the second quarter of 2019, we completed a business acquisition for $3 million in cash from operations, which was primarily allocated to other intangible assets and goodwill.

The table below summarizes the other intangible asset balances:

	As of June 30, 2019			As of December 31, 2018
(In millions)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trade name(1)	$140	$—	$140	$140	$—	$140
Customer relationships	173	(167)	6	173	(165)	7
Other	34	(24)	10	32	(22)	10
Total	$347	$(190)	$156	$345	$(187)	$158

___________________________________

(1)Not subject to amortization.

Amortization expense was $1 million and $2 million for the three months ended June 30, 2019 and 2018, respectively, and $3 million and $4 million for the six months ended June 30, 2019 and 2018, respectively. The following table outlines expected amortization expense for existing intangible assets for the remainder of 2019 and future years:

(In millions)
2019 (remainder)	$3
2020	6
2021	4
2022	1
2023	1
Total	$16

Note 5. Leases

We have operating leases primarily for corporate offices and call centers and finance leases for vehicles. Our leases have remaining lease terms of one year to 16 years, some of which include options to extend the leases for up to five years. Renewal options that are reasonably certain to be exercised are included in the lease term. An incremental borrowing rate is used in determining the present value of lease payments unless an implicit rate is readily determinable. Incremental borrowing rates are determined based on our secured borrowing rating and the lease term. Disclosures related to finance lease obligations are immaterial and, as such, are not included in the discussion below.

The weighted average remaining lease term and weighted average discount rate is as follows:

As of June 30, 2019
Weighted average remaining lease term (years):
Operating leases	10
Weighted average discount rate:
Operating leases	6.2%

We recognized operating lease expense, including allocated corporate rent for the period prior to the Spin-off, of $1 million for each of the three months ended June 30, 2019 and 2018, respectively, and $2 million and $3 million for the six months ended June 30, 2019 and 2018, respectively. These expenses are included in Selling and administrative expenses in the accompanying condensed consolidated and combined statements of operations and comprehensive income.

Supplemental cash flow information related to operating leases is as follows:

Six Months Ended
(In millions)	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities	$2
Leased assets obtained in exchange for new lease liabilities	1

As a result of our adoption of ASC 842, we recognized ROU assets and lease liabilities of approximately $24 million for operating leases as of January 1, 2019. These amounts are excluded from the accompanying condensed consolidated and combined statements of cash flows as non-cash operating activities. Our accounting for finance leases remained unchanged.

Supplemental balance sheet information related to operating leases is as follows:

(In millions)	As of June 30, 2019
Operating lease right-of-use assets	$24
Less lease incentives	(6)
Operating lease right-of-use assets, net	$18

Other accrued liabilities	$3
Operating lease liabilities	21
Total operating lease liabilities	$24

The following table presents maturities of our operating lease liabilities as of June 30, 2019.

Operating
(In millions)	Leases
2019 (remainder)	$2
2020	4
2021	4
2022	4
2023	3
2024	2
Thereafter	13
Total lease payments	33
Less imputed interest	(9)
Total	$24

As previously disclosed in our 2018 Form 10-K, based on leases in place as of December 31, 2018, future long-term noncancelable operating lease payments were expected to be approximately $4 million in 2019, $4 million in 2020, $4 million in 2021, $3 million in 2022, $3 million in 2023 and $12 million in 2024 and thereafter. These amounts exclude the impact of lease incentives of $5 million.

Note 6. Income Taxes

As discussed above, although we were historically included in the consolidated income tax returns of ServiceMaster, our income taxes prior to the Spin-off were computed and are reported herein under the “separate return method.” Use of the separate return method may result in differences when the sum of the amounts allocated to stand-alone provisions are compared with amounts presented in financial statements. In that event, the related deferred tax assets and liabilities could be significantly different from those presented herein. Certain tax attributes, e.g., net operating loss carryforwards, which were reflected in ServiceMaster’s consolidated financial statements may or may not exist at the stand-alone Frontdoor level.

As required by ASC 740, we compute interim period income taxes by applying an anticipated annual effective tax rate to our year-to-date income or loss from operations before income taxes, except for significant unusual or infrequently occurring items. Our estimated tax rate is adjusted each quarter in accordance with ASC 740. The effective tax rate on income was 25.1 percent and 24.7 percent for the three months ended June 30, 2019 and 2018, respectively, and 25.4 percent and 25.1 percent for the six months ended June 30, 2019 and 2018, respectively.

We are subject to taxation in the United States and various states. Pursuant to the terms of the tax matters agreement entered into with ServiceMaster in connection with the Spin-off, we are not subject to federal examination by the IRS or examination by state taxing authorities where a unitary or combined state income tax return is filed for the years prior to 2018. We are not subject to state and local income tax examinations by tax authorities in jurisdictions where separate income tax returns are filed for the years prior to 2014. All of our income before income taxes for the three and six months ended June 30, 2019 and 2018 was generated in the United States.

Our policy is to recognize potential interest and penalties related to our tax positions within the tax provision. Total interest and penalties included in the accompanying condensed consolidated and combined statements of operations and comprehensive income are immaterial.

Note 7. Spin-off Charges

We incurred Spin-off charges of less than $1 million (less than $1 million, net of tax) and $8 million ($6 million, net of tax) for the three months ended June 30, 2019 and 2018, respectively, and $1 million ($1 million, net of tax) and $15 million ($12 million, net of tax) for the six months ended June 30, 2019 and 2018, respectively.

These charges include nonrecurring costs incurred to evaluate, plan and execute the Spin-off. For the three months ended June 30, 2019, Spin-off charges were primarily comprised of other incremental costs directly related to the Spin-off process. For the three months ended June 30, 2018, Spin-off charges primarily comprised $6 million of third-party consulting fees and $2 million of other incremental costs directly related to the Spin-off process.

For the six months ended June 30, 2019, Spin-off charges were primarily comprised of third-party consulting fees. For the six months ended June 30, 2018, Spin-off charges primarily comprised $12 million of third-party consulting fees and $3 million of other incremental costs directly related to the Spin-off process.

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

A reconciliation of the beginning and ending balances of accrued Spin-off charges, which are included in "Accrued liabilities—other" on the accompanying condensed consolidated statements of financial position, is presented as follows:

(In millions)	Accrued Spin-off Charges
Balance as of December 31, 2018	$—
Costs incurred	1
Costs paid or otherwise settled	(1)
Balance as of June 30, 2019	$—

Balance as of December 31, 2017	$1
Costs incurred(1)	13
Costs paid or otherwise settled	(7)
Balance as of June 30, 2018	$7

___________________________________

(1)An additional $2 million of Spin-off charges were pre-paid in 2017 and subsequently expensed during the six months ended June 30, 2018.

For the six months ended June 30, 2019 and 2018, we incurred incremental capital expenditures required to effect the Spin-off of $2 million and $10 million, respectively, principally reflecting costs to replicate information technology systems historically shared with ServiceMaster.

Note 8. Commitments and Contingencies

Accruals for home service plan claims are made based on claims experience and actuarial projections. Accruals are established based on estimates of the ultimate cost to settle claims. Home service plan claims take approximately three months to settle, on average, and substantially all claims are settled within six months of incurrence. The amount of time required to settle a claim can vary based on a number of factors, including whether a replacement is ultimately required. In addition to our estimates, we engage a third-party actuary to perform an accrual analysis utilizing generally accepted actuarial methods that incorporate cumulative historical claims experience and information provided by us. We regularly review our estimates of claims costs along with the third-party analysis and adjust the estimates when appropriate. We believe the use of actuarial methods to account for these liabilities provides a consistent and effective way to measure these judgmental accruals.

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

Corporate expenses

The accompanying condensed consolidated and combined financial statements include transactions with ServiceMaster for services (such as executive functions, information systems, accounting and finance, human resources, legal and general corporate expenses) that were provided to us by the centralized ServiceMaster organization. Corporate-level items also include personnel-related expenses of corporate employees (such as salaries, insurance coverage, stock-based compensation costs, etc.). Throughout the period covered by the accompanying condensed consolidated and combined financial statements, the costs of such functions, services and items were directly charged or allocated to us using methods management believes are reasonable. The methods for allocating functions, services and items to us were based on proportional allocation bases which include revenue, headcount and others. All such costs were deemed to have been incurred and settled in the period in which the costs were recorded. For the three and six months ended June 30, 2018, directly charged corporate expenses are included in Selling and administrative expenses in the accompanying condensed consolidated and combined statements of operations and comprehensive income in the amounts of $4 million and $7 million, respectively. For the three and six months ended June 30, 2018, allocated corporate expenses are included in Selling and administrative expenses in the accompanying condensed consolidated and combined statements of operations and comprehensive income in the amounts of $12 million and $24 million, respectively.

ServiceMaster trade and service marks

We had a trademark license agreement with ServiceMaster in which we were charged a royalty fee for the use of ServiceMaster-owned trade and service marks. The royalty fee was 0.175 percent of our customer revenues for the period. For the three and six months ended June 30, 2018, the royalty fee was less than $1 million and $1 million, respectively. The trademark license agreement with ServiceMaster was terminated in connection with the Spin-off.

Health insurance coverage

Our employees participated in a self-insured health insurance program administered by ServiceMaster through June 30, 2018. We paid premiums to ServiceMaster for this coverage, which were based on the number of our employees in the medical plan. These premiums are reflected in the accompanying condensed consolidated and combined statements of operations and comprehensive income in the amounts of $2 million and $4 million for the three and six months ended June 30, 2018, respectively. In addition to these costs, a portion of medical insurance costs for corporate employees were allocated to us through the corporate expense allocation discussed under the heading “Corporate expenses” above.

Risk management

Prior to the Spin-off, ServiceMaster carried insurance policies on insurable risks related to our business at levels which it believed to be appropriate, including workers’ compensation, automobile and general liability risks. These insurance policies were purchased from third-party insurance carriers, which typically incorporated significant deductibles or self-insured retentions. We paid a premium to ServiceMaster in exchange for the coverage provided. Expenses related to coverage provided by ServiceMaster and changes in ultimate losses relating to self-insured programs are reflected in the accompanying condensed consolidated and combined statements of operations and comprehensive income in the amounts of $1 million and $2 million for the three and six months ended June 30, 2018, respectively. Our coverage under these self-insured programs was terminated in connection with the Spin-off.

Note 10. Stock-Based Compensation

We recognized stock-based compensation expense of $3 million ($2 million, net of tax) and $1 million ($1 million, net of tax) for the three months ended June 30, 2019 and 2018, respectively, and $4 million ($4 million, net of tax) and $2 million ($1 million, net of tax) for the six months ended June 30, 2019 and 2018, respectively. These charges are included in Selling and administrative expenses in the accompanying condensed consolidated and combined statements of operations and comprehensive income.

As of June 30, 2019, there was $23 million of total unrecognized compensation costs related to unvested stock options, restricted stock units (“RSUs”) and performance shares granted under the Omnibus Plan. These remaining costs are expected to be recognized over a weighted-average period of 3.20 years.

On March 21, 2019, our board of directors approved and recommended for approval by our stockholders the ESPP, which was approved by our stockholders on April 29, 2019 and became effective for offering periods commencing July 1, 2019. The ESPP is intended to qualify for favorable tax treatment under Section 423 of the Code. Under the plan, eligible employees of the Company may purchase common stock, subject to IRS limits, during pre-specified offering periods at a discount established by Frontdoor not to exceed 15 percent of the then current fair market value. A maximum of 1,250,000 shares of our common stock are authorized for sale under the plan.

Note 11. Long-Term Debt

Long-term debt is summarized in the following table:

	As of
	June 30,	December 31,
(In millions)	2019	2018
Term Loan Facility maturing in 2025(1)	$637	$639
Revolving Credit Facility maturing in 2023	—	—
2026 Notes(2)	345	344
Other	1	1
Less current portion	(7)	(7)
Total long-term debt	$975	$977

___________________________________

(1)As of June 30, 2019 and December 31, 2018, presented net of $7 million and $8 million, respectively, in unamortized debt issuance costs and $1 million and $2 million, respectively, in unamortized original issue discount paid.

(2)As of June 30, 2019 and December 31, 2018, presented net of $5 million and $6 million, respectively, in unamortized debt issuance costs.

Note 12. Supplemental Cash Flow Information

Supplemental information relating to the accompanying condensed consolidated and combined statements of cash flows is presented in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(In millions)	2019	2018	2019	2018
Cash paid for or (received from):
Interest expense	$9	$1	$30	$1
Income tax payments, net of refunds(1)	7	—	13	—
Interest and dividend income	(2)	—	(3)	—

___________________________________

(1)Prior to the Spin-off, all income tax payments and refunds were paid and received by ServiceMaster on our behalf.

Note 13. Cash and Marketable Securities

Cash, money market funds and certificates of deposit with maturities of three months or less when purchased are included in Cash and cash equivalents in the accompanying condensed consolidated statements of financial position. As of June 30, 2019 and December 31, 2018, marketable securities primarily consisted of treasury bills with maturities of less than one year and are classified as available-for-sale securities. The amortized cost, fair value and gross unrealized gains and losses of our short-term investments are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In millions)	Cost	Gains	Losses	Value
Available-for-sale securities, June 30, 2019
Debt securities	$5	$—	$—	$5
Available-for-sale securities, December 31, 2018
Debt securities	$9	$—	$—	$9

There were no unrealized losses which had been in a loss position for more than one year as of June 30, 2019 and December 31, 2018.

Gains and losses on sales of investments, as determined on a specific identification basis, are included in investment income in the period they are realized. For the three and six months ended June 30, 2019 and 2018, there were no gross realized gains or losses resulting from sales of available-for-sale securities. The table below summarizes proceeds and maturities for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2019	2018	2019	2018
Proceeds from sale of securities	$—	$1	$—	$1
Maturities of securities	2	—	4	9

We periodically review our portfolio of investments to determine whether there has been an other-than-temporary decline in the value of the investments from factors such as deterioration in the financial condition of the issuer or the market(s) in which the issuer competes. There were no impairment charges due to declines in the value of these investments for the three and six months ended June 30, 2019 and 2018.

Note 14. Comprehensive Income (Loss)

Comprehensive income (loss), which includes net income (loss), unrealized gain (loss) on derivative instruments and unrealized gain (loss) on marketable securities, is disclosed in the accompanying condensed consolidated and combined statements of operations and comprehensive income and condensed consolidated and combined statements of changes in equity.

The following tables summarize the activity in AOCI, net of the related tax effects.

		Unrealized
		Gains (Losses)
	Unrealized	on Available
	Loss	-for-Sale
(In millions)	on Derivatives	Securities	Total
Balance as of December 31, 2018	$(9)	$—	$(9)
Other comprehensive income (loss) before reclassifications:
Pre-tax amount	(17)	—	(16)
Tax provision (benefit)	(4)	—	(4)
After-tax amount	(13)	—	(13)
Amounts reclassified from accumulated other comprehensive income (loss)(1)	1	—	1
Net current period other comprehensive income (loss)	(12)	—	(12)
Balance as of June 30, 2019	$(21)	$—	$(21)

Balance as of December 31, 2017	$—	$—	$—
Net current period other comprehensive income (loss)	—	—	—
Balance as of June 30, 2018	$—	$—	$—

___________________________________

(1)Amounts are net of tax. See reclassifications out of AOCI below for further details.

Reclassifications out of AOCI included the following components for the periods indicated.

	Amounts Reclassified from Accumulated
	Other Comprehensive Income (Loss)
	As of June 30,		Consolidated and Combined Statements of
(In millions)	2019	2018	Operations and Comprehensive Income Location
Loss on interest rate swap contract	$(1)	$—	Interest expense
Impact of income taxes	—	—	Provision for income taxes
Total reclassifications related to derivatives	$(1)	$—
Total reclassifications for the period	$(1)	$—

Note 15. Derivative Financial Instruments

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

The effective portion of the gain or loss on our interest rate swap contract is recorded in AOCI. These amounts are reclassified into earnings in the same period or periods during which the hedged forecasted debt interest settlement affects earnings. See Note 14 to the accompanying condensed consolidated and combined financial statements for the effective portion of the gain or loss on derivative instruments recorded in AOCI and for the amounts reclassified out of AOCI and into earnings. As the underlying forecasted transactions occur during the next 12 months, the unrealized hedging loss in AOCI expected to be recognized in earnings is $3 million, net of tax, as of June 30, 2019. The amounts that are ultimately reclassified into earnings will be based on actual interest rates at the time the positions are settled and may differ materially from the amount noted above.

Note 16. Fair Value Measurements

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

The period-end carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The period-end carrying amount of short-term marketable securities also approximates fair value and consists of available-for-sale debt securities. Unrealized gains and losses are reported net of tax as a component of AOCI in the accompanying condensed consolidated statements of financial position. Any unrealized losses where the decline in value is other than temporary are reported in Interest and net investment income in the accompanying condensed consolidated and combined statements of operations and comprehensive income. There were no other-than-temporary declines in value for the periods ended June 30, 2019 and 2018. The carrying amount of total debt was $982 million and $984 million, and the estimated fair value was $1,019 million and $958 million as of June 30, 2019 and December 31, 2018, respectively. The fair value of our debt is estimated based on available market prices for the same or similar instruments that are considered significant other observable inputs (Level 2) within the fair value hierarchy. The fair values presented reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value estimates presented in this report are based on information available to us as of June 30, 2019 and December 31, 2018.

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

We did not change our valuation techniques for measuring the fair value of any financial assets and liabilities during the year. Transfers between levels, if any, are recognized at the end of the reporting period. There were no transfers between levels during each of the six months ended June 30, 2019 and 2018.

The carrying amount and estimated fair value of our financial instruments that are recorded at fair value on a recurring basis for the periods presented are as follows:

			Estimated Fair Value Measurements
(In millions)	Statement of Financial Position Location	Carrying Value	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2019:
Financial Assets:
Investments in marketable securities	Marketable securities	$5	$5	$—	$—
Total financial assets		$5	$5	$—	$—
Financial Liabilities:
Interest rate swap contract	Other accrued liabilities	$4	$—	$4	$—
	Other long-term obligations	23	—	23	—
Total financial liabilities		$27	$—	$27	$—

As of December 31, 2018:
Financial Assets:
Investments in marketable securities	Marketable securities	$9	$9	$—	$—
Total financial assets		$9	$9	$—	$—
Financial Liabilities:
Interest rate swap contract	Other accrued liabilities	$2	$—	$2	$—
	Other long-term obligations	10	—	10	—
Total financial liabilities		$12	$—	$12	$—

Note 17. Earnings Per Share

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

Basic and diluted earnings per share are calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share data)	2019	2018	2019	2018
Net Income	$60	$45	$73	$58
Weighted-average common shares outstanding(1)	84.6	84.5	84.6	84.5
Effect of dilutive securities:
RSUs	0.1	—	0.1	—
Stock options(2)	0.1	—	—	—
Weighted-average common shares outstanding - assuming dilution	84.8	84.5	84.7	84.5
Basic earnings per share	$0.71	$0.53	$0.87	$0.69
Diluted earnings per share	$0.71	$0.53	$0.87	$0.69

___________________________________

(1)For the three and six months ended June 30, 2018, earnings per share was calculated based on the 84,515,619 shares of Frontdoor stock that were outstanding at the date of the Spin-off.

(2)Options to purchase 0.5 million shares and 0.3 million shares for the three and six months ended June 30, 2019, respectively, were not included in the diluted earnings per share calculation because their effect would have been anti-dilutive.

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

For the three months ended June 30, 2019 and 2018, we generated revenue, net income and Adjusted EBITDA of $388 million, $60 million and $105 million, respectively, and $355 million, $45 million and $73 million, respectively. For the six months ended June 30, 2019 and 2018, we generated revenue, net income and Adjusted EBITDA of $658 million, $73 million and $149 million, respectively, and $602 million, $58 million and $105 million, respectively.

For the six months ended June 30, 2019, our total operating revenue included 67 percent of revenue derived from existing customer renewals, while 20 percent and 12 percent were derived from new unit sales made in conjunction with existing home resale transactions and direct-to-consumer sales, respectively, and one percent was derived from other revenue streams.

For the six months ended June 30, 2018, our total operating revenue included 66 percent of revenue derived from existing customer renewals, while 21 percent and 12 percent were derived from new unit sales made in conjunction with existing home resale transactions and direct-to-consumer sales, respectively, and less than one percent was derived from other revenue streams.

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

On March 20, 2019, ServiceMaster agreed to transfer its remaining 16,734,092 shares of Frontdoor stock to a financial institution pursuant to an exchange agreement. Subsequent to that date, the financial institution conducted a secondary offering of those shares. The transfer was completed on March 27, 2019, resulting in the full separation of Frontdoor from ServiceMaster and the disposal of ServiceMaster's entire ownership and voting interest in Frontdoor.

Our financial statements include nonrecurring costs incurred to evaluate, plan and execute the Spin-off. These costs are primarily related to third-party consulting and other incremental costs directly associated with the Spin-off process. Our results for the three months ended June 30, 2019 and 2018 include Spin-off charges of less than $1 million and $8 million, respectively. Our results for the six months ended June 30, 2019 and 2018 include Spin-off charges of $1 million and $15 million, respectively. For the six months ended June 30, 2019 and 2018, we incurred incremental capital expenditures required to effect the Spin-off of $2 million and $10 million, respectively, principally reflecting costs to replicate information technology systems historically shared with ServiceMaster. We do not expect to incur additional Spin-off charges in the remainder of 2019.

The Spin-off has resulted in increased operating costs (“dis-synergies”), which could be material to our results of operations. These dis-synergies are primarily associated with corporate functions such as finance, legal, information technology and human resources. We incurred dis-synergies of $1 million and $3 million for the three and six months ended June 30, 2019 and 2018, respectively. For the full year 2019, we currently project an approximate $3 million increase in dis-synergies compared to 2018 for an annualized increase in operating costs of approximately $7 million, which we expect to then represent our normal operating costs associated with these dis-synergies.

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

Seasonality

Our business is subject to seasonal fluctuations, which drives variations in our revenue, net income and Adjusted EBITDA for interim periods. Seasonal fluctuations are primarily driven by a higher number of central HVAC work orders in the summer months. In 2018, approximately 20 percent, 28 percent, 30 percent and 22 percent of our revenue, approximately 11 percent, 36 percent, 40 percent and 13 percent of our net income, and approximately 13 percent, 31 percent, 36 percent and 20 percent of our Adjusted EBITDA was recognized in the first, second, third and fourth quarters, respectively.

Effect of Weather Conditions

The demand for our services, and our results of operations, are affected by weather conditions. Extreme temperatures can lead to an increase in service requests related to home systems, particularly central HVAC systems, resulting in higher claim frequency and costs and lower profitability. For example, we experienced an increase in contract claims costs driven by a higher number of central HVAC work orders as a result of colder winter temperatures in the first quarter of 2018 and higher summer temperatures in the second and third quarters of 2018 as compared to historical averages. Weather conditions that have a potentially favorable impact to our business include mild winters or summers, which can lead to lower home systems claim frequency. For example, seasonally mild temperatures were a factor in the decrease in contract claims costs in the first and second quarters of 2019.

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

Acquisition Activity

We have a track record of sourcing and purchasing other businesses and successfully integrating them into our business, including the acquisitions of OneGuard Home Warranties (“OneGuard”) and Landmark Home Warranty, LLC (“Landmark”) in 2016. We anticipate that the highly fragmented nature of the home service plan industry will continue to create opportunities for further consolidation. We use acquisitions to cost-effectively grow our home service plan contract count and deepen our customer base in high-growth geographies and may consider strategic acquisitions that will expand our reach into the home services market.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2018 Form 10-K. There have been no material changes to our critical accounting policies for the three and six months ended June 30, 2019.

Non-GAAP Financial Measures

To supplement our results presented in accordance with U.S. GAAP, we have disclosed non-GAAP financial measures of operating results that exclude or adjust certain items. We present within this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section the non-GAAP financial measure of Adjusted EBITDA. See “Results of Operations — Adjusted EBITDA” for a reconciliation of net income to Adjusted EBITDA as well as “Key Business Metrics — Adjusted EBITDA” for further discussion of Adjusted EBITDA. Management believes this non-GAAP financial measure provides investors and the company useful information to evaluate our business performance and is useful for period-over-period comparisons of the performance of our business. While we believe this non-GAAP financial measure is useful in evaluating our business, it should be considered as supplemental in nature and is not meant to be considered in isolation or as a substitute for the related financial information prepared in accordance with U.S. GAAP. In addition, this non-GAAP financial measure may not be the same as similarly entitled measures reported by other companies.

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

Net Income and Earnings Per Share. The presentation of net income and basic and diluted earnings per share provides measures of performance which are useful for investors, analysts and other interested parties in company-to-company operating performance comparisons. Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period, increased to include the number of shares of common stock that would have been outstanding had potentially dilutive shares of common stock been issued. The dilutive effect of stock options, RSU’s and performance shares are reflected in diluted net income per share by applying the treasury stock method.

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

Results of Operations

Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018

	Three Months Ended		Increase
	June 30,		(Decrease)	% of Revenue
(In millions)	2019	2018	2019 vs. 2018	2019	2018
Revenue	$388	$355	9%	100%	100%
Cost of services rendered	183	195	(7)	47	55
Gross Profit	205	159	29	53	45
Selling and administrative expenses	104	87	19	27	25
Depreciation and amortization expense	6	5	28	2	1
Spin-off charges	—	8	*	—	2
Interest expense	16	—	*	4	—
Interest income from affiliate	—	(1)	*	—	—
Interest and net investment income	(2)	(1)	*	—	—
Income before Income Taxes	81	60	34	21	17
Provision for income taxes	20	15	37	5	4
Net Income	$60	$45	34%	16%	13%

________________________________

*     not meaningful

Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

	Six Months Ended		Increase
	June 30,		(Decrease)	% of Revenue
(In millions)	2019	2018	2019 vs. 2018	2019	2018
Revenue	$658	$602	9%	100%	100%
Cost of services rendered	326	330	(1)	49	55
Gross Profit	333	272	22	51	45
Selling and administrative expenses	193	169	14	29	28
Depreciation and amortization expense	12	9	34	2	1
Restructuring charges	—	3	*	—	—
Spin-off charges	1	15	*	—	2
Affiliate royalty expense	—	1	*	—	—
Interest expense	31	—	*	5	—
Interest income from affiliate	—	(1)	*	—	—
Interest and net investment income	(3)	(1)	*	—	—
Income before Income Taxes	98	78	26	15	13
Provision for income taxes	25	20	27	4	3
Net Income	$73	$58	25%	11%	10%

________________________________

*     not meaningful

Revenue

We reported revenue of $388 million and $355 million for the three months ended June 30, 2019 and 2018, respectively, and $658 million and $602 million for the six months ended June 30, 2019 and 2018, respectively. Revenue by major customer acquisition channel is as follows:

Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018

	Three Months Ended
	June 30,
(In millions)	2019	2018	Increase (Decrease)
Renewals	$263	$235	$28	12%
Real estate(1)	75	74	1	1
Direct-to-consumer(1)	48	44	4	8
Other	2	1	1	*
Total revenue	$388	$355	$33	9%

________________________________

* not meaningful

(1)First-year revenue only.

Revenue increased nine percent for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, primarily driven by higher renewal revenue due to overall growth in the number of home service plans as well as improved price realization. The increase in real estate revenue primarily reflects improved price realization, offset, in part, by a decline in new sales. The increase in direct-to-consumer revenue primarily reflects growth in new sales resulting from increased investments in marketing.

Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

	Six Months Ended
	June 30,
(In millions)	2019	2018	Increase (Decrease)
Renewals	$444	$398	$48	12%
Real estate(1)	129	127	1	1
Direct-to-consumer(1)	81	75	6	8
Other	4	3	1	*
Total revenue	$658	$602	$57	9%

________________________________

* not meaningful

(1)First-year revenue only.

Revenue increased nine percent for the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily driven by higher renewal revenue due to overall growth in the number of home service plans as well as improved price realization. The increase in real estate revenue primarily reflects improved price realization, offset, in part, by a decline in new sales. The increase in direct-to-consumer revenue primarily reflects growth in new sales resulting from increased investments in marketing.

Growth in number of home service plans and customer retention rate are presented below.

	As of
	June 30,
	2019	2018
Growth in number of home service plans	4%	6%
Customer retention rate	75%	75%

Cost of Services Rendered

We reported cost of services rendered of $183 million and $195 million for the three months ended June 30, 2019 and 2018, respectively, and $326 million and $330 million for the six months ended June 30, 2019 and 2018, respectively. The following tables provide a summary of changes in cost of services rendered:

Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018

(In millions)
Three Months Ended June 30, 2018	$195
Impact of change in revenue	10
Contract claims	(24)
Other	1
Three Months Ended June 30, 2019	$183

For the three months ended June 30, 2019, the decrease in contract claims costs includes a $13 million impact related to process improvement and cost reduction initiatives and a $10 million impact from seasonally mild weather. This favorability was offset, in part, by an $11 million increase in the underlying costs of repairs driven by inflation and tariffs. In addition, contract claims costs include a $12 million net favorable impact for adjustments related to contract claims costs development, which comprises a $5 million adjustment in the second quarter of 2019 primarily related to favorable development of prior quarter claims and a net $7 million adjustment in the second quarter of 2018 related to the adverse development of claims. Other includes an increase in bad debt expense of $1 million.

Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

(In millions)
Six Months Ended June 30, 2018	$330
Impact of change in revenue	19
Contract claims	(27)
Gain on insured home service plan claims(1)	1
Other	2
Six Months Ended June 30, 2019	$326

________________________________

(1)Represents the prior year gain on an arrangement with a captive insurance affiliate of our former parent whereby certain American Home Shield home service plan claims were insured prior to the Spin-off. Our relationship with this captive insurance affiliate was terminated in connection with the Spin-off.

For the six months ended June 30, 2019, the decrease in contract claims costs includes a $20 million impact related to process improvement and cost reduction initiatives and an $18 million impact from seasonally mild weather. This favorability was offset, in part, by a $15 million increase in the underlying costs of repairs driven by inflation and tariffs. In addition, contract claims costs include a $4 million net favorable impact for adjustments related to contract claims costs development, which comprises a favorable $3 million adjustment in the first half of 2019 related to prior year claims and a net $1 million adjustment in the first half of 2018 related to the adverse development of claims from periods prior to 2018. Other includes an increase in bad debt expense of $2 million.

Selling and Administrative Expenses

We reported selling and administrative expenses of $104 million and $87 million for the three months ended June 30, 2019 and 2018, respectively, and $193 million and $169 million for the six months ended June 30, 2019 and 2018, respectively. For the three months ended June 30, 2019 and 2018, selling and administrative expenses were comprised of sales and marketing and customer service costs of $74 million and $68 million, respectively, and general and administrative expenses of $30 million and $19 million, respectively. For the six months ended June 30, 2019 and 2018, selling and administrative expenses were comprised of sales and marketing and customer service costs of $138 million and $133 million, respectively, and general and administrative expenses of $55 million and $36 million, respectively. The following tables provide a summary of changes in selling and administrative expenses:

Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018

(In millions)
Three Months Ended June 30, 2018	$87
Sales and marketing costs	7
Customer service costs	(1)
Stock-based compensation	2
Spin-off dis-synergies	1
Other	7
Three Months Ended June 30, 2019	$104

For the three months ended June 30, 2019, the increase in sales and marketing costs was driven by targeted spending to drive sales growth, primarily in the direct-to-consumer channel. Incremental ongoing costs related to the Spin-off of $1 million were incurred, which primarily related to the separation of information technology systems which were historically shared with ServiceMaster. Other includes higher insurance-related costs of $3 million, higher incentive compensation of $2 million and a $2 million increase in other general and administrative expenses, primarily consisting of professional fees.

Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

(In millions)
Six Months Ended June 30, 2018	$169
Sales and marketing costs	8
Customer service costs	(1)
Stock-based compensation	2
Spin-off dis-synergies	3
Secondary offering costs	2
Other	10
Six Months Ended June 30, 2019	$193

For the six months ended June 30, 2019, the increase in sales and marketing costs was driven by targeted spending to drive sales growth, primarily in the direct-to-consumer channel. Incremental ongoing costs related to the Spin-off of $3 million were incurred, which primarily related to the separation of information technology systems which were historically shared with ServiceMaster. Other includes higher insurance-related costs of $4 million, a $4 million increase in other general and administrative expenses, primarily consisting of professional fees, and higher incentive compensation of $2 million.

Depreciation Expense

Depreciation expense was $4 million and $3 million for the three months ended June 30, 2019 and 2018, respectively, and $9 million and $5 million for the six months ended June 30, 2019 and 2018, respectively. The increase for the three and six months ended June 30, 2019 was primarily due to additional property and equipment related to the relocation of our corporate headquarters and information technology costs related to the Spin-off, principally reflecting costs to replicate information technology systems historically shared with ServiceMaster.

Amortization Expense

Amortization expense was $1 million and $2 million for the three months ended June 30, 2019 and 2018, respectively, and $3 million and $4 million for the six months ended June 30, 2019 and 2018, respectively.

Spin-Off Charges

We incurred Spin-off charges of less than $1 million and $8 million for the three months ended June 30, 2019 and 2018, respectively, and $1 million and $15 million for the six months ended June 30, 2019 and 2018, respectively.

These charges include nonrecurring costs incurred to evaluate, plan and execute the Spin-off. For the three months ended June 30, 2019, Spin-off charges were primarily comprised of other incremental costs directly related to the Spin-off process. For the three months ended June 30, 2018, Spin-off charges primarily comprised $6 million of third-party consulting fees and $2 million of other incremental costs directly related to the Spin-off process.

For the six months ended June 30, 2019, Spin-off charges were primarily comprised of third-party consulting fees. For the six months ended June 30, 2018, Spin-off charges primarily comprised $12 million of third-party consulting fees and $3 million of other incremental costs directly related to the Spin-off process.

Interest Expense

Interest expense was $16 million and less than $1 million for the three months ended June 30, 2019 and 2018, respectively, and $31 million and less than $1 million for the six months ended June 30, 2019 and 2018, respectively. For the three and six months ended June 30, 2019, interest expense was primarily comprised of interest related to our financing transactions totaling $1 billion that occurred in 2018 in connection with the Spin-off. For the three and six months ended June 30, 2018, interest expense represents seller-finance debt that was used to fund a portion of the 2016 acquisitions of OneGuard and Landmark as well as the interest expense on finance lease obligations.

Interest and Net Investment Income

Interest and net investment income was $2 million and $1 million for the three months ended June 30, 2019 and 2018, respectively, and $3 million and $1 million for the six months ended June 30, 2019 and 2018, respectively, and was comprised of net investment gains and interest and dividend income realized on our investment portfolio.

Provision for Income Taxes

The effective tax rate on income was 25.1 percent and 24.7 percent for the three months ended June 30, 2019 and 2018, respectively, and 25.4 percent and 25.1 percent for the six months ended June 30, 2019 and 2018, respectively. Our condensed consolidated and combined financial statements included in Part I, Item 1 of this report do not reflect any amounts due to ServiceMaster for income tax related matters as it is assumed that all such amounts due to ServiceMaster were settled at the end of each reporting period.

Net Income

Net income was $60 million and $45 million for the three months ended June 30, 2019 and 2018, respectively, and $73 million and $58 million for the six months ended June 30, 2019 and 2018, respectively. For each of the three and six months ended June 30, 2019 compared to 2018, the $15 million increase was driven by the aforementioned operating results, offset, in part, by a $5 million increase in the provision for income taxes as a result of higher income before income taxes.

Adjusted EBITDA

Adjusted EBITDA was $105 million and $73 million for the three months ended June 30, 2019 and 2018, respectively, and $149 million and $105 million for the six months ended June 30, 2019 and 2018, respectively. The following tables provide a summary of changes in our Adjusted EBITDA.

Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018

(In millions)
Three Months Ended June 30, 2018	$73
Impact of change in revenue	23
Contract claims	24
Sales and marketing costs	(7)
Customer service costs	1
Spin-off dis-synergies	(1)
Other	(7)
Three Months Ended June 30, 2019	$105

For the three months ended June 30, 2019, the decrease in contract claims costs includes a $13 million impact related to process improvement and cost reduction initiatives and a $10 million impact from seasonally mild weather. This favorability was offset, in part, by an $11 million increase in the underlying costs of repairs driven by inflation and tariffs. In addition, contract claims costs include a $12 million net favorable impact for adjustments related to contract claims costs development, which comprises a $5 million adjustment in the second quarter of 2019 primarily related to favorable development of prior quarter claims and a net $7 million adjustment in the second quarter of 2018 related to the adverse development of claims.

The increase in sales and marketing costs for the three months ended June 30, 2019 was driven by targeted spending to drive sales growth, primarily in the direct-to-consumer channel. Incremental ongoing costs related to the Spin-off of $1 million were incurred, which primarily related to the separation of information technology systems which were historically shared with ServiceMaster. Other includes higher insurance-related costs of $3 million, higher incentive compensation of $2 million, a $2 million increase in other general and administrative expenses, primarily consisting of professional fees, and an increase in bad debt expense of $1 million, offset, in part, by a $1 million increase in interest and net investment income.

Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

(In millions)
Six Months Ended June 30, 2018	$105
Impact of change in revenue	37
Contract claims	27
Sales and marketing costs	(8)
Customer service costs	1
Spin-off dis-synergies	(3)
Other	(11)
Six Months Ended June 30, 2019	$149

For the six months ended June 30, 2019, the decrease in contract claims costs includes a $20 million impact related to process improvement and cost reduction initiatives and an $18 million impact from seasonally mild weather. This favorability was offset, in part, by a $15 million increase in the underlying costs of repairs driven by inflation and tariffs. In addition, contract claims costs include a $4 million net favorable impact for adjustments related to contract claims costs development, which comprises a favorable $3 million adjustment in the first half of 2019 related to prior year claims and a net $1 million adjustment in the first half of 2018 related to the adverse development of claims from periods prior to 2018.

The increase in sales and marketing costs for the six months ended June 30, 2019 was driven by targeted spending to drive sales growth, primarily in the direct-to-consumer channel. Incremental ongoing costs related to the Spin-off of $3 million were incurred, which primarily related to the separation of information technology systems which were historically shared with ServiceMaster. Other includes higher insurance-related costs of $4 million, a $4 million increase in other general and administrative expenses, primarily consisting of professional fees, higher incentive compensation of $2 million and an increase in bad debt expense of $2 million, offset, in part, by a $2 million increase in interest and net investment income.

A reconciliation of Net Income to Adjusted EBITDA is presented below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2019	2018	2019	2018
Net Income	$60	$45	$73	$58
Depreciation and amortization expense	6	5	12	9
Restructuring charges	—	—	—	3
Spin-off charges	—	8	1	15
Provision for income taxes	20	15	25	20
Non-cash stock-based compensation expense	3	1	4	2
Affiliate royalty expense	—	—	—	1
Interest expense	16	—	31	—
Secondary offering costs	—	—	2	—
Interest income from affiliate	—	(1)	—	(1)
Gain on insured home service plan claims	—	—	—	(1)
Adjusted EBITDA	$105	$73	$149	$105

Liquidity and Capital Resources

Liquidity

A substantial portion of our liquidity needs are due to debt service requirements on our indebtedness. The Credit Agreement, as well as the Indenture, contain covenants that limit or restrict our ability, including the ability of certain of our subsidiaries, to incur additional indebtedness, repurchase debt, incur liens, sell assets, make certain payments (including dividends) and enter into transactions with affiliates. As of June 30, 2019, we were in compliance with the covenants under the agreements that were in effect on such date.

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

Cash and short-term marketable securities totaled $425 million and $305 million as of June 30, 2019 and December 31, 2018, respectively. As of June 30, 2019, there were no letters of credit outstanding and there was $250 million of available borrowing capacity under the Revolving Credit Facility.

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

Furthermore, there are third-party restrictions on the ability of certain of our subsidiaries to transfer funds to us. These restrictions are related to regulatory requirements. The payments of ordinary and extraordinary dividends by certain of our subsidiaries (through which we conduct our business) are subject to significant regulatory restrictions under the laws and regulations of the states in which they operate. Among other things, such laws and regulations require certain subsidiaries to maintain minimum capital and net worth requirements and may limit the amount of ordinary and extraordinary dividends and other payments that these subsidiaries can pay to us. As of June 30, 2019 and December 31, 2018, the total net assets subject to these third-party restrictions was $203 million and $187 million, respectively. We expect that such limitations will be in effect for the foreseeable future. In Texas, we are relieved of the obligation to post 75 percent of our otherwise required reserves because we operate a captive insurer approved by Texas regulators in order to satisfy such obligations. None of our subsidiaries are obligated to make funds available to us through the payment of dividends.

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the condensed consolidated and combined statements of cash flows included in Part I, Item 1 of this report, are summarized in the following table.

	Six Months Ended
	June 30,
(In millions)	2019	2018
Net cash provided from (used for):
Operating activities	$140	$122
Investing activities	(12)	(16)
Financing activities	(4)	(74)
Cash increase during the period	$124	$32

Operating Activities

Net cash provided from operating activities was $140 million for the six months ended June 30, 2019, compared to $122 million for the six months ended June 30, 2018.

Net cash provided from operating activities in 2019 comprised $93 million in earnings adjusted for non-cash charges and a $47 million decrease in cash required for working capital. The decrease in cash required for working capital was driven by growth in our underlying business as we have historically operated in a negative working capital position.

Net cash provided from operating activities in 2018 comprised $81 million in earnings adjusted for non-cash charges and a $41 million decrease in cash required for working capital. The decrease in cash required for working capital was primarily driven by growth in our underlying business as we have historically operated in a negative working capital position.

Investing Activities

Net cash used for investing activities was $12 million and $16 million for the six months ended June 30, 2019 and 2018, respectively.

Capital expenditures decreased to $10 million for the six months ended June 30, 2019, compared to $17 million for the six months ended June 30, 2018, and included recurring capital needs and information technology projects. For the six months ended June 30, 2019 and 2018, we incurred incremental capital expenditures required to effect the Spin-off of $2 million and $10 million, respectively, principally reflecting costs to replicate information technology systems historically shared with ServiceMaster. We expect capital expenditures for the full year 2019 relating to recurring capital needs and the continuation of investments in information systems and productivity enhancing technology to be approximately $30 million to $40 million. We have no additional material capital commitments at this time.

Cash flows provided from purchases, sales and maturities of securities, net, for the six months ended June 30, 2019 and 2018 were $4 million and $1 million, respectively, and were driven by the maturities and sales of marketable securities.

Cash flows used for business acquisitions, net of cash acquired, and other investing activities were each $3 million for the six months ended June 30, 2019 and represent ongoing strategic investments in our business.

Financing Activities

Net cash used for financing activities was $4 million for the six months ended June 30, 2019, compared to $74 million for the six months ended June 30, 2018.

Payments on debt and finance lease obligations were $4 million and $6 million for the six months ended June 30, 2019 and 2018, respectively.

Net transfers to Parent included in financing activities were $67 million for the six months ended June 30, 2018.

Contractual Obligations

Our 2018 Form 10-K includes disclosures of our contractual obligations and commitments as of December 31, 2018. We continue to make the contractually required payments, and, therefore, the 2019 obligations and commitments described in our 2018 Form 10-K have been reduced by the required payments. During the second quarter of 2019, we entered into agreements with certain real estate brokers. These agreements will result in future purchase obligations for broker marketing and other services of $3 million for the remainder of 2019 and $2 million for 2020.

Financial Position

The following discussion describes changes in our financial position from December 31, 2018 to June 30, 2019.

Cash and cash equivalents increased from prior year levels, primarily due to cash provided from operating activities.

The Operating lease right-of-use assets and Operating lease liabilities were recorded effective as of January 1, 2019 as a result of the adoption of ASC 842. Upon adoption of ASC 842, we recognized an ROU asset and lease liability for all leases with terms of 12 months or less. See Note 5 included in Part I, Item 1 of this report for further information regarding our leases.

Accounts payable increased from prior year levels, primarily due to the timing of trade payables due to the seasonality of our business.

Home service plan claims increased from prior year levels, primarily due to the seasonality of contract claims, which increased amounts due to contractors and suppliers.

Other accrued liabilities increased from prior year levels, primarily due to an increase in income taxes payable.

Off-Balance Sheet Arrangements

As of June 30, 2019, we did not have any significant off-balance sheet arrangements.

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

We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt and by utilizing an interest rate swap. There have been no material changes to the market risk associated with debt obligations and other significant instruments from the risks described in Part II, Item 7A in our 2018 Form 10-K.

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

Changes in internal control over financial reporting

No changes in our internal control over financial reporting, as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act, occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.1	Amended and Restated Certificate of Incorporation of frontdoor, inc. (incorporated by reference to Exhibit 3.1 to Frontdoor’s Current Report on Form 8-K filed on October 1, 2018).
3.2	Amended and Restated Bylaws of frontdoor, inc. (incorporated by reference to Exhibit 3.2 to Frontdoor’s Current Report on Form 8-K filed on October 1, 2018).
10.1	frontdoor, inc. 2019 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to Frontdoor’s Current Report on Form 8-K filed on May 2, 2019).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a - 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a - 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Extension Presentation Linkbase

___________________________________

* Filed herewith.

+ Certain schedules and exhibits to this agreement have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The descriptions of the omitted schedules and exhibits are contained within the relevant agreement. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the SEC upon request.

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

Date: August 8, 2019

frontdoor, inc.
(Registrant)

By:	/s/ Brian K. Turcotte
Brian K. Turcotte
Senior Vice President and Chief Financial Officer (Principal Financial Officer)