Form 10-Q
period 2019-09-30
frontdoor, inc.
filed 2019-11-06
CIK 1727263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________________________________________

FORM 10-Q

________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

Yes  ☐  No  ☒

The number of shares of the registrant’s common stock outstanding as of November 1, 2019: 84,663,282 shares of common stock, par value $0.01 per share.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated and Combined Statements of Operations and Comprehensive Income (Unaudited)

(In millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue	$407	$377	$1,065	$979
Cost of services rendered	201	202	526	532
Gross Profit	206	176	539	448
Selling and administrative expenses	104	90	297	259
Depreciation and amortization expense	6	5	18	14
Restructuring charges	—	—	—	3
Spin-off charges	—	8	1	23
Affiliate royalty expense	—	1	—	1
Interest expense	16	7	47	7
Interest income from affiliate	—	—	—	(2)
Interest and net investment income	(2)	—	(5)	(1)
Income before Income Taxes	82	65	180	143
Provision for income taxes	21	16	46	36
Net Income	$61	$49	$134	$108
Other Comprehensive Income (Loss), Net of Income Taxes:
Net unrealized gain on securities	—	—	—	—
Net unrealized loss on derivative instruments	(3)	—	(16)	—
Other Comprehensive Loss, Net of Income Taxes	(3)	—	(15)	—
Total Comprehensive Income	$57	$49	$119	$108
Earnings per Share:
Basic	$0.72	$0.58	$1.59	$1.28
Diluted	$0.72	$0.58	$1.58	$1.28
Weighted-average Common Shares Outstanding:
Basic	84.7	84.5	84.6	84.5
Diluted	84.9	84.5	84.8	84.5

See accompanying Notes to the unaudited Condensed Consolidated and Combined Financial Statements

Condensed Consolidated Statements of Financial Position (Unaudited)

(In millions, except share data)

	As of
	September 30,	December 31,
	2019	2018
Assets:
Current Assets:
Cash and cash equivalents	$425	$296
Marketable securities	7	9
Receivables, less allowance of $2 in each period	8	12
Contract asset	37	—
Prepaid expenses and other assets	12	13
Total Current Assets	489	330
Other Assets:
Property and equipment, net	49	47
Goodwill	477	476
Intangible assets, net	155	158
Operating lease right-of-use assets	17	—
Deferred customer acquisition costs	18	21
Other assets	11	10
Total Assets	$1,217	$1,041
Liabilities and Shareholders' Equity:
Current Liabilities:
Accounts payable	$55	$41
Accrued liabilities:
Payroll and related expenses	15	10
Home service plan claims	78	67
Interest payable	3	9
Other	35	26
Deferred revenue	180	185
Current portion of long-term debt	7	7
Total Current Liabilities	373	345
Long-Term Debt	974	977
Other Long-Term Liabilities:
Deferred taxes	37	39
Operating lease liabilities	20	—
Other long-term obligations	31	24
Total Other Long-Term Liabilities	89	63
Commitments and Contingencies (Note 8)
Shareholders' Equity:
Common stock, $0.01 par value; 2,000,000,000 shares authorized; 84,657,602 shares issued and outstanding at September 30, 2019 and 84,545,152 shares issued and outstanding at December 31, 2018	1	1
Additional paid-in capital	8	1
Accumulated deficit	(202)	(336)
Accumulated other comprehensive loss	(25)	(9)
Total Deficit	(219)	(344)
Total Liabilities and Shareholders' Equity	$1,217	$1,041

See accompanying Notes to the unaudited Condensed Consolidated and Combined Financial Statements

Condensed Consolidated and Combined Statement of Changes in (Deficit) Equity (Unaudited)

(In millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net Parent Investment
Balance at beginning of period	$—	$657	$—	$661
Net income	—	49	—	108
Stock-based employee compensation	—	1	—	3
Adoption of ASC 606	—	—	—	2
Net transfers to Parent	—	(147)	—	(213)
Non-cash debt exchange with Parent	—	(1,000)	—	(1,000)
Balance at end of period	—	(439)	—	(439)
Common Stock
Balance at beginning of period	1	—	1	—
Balance at end of period	1	—	1	—
Additional Paid-in Capital
Balance at beginning of period	6	—	1	—
Stock-based employee compensation	2	—	7	—
Balance at end of period	8	—	8	—
Accumulated Deficit
Balance at beginning of period	(263)	—	(336)	—
Net income	61	—	134	—
Balance at end of period	(202)	—	(202)	—
Accumulated Other Comprehensive Loss
Balance at beginning of period	(21)	—	(9)	—
Other comprehensive loss, net of tax	(3)	—	(15)	—
Balance at end of period	(25)	—	(25)	—
Total Deficit	$(219)	$(439)	$(219)	$(439)

See accompanying Notes to the unaudited Condensed Consolidated and Combined Financial Statements

Condensed Consolidated and Combined Statements of Cash Flows (Unaudited)

(In millions)

	Nine Months Ended
	September 30,
	2019	2018
Cash and Cash Equivalents at Beginning of Period	$296	$282
Cash Flows from Operating Activities:
Net Income	134	108
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization expense	18	14
Deferred income tax provision	3	5
Stock-based compensation expense	7	3
Restructuring charges	—	3
Payments for restructuring charges	—	(6)
Spin-off charges	1	23
Payments for spin-off charges	(1)	(22)
Other	4	—
Change in working capital, net of acquisitions:
Receivables	3	5
Prepaid expenses and other current assets	(32)	(28)
Accounts payable	14	13
Deferred revenue	(5)	(8)
Accrued liabilities	10	12
Accrued interest payable	(6)	3
Current income taxes	4	—
Net Cash Provided from Operating Activities	154	126
Cash Flows from Investing Activities:
Purchases of property and equipment	(15)	(21)
Business acquisitions, net of cash received	(3)	—
Purchases of available-for-sale securities	(7)	(16)
Sales and maturities of available-for-sale securities	9	33
Other investing activities	(3)	—
Net Cash Used for Investing Activities	(19)	(4)
Cash Flows from Financing Activities:
Payments of debt and finance lease obligations	(5)	(6)
Net transfers to Parent	—	(74)
Discount paid on issuance of debt	—	(2)
Debt issuance costs paid	—	(16)
Net Cash Used for Financing Activities	(6)	(98)
Cash Increase During the Period	129	23
Cash and Cash Equivalents at End of Period	$425	$305

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

 Note 2. Significant Accounting Policies

Our significant accounting policies are described in Note 2 to the audited consolidated and combined financial statements included in our 2018 Form 10-K. There have been no material changes to the significant accounting policies for the three and nine months ended September 30, 2019, other than the adoption of ASC 842, which became effective January 1, 2019.

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

Accounting Standards Issued but Not Yet Effective

In June 2016, the FASB issued ASU 2016-13, which requires earlier recognition of credit losses while also providing additional transparency about credit risk. Further, the new credit loss model utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. We plan to adopt this standard and related amendments on its effective date of January 1, 2020 and are currently evaluating its impact on our consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-15, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. We plan to adopt this standard on its effective date of January 1, 2020 and are currently evaluating its impact on our consolidated financial statements and related disclosures.

Note 3. Revenue

We enter into yearly service plan agreements with our customers. We have one performance obligation, which is to provide for the repair or replacement of essential home systems and appliances, as applicable per the contract. We recognize revenue at the agreed upon contractual amount over time using the input method in proportion to the costs expected to be incurred in performing services under the contracts. Those costs bear a direct relationship to the fulfillment of our obligations under the contracts and are representative of the relative value provided to the customer. As the costs to fulfill the obligations of the home service plans are incurred on an other-than-straight-line basis, we utilize historical evidence to estimate the expected claims expense and related timing of such costs. This adjustment to the straight-line revenue creates a contract asset or contract liability, as described under the heading “Contract balances” below. We regularly review our estimates of claims costs and adjust the estimates when appropriate. We derive all of our revenue from customers in the United States.

We disaggregate revenue from contracts with customers into major customer acquisition channels. We determined that disaggregating revenue into these categories achieves the disclosure objective to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Revenue by major customer acquisition channel is as follows:

___

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2019	2018	2019	2018
Renewals	$278	$251	$722	$648
Real estate	77	78	206	205
Direct-to-consumer	50	47	131	122
Other	2	1	6	4
Total	$407	$377	$1,065	$979

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

Costs to obtain a contract with a customer

We capitalize the incremental costs of obtaining a contract with a customer, primarily commissions, and recognize the expense using the input method in proportion to the costs expected to be incurred in performing services under the contracts, over the expected customer relationship period. As of September 30, 2019 and December 31, 2018, deferred customer acquisition costs were $18 million and $21 million, respectively. Amortization of these deferred acquisition costs was $6 million for each of the three months ended September 30, 2019 and 2018, and $16 million and $17 million for the nine months ended September 30, 2019 and 2018, respectively. There was no impairment loss in relation to these capitalized costs.

Contract balances

Timing of revenue recognition may differ from the timing of invoicing to customers. Contracts with customers, including contracts resulting from customer renewals, are generally for a period of one year. We record a receivable related to revenue recognized on services once we have an unconditional right to invoice and receive payment in the future related to the services provided. All accounts receivable are recorded within Receivables, less allowances, in the accompanying condensed consolidated statements of financial position. We invoice our monthly-pay customers on a straight-line basis over the contract term. As a result, a contract asset is created when revenue is recognized on monthly-pay customers before being billed. As of September 30, 2019, a contract asset of $37 million was recorded related to the recognition of monthly-pay customer revenue on an other-than-straight-line basis to match the timing of cost recognition.

Deferred revenue represents a contract liability and is recognized when cash payments are received in advance of the performance of services, including when the amounts are refundable. Amounts are recognized as revenue in proportion to the costs expected to be incurred in performing services under our contracts. Deferred revenue was $180 million and $185 million as of September 30, 2019 and December 31, 2018, respectively.

Changes in deferred revenue for the nine months ended September 30, 2019 were as follows:

(In millions)	Deferred revenue
Balance as of December 31, 2018	$185
Deferral of revenue	309
Recognition of deferred revenue	(314)
Balance as of September 30, 2019	$180

Of the $185 million that was included in the deferred revenue balance as of December 31, 2018, there was approximately $40 million and $184 million of revenue recognized in the three and nine months ended September 30, 2019, respectively.

Note 4. Goodwill and Intangible Assets

Goodwill and indefinite-lived intangible assets are not amortized and are subject to assessment for impairment by applying a fair-value-based test on an annual basis or more frequently if circumstances indicate a potential impairment. An assessment for impairment is performed on October 1 of every year. The balance of goodwill was $477 million and $476 million as of September 30, 2019 and December 31, 2018, respectively. There were no goodwill or trade name impairment charges recorded in the three and nine months ended September 30, 2019 and 2018. There were no accumulated impairment losses recorded as of September 30, 2019 and December 31, 2018. During the second quarter of 2019, we completed a business acquisition for $3 million in cash, which was primarily allocated to other intangible assets and goodwill.

The table below summarizes the other intangible asset balances:

	As of September 30, 2019			As of December 31, 2018
(In millions)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trade name(1)	$140	$—	$140	$140	$—	$140
Customer relationships	173	(167)	5	173	(165)	7
Other	34	(25)	9	32	(22)	10
Total	$347	$(192)	$155	$345	$(187)	$158

___________________________________

(1)Not subject to amortization.

Amortization expense was $1 million and $2 million for the three months ended September 30, 2019 and 2018, respectively, and $5 million and $6 million for the nine months ended September 30, 2019 and 2018, respectively. The following table outlines expected amortization expense for existing intangible assets for the remainder of 2019 and future years:

(In millions)
2019 (remainder)	$1
2020	6
2021	4
2022	1
2023	1
Total	$14

Note 5. Leases

We have operating leases primarily for corporate offices and call centers and finance leases for vehicles. Our leases have remaining lease terms of one year to 15 years, some of which include options to extend the leases for up to five years. Renewal options that are reasonably certain to be exercised are included in the lease term. An incremental borrowing rate is used in determining the present value of lease payments unless an implicit rate is readily determinable. Incremental borrowing rates are determined based on our secured borrowing rating and the lease term. Disclosures related to finance lease obligations are immaterial and, as such, are not included in the discussion below.

The weighted average remaining lease term and weighted average discount rate is as follows:

As of September 30, 2019
Weighted average remaining lease term (years):
Operating leases	10
Weighted average discount rate:
Operating leases	6.2%

We recognized operating lease expense, including allocated corporate rent for the period prior to the Spin-off, of $1 million and $2 million for the three months ended September 30, 2019 and 2018, respectively, and $3 million and $4 million for the nine months ended September 30, 2019 and 2018, respectively. These expenses are included in Selling and administrative expenses in the accompanying condensed consolidated and combined statements of operations and comprehensive income.

Supplemental cash flow information related to operating leases is as follows:

Nine Months Ended
(In millions)	September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities	$3
Leased assets obtained in exchange for new lease liabilities	1

As a result of our adoption of ASC 842, we recognized ROU assets and lease liabilities of approximately $24 million for operating leases as of January 1, 2019. These amounts are excluded from the accompanying condensed consolidated and combined statements of cash flows as non-cash operating activities. Our accounting for finance leases remained unchanged.

Supplemental balance sheet information related to operating leases is as follows:

(In millions)	As of September 30, 2019
Operating lease right-of-use assets	$23
Less lease incentives	(6)
Operating lease right-of-use assets, net	$17

Other accrued liabilities	$3
Operating lease liabilities	20
Total operating lease liabilities	$23

The following table presents maturities of our operating lease liabilities as of September 30, 2019.

Operating
(In millions)	Leases
2019 (remainder)	$1
2020	4
2021	4
2022	4
2023	3
2024	2
Thereafter	13
Total lease payments	32
Less imputed interest	(9)
Total	$23

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

As required by ASC 740, we compute interim period income taxes by applying an anticipated annual effective tax rate to our year-to-date income or loss from operations before income taxes, except for significant unusual or infrequently occurring items. Our estimated tax rate is adjusted each quarter in accordance with ASC 740. The effective tax rate on income was 25.7 percent and 24.5 percent for the three months ended September 30, 2019 and 2018, respectively, and 25.5 percent and 24.8 percent for the nine months ended September 30, 2019 and 2018, respectively.

We are subject to taxation in the United States and various states. Pursuant to the terms of the tax matters agreement entered into with ServiceMaster in connection with the Spin-off, we are not subject to federal examination by the IRS or examination by state taxing authorities where a unitary or combined state income tax return is filed for the years prior to 2018. We are not subject to state and local income tax examinations by tax authorities in jurisdictions where separate income tax returns are filed for the years prior to 2014. All of our income before income taxes for the three and nine months ended September 30, 2019 and 2018 was generated in the United States.

Our policy is to recognize potential interest and penalties related to our tax positions within the tax provision. Total interest and penalties included in the accompanying condensed consolidated and combined statements of operations and comprehensive income are immaterial.

Note 7. Spin-off Charges

We incurred Spin-off charges of less than $1 million (less than $1 million, net of tax) and $8 million ($6 million, net of tax) for the three months ended September 30, 2019 and 2018, respectively, and $1 million ($1 million, net of tax) and $23 million ($18 million, net of tax) for the nine months ended September 30, 2019 and 2018, respectively.

These charges include nonrecurring costs incurred to evaluate, plan and execute the Spin-off. For the three months ended September 30, 2018, Spin-off charges primarily comprised $7 million of third-party consulting fees and $1 million of other incremental costs directly related to the Spin-off process.

For the nine months ended September 30, 2019, Spin-off charges were primarily comprised of third-party consulting fees. For the nine months ended September 30, 2018, Spin-off charges primarily comprised $19 million of third-party consulting fees and $4 million of other incremental costs directly related to the Spin-off process.

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

A reconciliation of the beginning and ending balances of accrued Spin-off charges, which are included in "Accrued liabilities—other" on the accompanying condensed consolidated statements of financial position, is presented as follows:

(In millions)	Accrued Spin-off Charges
Balance as of December 31, 2018	$—
Costs incurred	1
Costs paid or otherwise settled	(1)
Balance as of September 30, 2019	$—

Balance as of December 31, 2017	$1
Costs incurred(1)	21
Costs paid or otherwise settled	(22)
Balance as of September 30, 2018	$—

___________________________________

(1)An additional $2 million of Spin-off charges were pre-paid in 2017 and subsequently expensed during the nine months ended September 30, 2018.

For the nine months ended September 30, 2019 and 2018, we incurred incremental capital expenditures required to effect the Spin-off of $2 million and $13 million, respectively, principally reflecting costs to replicate technology systems historically shared with ServiceMaster.

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

Note 9. Related Party Transactions

ServiceMaster was a related party to Frontdoor prior to the Spin-off. The significant transactions and balances with ServiceMaster prior to the Spin-off are described below.

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

Corporate expenses

The accompanying condensed consolidated and combined financial statements include transactions with ServiceMaster for services (such as executive functions, information systems, accounting and finance, human resources, legal and general corporate expenses) that were provided to us by the centralized ServiceMaster organization. Corporate-level items also include personnel-related expenses of corporate employees (such as salaries, insurance coverage, stock-based compensation costs, etc.). Throughout the period covered by the accompanying condensed consolidated and combined financial statements, the costs of such functions, services and items were directly charged or allocated to us using methods management believes are reasonable. The methods for allocating functions, services and items to us were based on proportional allocation bases which include revenue, headcount and others. All such costs were deemed to have been incurred and settled in the period in which the costs were recorded. For the three and nine months ended September 30, 2018, directly charged corporate expenses are included in Selling and administrative expenses in the accompanying condensed consolidated and combined statements of operations and comprehensive income in the amounts of $7 million and $14 million, respectively. For the three and nine months ended September 30, 2018, allocated corporate expenses are included in Selling and administrative expenses in the accompanying condensed consolidated and combined statements of operations and comprehensive income in the amounts of $11 million and $35 million, respectively.

ServiceMaster trade and service marks

We had a trademark license agreement with ServiceMaster in which we were charged a royalty fee for the use of ServiceMaster-owned trade and service marks. The royalty fee was 0.175 percent of our customer revenues for the period. The royalty fee is included within Affiliate royalty expense in the accompanying condensed consolidated and combined statements of operations and comprehensive income in the amounts $1 million for each of the three and nine months ended September 30, 2018. The trademark license agreement with ServiceMaster was terminated in connection with the Spin-off.

Health insurance coverage

Our employees participated in a self-insured health insurance program administered by ServiceMaster through June 30, 2018. We paid premiums to ServiceMaster for this coverage, which were based on the number of our employees in the medical plan. These premiums are reflected in the accompanying condensed consolidated and combined statements of operations and comprehensive income in the amount of $6 million for the nine months ended September 30, 2018. As we entered into a separate health insurance program effective July 1, 2018, there are no premiums associated with ServiceMaster’s program recorded in the three months ended September 30, 2018. In addition to these costs, a portion of medical insurance costs for corporate employees were allocated to us through the corporate expense allocation discussed under the heading “Corporate expenses” above.

Risk management

Prior to the Spin-off, ServiceMaster carried insurance policies on insurable risks related to our business at levels which it believed to be appropriate, including workers’ compensation, automobile and general liability risks. These insurance policies were purchased from third-party insurance carriers, which typically incorporated significant deductibles or self-insured retentions. We paid a premium to ServiceMaster in exchange for the coverage provided. Expenses related to coverage provided by ServiceMaster and changes in ultimate losses relating to self-insured programs are reflected in the accompanying condensed consolidated and combined statements of operations and comprehensive income in the amounts of $1 million and $2 million for the three and nine months ended September 30, 2018, respectively. Our coverage under these self-insured programs was terminated in connection with the Spin-off.

Note 10. Stock-Based Compensation

We recognized stock-based compensation expense of $2 million ($2 million, net of tax) and $1 million ($1 million, net of tax) for the three months ended September 30, 2019 and 2018, respectively, and $7 million ($5 million, net of tax) and $3 million ($2 million, net of tax) for the nine months ended September 30, 2019 and 2018, respectively. These charges are included in Selling and administrative expenses in the accompanying condensed consolidated and combined statements of operations and comprehensive income.

As of September 30, 2019, there was $20 million of total unrecognized compensation costs related to unvested stock options, restricted stock units (“RSUs”) and performance shares granted under the Omnibus Plan. These remaining costs are expected to be recognized over a weighted-average period of 2.72 years.

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

Note 11. Long-Term Debt

Long-term debt is summarized in the following table:

	As of
	September 30,	December 31,
(In millions)	2019	2018
Term Loan Facility maturing in 2025(1)	$635	$639
Revolving Credit Facility maturing in 2023	—	—
2026 Notes(2)	345	344
Other	1	1
Less current portion	(7)	(7)
Total long-term debt	$974	$977

___________________________________

(1)As of September 30, 2019 and December 31, 2018, presented net of $7 million and $8 million, respectively, in unamortized debt issuance costs and $1 million and $2 million, respectively, in unamortized original issue discount paid.

(2)As of September 30, 2019 and December 31, 2018, presented net of $5 million and $6 million, respectively, in unamortized debt issuance costs.

Note 12. Supplemental Cash Flow Information

Supplemental information relating to the accompanying condensed consolidated and combined statements of cash flows is presented in the following table:

	Nine Months Ended
	September 30,

(In millions)	2019	2018
Cash paid for or (received from):
Interest expense	$51	$4
Income tax payments, net of refunds(1)	39	—
Interest and dividend income	(4)	(1)

___________________________________

(1)Prior to the Spin-off, all income tax payments and refunds were paid and received by ServiceMaster on our behalf.

Note 13. Cash and Marketable Securities

Cash, money market funds and certificates of deposit with maturities of three months or less when purchased are included in Cash and cash equivalents in the accompanying condensed consolidated statements of financial position. As of September 30, 2019 and December 31, 2018, marketable securities primarily consisted of treasury bills with maturities of less than one year and are classified as available-for-sale securities. The amortized cost, fair value and gross unrealized gains and losses of our short-term investments are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In millions)	Cost	Gains	Losses	Value
Available-for-sale securities, September 30, 2019
Debt securities	$7	$—	$—	$7
Available-for-sale securities, December 31, 2018
Debt securities	$9	$—	$—	$9

There were no unrealized losses which had been in a loss position for more than one year as of September 30, 2019 and December 31, 2018.

Gains and losses on sales of investments, as determined on a specific identification basis, are included in investment income in the period they are realized. For the three and nine months ended September 30, 2019 and 2018, there were no gross realized gains or losses resulting from sales of available-for-sale securities. The table below summarizes proceeds and maturities for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2019	2018	2019	2018
Proceeds from sale of securities	$—	$16	$—	$17
Maturities of securities	5	6	9	15

We periodically review our portfolio of investments to determine whether there has been an other-than-temporary decline in the value of the investments from factors such as deterioration in the financial condition of the issuer or the market(s) in which the issuer competes. There were no impairment charges due to declines in the value of these investments for the three and nine months ended September 30, 2019 and 2018.

Note 14. Comprehensive Income (Loss)

Comprehensive income (loss), which includes net income (loss), unrealized gain (loss) on derivative instruments and unrealized gain (loss) on marketable securities, is disclosed in the accompanying condensed consolidated and combined statements of operations and comprehensive income and condensed consolidated and combined statements of changes in equity.

The following tables summarize the activity in AOCI, net of the related tax effects.

		Unrealized
		Gains (Losses)
	Unrealized	on Available
	Loss	-for-Sale
(In millions)	on Derivatives	Securities	Total
Balance as of December 31, 2018	$(9)	$—	$(9)
Other comprehensive income (loss) before reclassifications:
Pre-tax amount	(22)	—	(22)
Tax provision (benefit)	(5)	—	(5)
After-tax amount	(17)	—	(17)
Amounts reclassified from accumulated other comprehensive income (loss)(1)	1	—	1
Net current period other comprehensive income (loss)	(16)	—	(15)
Balance as of September 30, 2019	$(25)	$—	$(25)

Balance as of December 31, 2017	$—	$—	$—
Net current period other comprehensive income (loss)	—	—	—
Balance as of September 30, 2018	$—	$—	$—

___________________________________

(1)Amounts are net of tax. See reclassifications out of AOCI below for further details.

Reclassifications out of AOCI included the following components for the periods indicated.

	Amounts Reclassified from Accumulated
	Other Comprehensive Income (Loss)
	As of September 30,		Consolidated and Combined Statements of
(In millions)	2019	2018	Operations and Comprehensive Income Location
Loss on interest rate swap contract	$(2)	$—	Interest expense
Impact of income taxes	—	—	Provision for income taxes
Total reclassifications related to derivatives	$(1)	$—
Total reclassifications for the period	$(1)	$—

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

The effective portion of the gain or loss on our interest rate swap contract is recorded in AOCI. These amounts are reclassified into earnings in the same period or periods during which the hedged forecasted debt interest settlement affects earnings. See Note 14 to the accompanying condensed consolidated and combined financial statements for the effective portion of the gain or loss on derivative instruments recorded in AOCI and for the amounts reclassified out of AOCI and into earnings. As the underlying forecasted transactions occur during the next 12 months, the unrealized hedging loss in AOCI expected to be recognized in earnings is $4 million, net of tax, as of September 30, 2019. The amounts that are ultimately reclassified into earnings will be based on actual interest rates at the time the positions are settled and may differ materially from the amount noted above.

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

The period-end carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The period-end carrying amount of short-term marketable securities also approximates fair value and consists of available-for-sale debt securities. Unrealized gains and losses are reported net of tax as a component of AOCI in the accompanying condensed consolidated statements of financial position. Any unrealized losses where the decline in value is other than temporary are reported in Interest and net investment income in the accompanying condensed consolidated and combined statements of operations and comprehensive income. There were no other-than-temporary declines in value for the periods ended September 30, 2019 and 2018. The carrying amount of total debt was $981 million and $984 million, and the estimated fair value was $1,029 million and $958 million as of September 30, 2019 and December 31, 2018, respectively. The fair value of our debt is estimated based on available market prices for the same or similar instruments that are considered significant other observable inputs (Level 2) within the fair value hierarchy. The fair values presented reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value estimates presented in this report are based on information available to us as of September 30, 2019 and December 31, 2018.

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

We did not change our valuation techniques for measuring the fair value of any financial assets and liabilities during the year. Transfers between levels, if any, are recognized at the end of the reporting period. There were no transfers between levels during each of the nine months ended September 30, 2019 and 2018.

The carrying amount and estimated fair value of our financial instruments that are recorded at fair value on a recurring basis for the periods presented are as follows:

			Estimated Fair Value Measurements
(In millions)	Statement of Financial Position Location	Carrying Value	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2019:
Financial Assets:
Investments in marketable securities	Marketable securities	$7	$7	$—	$—
Total financial assets		$7	$7	$—	$—
Financial Liabilities:
Interest rate swap contract	Other accrued liabilities	$5	$—	$5	$—
	Other long-term obligations	27	—	27	—
Total financial liabilities		$32	$—	$32	$—

As of December 31, 2018:
Financial Assets:
Investments in marketable securities	Marketable securities	$9	$9	$—	$—
Total financial assets		$9	$9	$—	$—
Financial Liabilities:
Interest rate swap contract	Other accrued liabilities	$2	$—	$2	$—
	Other long-term obligations	10	—	10	—
Total financial liabilities		$12	$—	$12	$—

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

Basic and diluted earnings per share are calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share data)	2019	2018	2019	2018
Net Income	$61	$49	$134	$108
Weighted-average common shares outstanding(1)	84.7	84.5	84.6	84.5
Effect of dilutive securities:
RSUs	0.2	—	0.1	—
Stock options(2)	0.1	—	0.1	—
Weighted-average common shares outstanding - assuming dilution	84.9	84.5	84.8	84.5
Basic earnings per share	$0.72	$0.58	$1.59	$1.28
Diluted earnings per share	$0.72	$0.58	$1.58	$1.28

___________________________________

(1)For the three and nine months ended September 30, 2018, earnings per share was calculated based on the 84,515,619 shares of Frontdoor stock that were outstanding at the date of the Spin-off.

(2)Options to purchase 0.3 million shares and 0.5 million shares for the three and nine months ended September 30, 2019, respectively, were not included in the diluted earnings per share calculation because their effect would have been anti-dilutive.

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

•cyber security breaches, disruptions or failures in our technology systems and our failure to protect the security of personal information about our customers;

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

For the three months ended September 30, 2019 and 2018, we generated revenue, net income and Adjusted EBITDA of $407 million, $61 million and $106 million, respectively, and $377 million, $49 million and $86 million, respectively. For the nine months ended September 30, 2019 and 2018, we generated revenue, net income and Adjusted EBITDA of $1,065 million, $134 million and $255 million, respectively, and $979 million, $108 million and $191 million, respectively.

For the nine months ended September 30, 2019, our total operating revenue included 68 percent of revenue derived from existing customer renewals, while 19 percent and 12 percent were derived from new unit sales made in conjunction with existing home resale transactions and direct-to-consumer sales, respectively, and one percent was derived from other revenue streams.

For the nine months ended September 30, 2018, our total operating revenue included 66 percent of revenue derived from existing customer renewals, while 21 percent and 12 percent were derived from new unit sales made in conjunction with existing home resale transactions and direct-to-consumer sales, respectively, and less than one percent was derived from other revenue streams.

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

Our financial statements include nonrecurring costs incurred to evaluate, plan and execute the Spin-off. These costs are primarily related to third-party consulting and other incremental costs directly associated with the Spin-off process. Our results for the three months ended September 30, 2019 and 2018 include Spin-off charges of less than $1 million and $8 million, respectively. Our results for the nine months ended September 30, 2019 and 2018 include Spin-off charges of $1 million and $23 million, respectively. For the nine months ended September 30, 2019 and 2018, we incurred incremental capital expenditures required to effect the Spin-off of $2 million and $13 million, respectively, principally reflecting costs to replicate technology systems historically shared with ServiceMaster. We do not expect to incur additional Spin-off charges in the remainder of 2019.

The Spin-off has resulted in increased operating costs (“dis-synergies”), which could be material to our results of operations. These dis-synergies are primarily associated with corporate functions such as finance, legal, technology and human resources. We incurred incremental dis-synergies compared to 2018 of less than $1 million and $4 million for the three and nine months ended September 30, 2019, respectively. For the full year 2019, we currently project an approximate $4 million increase in dis-synergies compared to 2018 for an annualized increase in operating costs of approximately $7 million, which we expect to then represent our normal operating costs associated with these dis-synergies.

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

The condensed consolidated and combined financial statements included in Part I, Item 1 of this report for periods prior to the Spin-off include all revenues, costs, assets and liabilities directly attributable to us. ServiceMaster’s debt and corresponding interest expense have not been allocated to us for periods prior to the Spin-off since we were not the obligor of the debt. The condensed consolidated and combined financial statements of operations and comprehensive income included in Part I, Item 1 of this report include allocations of certain costs from ServiceMaster incurred on our behalf. Such corporate-level costs were allocated to us using methods based on proportionate formulas such as revenue, headcount, and others. Such corporate costs include costs pertaining to: accounting and finance, legal, human resources, technology, insurance, marketing, tax services, procurement services and other costs. We consider the expense allocation methodology and results to be reasonable for all periods presented. However, these allocations may not be indicative of the actual level of expense that we would have incurred if we had operated as a separate stand-alone, publicly traded company during the periods presented nor are these costs necessarily indicative of costs we may incur in the future.

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

Effect of Weather Conditions

The demand for our services, and our results of operations, are affected by weather conditions. Extreme temperatures can lead to an increase in service requests related to home systems, particularly central HVAC systems, resulting in higher claim frequency and costs and lower profitability. For example, we experienced an increase in contract claims costs driven by a higher number of central HVAC work orders as a result of colder winter temperatures in the first quarter of 2018 and higher summer temperatures in the second and third quarters of 2018 as compared to historical averages. Weather conditions that have a potentially favorable impact to our business include mild winters or summers, which can lead to lower home systems claim frequency. For example, seasonally mild temperatures were a factor in the decrease in contract claims costs in the first, second and third quarters of 2019.

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

Acquisition Activity

We have a track record of sourcing and purchasing other businesses and successfully integrating them into our business, including the acquisitions of OneGuard Home Warranties and Landmark Home Warranty, LLC in 2016. We anticipate that the highly fragmented nature of the home service plan industry will continue to create opportunities for further consolidation. We use acquisitions to cost-effectively grow our home service plan contract count and deepen our customer base in high-growth geographies and may consider strategic acquisitions that will expand our reach into the home services market.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2018 Form 10-K. There have been no material changes to our critical accounting policies for the three and nine months ended September 30, 2019.

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

Operating Expenses. In addition to changes in our revenue, our operating results are affected by, among other things, the level of our operating expenses. Our operating expenses primarily include contract claims costs and expenses associated with sales and marketing, customer service and general corporate overhead. A number of our operating expenses are subject to inflationary pressures, such as salaries and wages, employee benefits and health care; contractor costs; home systems, appliances and repair costs; tariffs; insurance premiums; and various regulatory compliance costs.

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

Results of Operations

Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018

	Three Months Ended		Increase
	September 30,		(Decrease)	% of Revenue
(In millions)	2019	2018	2019 vs. 2018	2019	2018
Revenue	$407	$377	8%	100%	100%
Cost of services rendered	201	202	(1)	49	53
Gross Profit	206	176	17	51	47
Selling and administrative expenses	104	90	16	26	24
Depreciation and amortization expense	6	5	18	2	1
Spin-off charges	—	8	*	—	2
Affiliate royalty expense	—	1	*	—	—
Interest expense	16	7	*	4	2
Interest and net investment income	(2)	—	*	—	—
Income before Income Taxes	82	65	25	20	17
Provision for income taxes	21	16	32	5	4
Net Income	$61	$49	23%	15%	13%

________________________________

*     not meaningful

Nine months ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018

	Nine Months Ended		Increase
	September 30,		(Decrease)	% of Revenue
(In millions)	2019	2018	2019 vs. 2018	2019	2018
Revenue	$1,065	$979	9%	100%	100%
Cost of services rendered	526	532	(1)	49	54
Gross Profit	539	448	20	51	46
Selling and administrative expenses	297	259	15	28	26
Depreciation and amortization expense	18	14	28	2	1
Restructuring charges	—	3	*	—	—
Spin-off charges	1	23	*	—	2
Affiliate royalty expense	—	1	*	—	—
Interest expense	47	7	*	4	1
Interest income from affiliate	—	(2)	*	—	—
Interest and net investment income	(5)	(1)	*	—	—
Income before Income Taxes	180	143	26	17	15
Provision for income taxes	46	36	29	4	4
Net Income	$134	$108	24%	13%	11%

________________________________

*     not meaningful

Revenue

We reported revenue of $407 million and $377 million for the three months ended September 30, 2019 and 2018, respectively, and $1,065 million and $979 million for the nine months ended September 30, 2019 and 2018, respectively. Revenue by major customer acquisition channel is as follows:

Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018

	Three Months Ended
	September 30,
(In millions)	2019	2018	Increase (Decrease)
Renewals	$278	$251	$28	11%
Real estate(1)	77	78	(2)	(2)
Direct-to-consumer(1)	50	47	3	6
Other	2	1	1	*
Total revenue	$407	$377	$29	8%

________________________________

* not meaningful

(1)First-year revenue only.

Revenue increased eight percent for the three months ended September 30, 2019 compared to the three months ended September 30, 2018, primarily driven by higher renewal revenue due to overall growth in the number of home service plans as well as improved price realization. The decrease in real estate revenue reflects a decline in new sales, offset, in part, by improved price realization. The increase in direct-to-consumer revenue primarily reflects growth in new sales, mostly driven by increased investments in marketing.

Nine months ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018

	Nine Months Ended
	September 30,
(In millions)	2019	2018	Increase (Decrease)
Renewals	$722	$648	$76	12%
Real estate(1)	206	205	—	—
Direct-to-consumer(1)	131	122	9	7
Other	6	4	1	*
Total revenue	$1,065	$979	$86	9%

________________________________

* not meaningful

(1)First-year revenue only.

Revenue increased nine percent for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily driven by higher renewal revenue due to overall growth in the number of home service plans as well as improved price realization. Real estate revenue was flat, as improved price realization was offset by a decline in new sales. The increase in direct-to-consumer revenue primarily reflects growth in new sales, mostly driven by increased investments in marketing.

Growth in number of home service plans and customer retention rate are presented below.

	As of
	September 30,
	2019	2018
Growth in number of home service plans	3%	7%
Customer retention rate	74%	76%

Cost of Services Rendered

We reported cost of services rendered of $201 million and $202 million for the three months ended September 30, 2019 and 2018, respectively, and $526 million and $532 million for the nine months ended September 30, 2019 and 2018, respectively. The following tables provide a summary of changes in cost of services rendered:

Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018

(In millions)
Three Months Ended September 30, 2018	$202
Impact of change in revenue	8
Contract claims	(11)
Gain on insured home service plan claims(1)	1
Three Months Ended September 30, 2019	$201

________________________________

(1)Represents the prior year gain on an arrangement with a captive insurance affiliate of our former parent whereby certain American Home Shield home service plan claims were insured prior to the Spin-off. Our relationship with this captive insurance affiliate was terminated in connection with the Spin-off.

For the three months ended September 30, 2019, the decrease in contract claims costs includes a $7 million impact related to process improvement and cost reduction initiatives and a $2 million impact from seasonally mild weather. This favorability was offset, in part, by a $7 million increase in the underlying costs of repairs driven by inflation and tariffs. In addition, contract claims costs include a $9 million net favorable impact for adjustments related to contract claims costs development, which comprises a $3 million adjustment in the third quarter of 2019 primarily related to favorable development of prior quarter claims and a net $6 million adjustment in the third quarter of 2018 primarily related to the adverse development of claims.

Nine months ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018

(In millions)
Nine Months Ended September 30, 2018	$532
Impact of change in revenue	27
Contract claims	(38)
Gain on insured home service plan claims(1)	2
Other	3
Nine Months Ended September 30, 2019	$526

________________________________

(1)Represents the prior year gain on an arrangement with a captive insurance affiliate of our former parent whereby certain American Home Shield home service plan claims were insured prior to the Spin-off. Our relationship with this captive insurance affiliate was terminated in connection with the Spin-off.

For the nine months ended September 30, 2019, the decrease in contract claims costs includes a $27 million impact related to process improvement and cost reduction initiatives and a $20 million impact from seasonally mild weather. This favorability was offset, in part, by a $19 million increase in the underlying costs of repairs driven by inflation and tariffs. In addition, contract claims costs include a $10 million net favorable impact for adjustments related to contract claims costs development, which comprises a favorable $3 million adjustment in the first nine months of 2019 related to prior year claims and a net $7 million adjustment in the first nine months of 2018 related to the adverse development of claims from periods prior to 2018. Other includes an increase in bad debt expense of $3 million.

Selling and Administrative Expenses

We reported selling and administrative expenses of $104 million and $90 million for the three months ended September 30, 2019 and 2018, respectively, and $297 million and $259 million for the nine months ended September 30, 2019 and 2018, respectively. For the three months ended September 30, 2019 and 2018, selling and administrative expenses were comprised of sales, marketing and customer service costs of $76 million and $70 million, respectively, and general and administrative expenses of $28 million and $20 million, respectively. For the nine months ended September 30, 2019 and 2018, selling and administrative expenses were comprised of sales, marketing and customer service costs of $216 million and $203 million, respectively, and general and administrative expenses of $81 million and $56 million, respectively. The following tables provide a summary of changes in selling and administrative expenses:

Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018

(In millions)
Three Months Ended September 30, 2018	$90
Sales, marketing and customer service costs	6
Stock-based compensation	1
General and administrative costs	7
Three Months Ended September 30, 2019	$104

For the three months ended September 30, 2019, the increase in sales, marketing and customer service costs was primarily driven by targeted marketing spend to drive sales growth, primarily in the direct-to-consumer channel. General and administrative costs includes higher personnel costs of $4 million, primarily consisting of salaries and wages, higher incentive compensation expense of $2 million, and higher insurance-related costs of $2 million, offset, in part, by a $1 million decrease in other general and administrative costs, primarily consisting of professional fees.

Nine months ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018

(In millions)
Nine Months Ended September 30, 2018	$259
Sales, marketing and customer service costs	14
Stock-based compensation	4
Spin-off dis-synergies	4
Secondary offering costs	2
General and administrative costs	16
Nine Months Ended September 30, 2019	$297

For the nine months ended September 30, 2019, the increase in sales, marketing and customer service costs was driven by targeted marketing spend to drive sales growth, primarily in the direct-to-consumer channel. Incremental ongoing costs related to the Spin-off of $4 million were incurred, which primarily related to the separation of technology systems which were historically shared with ServiceMaster. General and administrative costs includes higher insurance-related costs of $6 million, higher personnel costs of $4 million, primarily consisting of salaries and wages, higher incentive compensation expense of $4 million, and a $2 million increase in other general and administrative costs, primarily consisting of professional fees.

Depreciation Expense

Depreciation expense was $5 million and $3 million for the three months ended September 30, 2019 and 2018, respectively, and $13 million and $8 million for the nine months ended September 30, 2019 and 2018, respectively. The increase for the three and nine months ended September 30, 2019 was primarily due to additional property and equipment related to the relocation of our corporate headquarters and technology costs related to the Spin-off, principally reflecting costs to replicate technology systems historically shared with ServiceMaster.

Amortization Expense

Amortization expense was $1 million and $2 million for the three months ended September 30, 2019 and 2018, respectively, and $5 million and $6 million for the nine months ended September 30, 2019 and 2018, respectively.

Spin-Off Charges

We incurred Spin-off charges of less than $1 million and $8 million for the three months ended September 30, 2019 and 2018, respectively, and $1 million and $23 million for the nine months ended September 30, 2019 and 2018, respectively.

These charges include nonrecurring costs incurred to evaluate, plan and execute the Spin-off. For the three months ended September 30, 2018, Spin-off charges primarily comprised $7 million of third-party consulting fees and $1 million of other incremental costs directly related to the Spin-off process.

For the nine months ended September 30, 2019, Spin-off charges were primarily comprised of third-party consulting fees. For the nine months ended September 30, 2018, Spin-off charges primarily comprised $19 million of third-party consulting fees and $4 million of other incremental costs directly related to the Spin-off process.

Interest Expense

Interest expense was $16 million and $7 million for the three months ended September 30, 2019 and 2018, respectively, and $47 million and $7 million for the nine months ended September 30, 2019 and 2018, respectively. For the three and nine months ended September 30, 2019 and 2018, interest expense was primarily comprised of interest related to our financing transactions totaling $1 billion that occurred in 2018 in connection with the Spin-off.

Interest and Net Investment Income

Interest and net investment income was $2 million and less than $1 million for the three months ended September 30, 2019 and 2018, respectively, and $5 million and $1 million for the nine months ended September 30, 2019 and 2018, respectively, and was comprised of net investment gains and interest and dividend income realized on our investment portfolio.

Provision for Income Taxes

The effective tax rate on income was 25.7 percent and 24.5 percent for the three months ended September 30, 2019 and 2018, respectively, and 25.5 percent and 24.8 percent for the nine months ended September 30, 2019 and 2018, respectively. Our condensed consolidated and combined financial statements included in Part I, Item 1 of this report do not reflect any amounts due to ServiceMaster for income tax related matters as it is assumed that all such amounts due to ServiceMaster were settled at the end of each reporting period.

Net Income

Net income was $61 million and $49 million for the three months ended September 30, 2019 and 2018, respectively, and $134 million and $108 million for the nine months ended September 30, 2019 and 2018, respectively. For the three months ended September 30, 2019 compared to 2018, the $11 million increase was driven by the aforementioned operating results, offset, in part, by a $5 million increase in the provision for income taxes as a result of higher income before income taxes. For the nine months ended September 30, 2019 compared to 2018, the $26 million increase was driven by the aforementioned operating results, offset, in part, by a $10 million increase in the provision for income taxes as a result of higher income before income taxes.

Adjusted EBITDA

Adjusted EBITDA was $106 million and $86 million for the three months ended September 30, 2019 and 2018, respectively, and $255 million and $191 million for the nine months ended September 30, 2019 and 2018, respectively. The following tables provide a summary of changes in our Adjusted EBITDA.

Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018

(In millions)
Three Months Ended September 30, 2018	$86
Impact of change in revenue	21
Contract claims	11
Sales, marketing and customer service costs	(6)
General and administrative costs	(7)
Other	1
Three Months Ended September 30, 2019	$106

For the three months ended September 30, 2019, the decrease in contract claims costs includes a $7 million impact related to process improvement and cost reduction initiatives and a $2 million impact from seasonally mild weather. This favorability was offset, in part, by a $7 million increase in the underlying costs of repairs driven by inflation and tariffs. In addition, contract claims costs include a $9 million net favorable impact for adjustments related to contract claims costs development, which comprises a $3 million adjustment in the third quarter of 2019 primarily related to favorable development of prior quarter claims and a net $6 million adjustment in the third quarter of 2018 primarily related to the adverse development of claims.

The increase in sales, marketing and customer service costs for the three months ended September 30, 2019 was primarily driven by targeted marketing spend to drive sales growth, primarily in the direct-to-consumer channel. General and administrative costs includes higher personnel costs of $4 million, primarily consisting of salaries and wages, higher incentive compensation expense of $2 million, and higher insurance-related costs of $2 million, offset, in part, by a $1 million decrease in other costs, primarily consisting of professional fees. Other consists primarily of interest and net investment income.

Nine months ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018

(In millions)
Nine Months Ended September 30, 2018	$191
Impact of change in revenue	59
Contract claims	38
Sales, marketing and customer service costs	(14)
Spin-off dis-synergies	(4)
General and administrative costs	(16)
Nine Months Ended September 30, 2019	$255

For the nine months ended September 30, 2019, the decrease in contract claims costs includes a $27 million impact related to process improvement and cost reduction initiatives and a $20 million impact from seasonally mild weather. This favorability was offset, in part, by a $19 million increase in the underlying costs of repairs driven by inflation and tariffs. In addition, contract claims costs include a $10 million net favorable impact for adjustments related to contract claims costs development, which comprises a favorable $3 million adjustment in the first nine months of 2019 related to prior year claims and a net $7 million adjustment in the first nine months of 2018 related to the adverse development of claims from periods prior to 2018.

The increase in sales, marketing and customer service costs for the nine months ended September 30, 2019 was driven by targeted marketing spend to drive sales growth, primarily in the direct-to-consumer channel. Incremental ongoing costs related to the Spin-off of $4 million were incurred, which primarily related to the separation of technology systems which were historically shared with ServiceMaster. General and administrative costs includes higher insurance-related costs of $6 million, higher personnel costs of $4 million, primarily consisting of salaries and wages, higher incentive compensation expense of $4 million, and a $2 million increase in other costs, primarily consisting of professional fees.

A reconciliation of Net Income to Adjusted EBITDA is presented below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2019	2018	2019	2018
Net Income	$61	$49	$134	$108
Depreciation and amortization expense	6	5	18	14
Restructuring charges	—	—	—	3
Spin-off charges	—	8	1	23
Provision for income taxes	21	16	46	36
Non-cash stock-based compensation expense	2	1	7	3
Affiliate royalty expense	—	1	—	1
Interest expense	16	7	47	7
Secondary offering costs	—	—	2	—
Interest income from affiliate	—	—	—	(2)
Gain on insured home service plan claims	—	(1)	—	(2)
Adjusted EBITDA	$106	$86	$255	$191

Liquidity and Capital Resources

Liquidity

A substantial portion of our liquidity needs are due to debt service requirements on our indebtedness. The Credit Agreement, as well as the Indenture, contain covenants that limit or restrict our ability, including the ability of certain of our subsidiaries, to incur additional indebtedness, repurchase debt, incur liens, sell assets, make certain payments (including dividends) and enter into transactions with affiliates. As of September 30, 2019, we were in compliance with the covenants under the agreements that were in effect on such date.

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

Cash and short-term marketable securities totaled $432 million and $305 million as of September 30, 2019 and December 31, 2018, respectively. As of September 30, 2019, there were no letters of credit outstanding and there was $250 million of available borrowing capacity under the Revolving Credit Facility.

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

Furthermore, there are third-party restrictions on the ability of certain of our subsidiaries to transfer funds to us. These restrictions are related to regulatory requirements. The payments of ordinary and extraordinary dividends by certain of our subsidiaries (through which we conduct our business) are subject to significant regulatory restrictions under the laws and regulations of the states in which they operate. Among other things, such laws and regulations require certain subsidiaries to maintain minimum capital and net worth requirements and may limit the amount of ordinary and extraordinary dividends and other payments that these subsidiaries can pay to us. As of September 30, 2019 and December 31, 2018, the total net assets subject to these third-party restrictions was $202 million and $187 million, respectively. We expect that such limitations will be in effect for the foreseeable future. In Texas, we are relieved of the obligation to post 75 percent of our otherwise required reserves because we operate a captive insurer approved by Texas regulators in order to satisfy such obligations. None of our subsidiaries are obligated to make funds available to us through the payment of dividends.

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the condensed consolidated and combined statements of cash flows included in Part I, Item 1 of this report, are summarized in the following table.

	Nine Months Ended
	September 30,
(In millions)	2019	2018
Net cash provided from (used for):
Operating activities	$154	$126
Investing activities	(19)	(4)
Financing activities	(6)	(98)
Cash increase during the period	$129	$23

Operating Activities

Net cash provided from operating activities was $154 million for the nine months ended September 30, 2019, compared to $126 million for the nine months ended September 30, 2018.

Net cash provided from operating activities in 2019 comprised $165 million in earnings adjusted for non-cash charges, offset, in part, by a $12 million increase in cash required for working capital. The increase in cash required for working capital was driven by the seasonality of our business, which resulted in a contract asset that was offset, in part, by higher amounts due to suppliers and contractors. See “Liquidity—Financial Position” for further details.

Net cash provided from operating activities in 2018 comprised $129 million in earnings adjusted for non-cash charges, offset, in part, by a $3 million increase in cash required for working capital.

Investing Activities

Net cash used for investing activities was $19 million and $4 million for the nine months ended September 30, 2019 and 2018, respectively.

Capital expenditures decreased to $15 million for the nine months ended September 30, 2019, compared to $21 million for the nine months ended September 30, 2018, and included recurring capital needs and technology projects. For the nine months ended September 30, 2019 and 2018, we incurred incremental capital expenditures required to effect the Spin-off of $2 million and $13 million, respectively, principally reflecting costs to replicate technology systems historically shared with ServiceMaster. We expect capital expenditures for the full year 2019 relating to recurring capital needs and the continuation of investments in information systems and productivity enhancing technology to be approximately $25 million to $30 million. We have no additional material capital commitments at this time.

Cash flows provided from purchases, sales and maturities of securities, net, for the nine months ended September 30, 2019 and 2018 were $3 million and $17 million, respectively, and were driven by the maturities and sales of marketable securities.

Cash flows used for business acquisitions, net of cash acquired, and other investing activities were each $3 million for the nine months ended September 30, 2019 and represent ongoing strategic investments in our business.

Financing Activities

Net cash used for financing activities was $6 million for the nine months ended September 30, 2019, compared to $98 million for the nine months ended September 30, 2018.

Payments on debt and finance lease obligations were $5 million and $6 million for the nine months ended September 30, 2019 and 2018, respectively.

Net transfers to Parent included in financing activities were $74 million for the nine months ended September 30, 2018.

Payments of debt issuance costs of $16 million and the discount paid on the debt issuance of $2 million were incurred in the nine months ended September 30, 2018 as part of our financing transactions that occurred in connection with the Spin-off.

Contractual Obligations

Our 2018 Form 10-K includes disclosures of our contractual obligations and commitments as of December 31, 2018. We continue to make the contractually required payments, and, therefore, the 2019 obligations and commitments described in our 2018 Form 10-K have been reduced by the required payments. During the second quarter of 2019, we entered into agreements with certain real estate brokers. These agreements will result in future purchase obligations for broker marketing and other services of $1 million for the remainder of 2019 and $2 million for 2020.

Financial Position

The following discussion describes changes in our financial position from December 31, 2018 to September 30, 2019.

Cash and cash equivalents increased from prior year levels, primarily due to cash provided from operating activities.

The Contract asset is due to the recognition of monthly-pay customer revenue on an other-than-straight-line basis to match the timing of cost recognition.

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

Off-Balance Sheet Arrangements

As of September 30, 2019, we did not have any significant off-balance sheet arrangements.

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

3.1	Amended and Restated Certificate of Incorporation of frontdoor, inc. (incorporated by reference to Exhibit 3.1 to Frontdoor’s Current Report on Form 8-K filed on October 1, 2018).
3.2	Amended and Restated Bylaws of frontdoor, inc. (incorporated by reference to Exhibit 3.2 to Frontdoor’s Current Report on Form 8-K filed on October 1, 2018).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a - 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a - 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Extension Presentation Linkbase
104*	Cover page formatted as Inline XBRL and included in Exhibit 101.

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

Date: November 6, 2019

frontdoor, inc.
(Registrant)

By:	/s/ Brian K. Turcotte
Brian K. Turcotte
Senior Vice President and Chief Financial Officer (Principal Financial Officer)