Form 10-K
period 2019-12-31
frontdoor, inc.
filed 2020-02-28
CIK 1727263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________________________________________

FORM 10-K

________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from    to

Commission file number 001-38617

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

None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒   No ☐

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
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

As of June 28, 2019, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the closing price, was approximately $3.7 billion.

As of February 21, 2020, there were 85,338,911 shares outstanding of the registrant’s common stock, par value $0.01 per share.

Documents incorporated by reference:

Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2020 annual meeting of stockholders (the “Proxy Statement”) are incorporated by reference into Part III hereof. Such Proxy Statement will be filed within 120 days of the registrant’s fiscal year ended December 31, 2019.

frontdoor, inc.

Annual Report on Form 10-K

GLOSSARY OF TERMS AND SELECTED ABBREVIATIONS

In order to aid the reader, we have included certain terms and abbreviations used throughout this Annual Report on Form 10-K below:

Term/Abbreviation	Definition
2019 Form 10-K	frontdoor, inc. Annual Report on Form 10-K for the year ended December 31, 2019
2026 Notes	6.750% senior notes in the aggregate principal amount of $350 million
AOCI	Accumulated other comprehensive income or loss
ASC	FASB Accounting Standards Codification
ASC 606	ASC Topic 606, Revenue from Contracts with Customers
ASC 740	ASC Topic 740, Income Taxes
ASC 842	ASC Topic 842, Leases
ASU	FASB Accounting Standards Update
ASU 2016-02	ASU 2016-02, Leases (Topic 842)
ASU 2016-13	ASU 2016-13, Financial Instruments–Credit Losses (Topic 326)
ASU 2018-15	ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract
Code	Internal Revenue Code of 1986, as amended
Credit Agreement	The agreements governing the Term Loan Facility and the Revolving Credit Facility
Credit Facilities	The Term Loan Facility together with the Revolving Credit Facility
ESPP	frontdoor, inc. 2019 Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	U.S. Financial Accounting Standards Board
HVAC	Heating, ventilation and air conditioning
Indenture	The indenture and supplemental indenture between Frontdoor and Wilmington Trust, National Association as trustee, that governs the 2026 notes
IRS	Internal Revenue Service
NASDAQ	Nasdaq Global Select Market
Omnibus Plan	frontdoor, inc. 2018 Omnibus Incentive Plan
Parent or ServiceMaster	ServiceMaster Global Holdings, Inc.
Registration Statement	Registration Statement on Form 10 (File No. 001-38617), filed with the SEC, for frontdoor, inc., as amended, on August 1, 2018
Revolving Credit Facility	$250 million revolving credit facility
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SVM	The ServiceMaster Company, LLC
Term Loan Facility	$650 million senior secured term loan facility
U.S.	United States of America
U.S. GAAP	Accounting principles generally accepted in the United States of America
U.S. Tax Reform	The Tax Cuts and Jobs Act enacted on December 22, 2017, which includes significant changes to the U.S. corporate tax system

The following terms in this Annual Report on Form 10-K are our trademarks: frontdoor™, American Home Shield®, HSATM, OneGuard®, Landmark Home Warranty®, CanduTM, Streem® and the frontdoor logo.

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

•weakening general economic conditions, especially as they may affect existing home sales, unemployment and consumer confidence or spending levels;

•our ability to successfully implement our business strategies;

•our ability to attract, retain and maintain positive relations with third-party contractors and vendors;

•adverse credit and financial markets impeding access and leading to increased financing costs;

•adverse weather conditions and Acts of God;

•our ability to attract and retain key personnel;

•our dependence on labor availability, third-party vendors, including business process outsourcers, and third-party component suppliers;

•compliance with, or violation of, laws and regulations, including consumer protection laws, increasing our legal and regulatory expenses;

•adverse outcomes in litigation or other legal proceedings;

•increases in tariffs or changes to import/export regulations;

•cybersecurity breaches, disruptions or failures in our technology systems and our failure to protect the security of personal information about our customers;

•increases in appliance, parts and system prices, and other operating costs;

•our ability to protect our intellectual property and other material proprietary rights;

•negative reputational and financial impacts resulting from acquisitions or strategic transactions;

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

•special risks applicable to operations outside the United States by us or our business process outsource providers;

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

•our ability to generate the significant amount of cash needed to fund our operations and service our debt obligations; and

•other factors described in this Annual Report on Form 10-K and from time to time in documents that we file with the SEC.

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

References in this Annual Report on Form 10-K to “Frontdoor,” the “Company,” “we,” “our,” or “us” refer to frontdoor, inc. and all of its subsidiaries. Certain amounts presented in tables are subject to rounding adjustments and, as a result, the totals in such tables may not sum.

PART I

ITEM 1. BUSINESS

Overview

Frontdoor is the largest provider of home service plans in the United States, as measured by revenue, and operates under the American Home Shield, HSA, OneGuard and Landmark brands. Our home service plans help our customers maintain their homes and protect against costly and unexpected breakdowns of essential home systems and appliances. We maintain close and frequent contact with our customers as we respond to over four million homeowner service requests annually utilizing our nationwide network of approximately 17,000 pre-qualified professional contractor firms. Our value proposition to our professional contractor network is providing them access to our significant work volume, increasing their business activity while enhancing their ability to manage their financial and human capital resources. We realize significant economies of scale as a result of our volume of service requests, and we intend to leverage our advanced customer and contractor-centric technology platform, expanding independent contractor network, existing customer base, purchasing power for replacement parts, appliances and home systems and extensive history and deep understanding of the home services market to generate sustained growth of our core home service plan business as well as to develop our new on-demand home services business, which we launched in 2019 under the brand name Candu. In 2019, we also acquired Streem, Inc. (“Streem”), a technology startup that uses augmented reality, computer vision and machine learning to help home service professionals more quickly and accurately diagnose breakdowns and complete repairs.

We serve over two million customers annually across all 50 states and the District of Columbia. Our home service plan customers subscribe to a yearly service plan agreement that covers the repair or replacement of major components of up to 21 home systems and appliances, including electrical, plumbing, central HVAC systems, water heaters, refrigerators, dishwashers and ranges/ovens/cooktops, as well as electronics, pools and spas and pumps. Product failures can pose significant emotional and financial challenges for our customers as these items tend to be the most critical and complicated items in a home. Given the potentially high cost of a major appliance or home system breakdown, the cumbersome process of vetting and hiring a qualified repair professional and, typically, the lack of a formal guarantee for services performed, our customers place high value on the peace of mind, convenience, repair expertise and service guarantee our home service plans deliver. As homes become increasingly complex and connected, our ability to innovate, both through upgraded product offerings and through channel diversification, has allowed us to grow the home service plan category as well as our share of that category.

Our service plans appeal to the growing category of U.S. homeowners who seek financial protection against unexpected and expensive home repairs and/or the convenience of having a single home service provider that delivers pre-qualified, experienced professionals and service guarantees. Our multi-faceted value proposition resonates with a broad customer demographic, regardless of home price, income level, geographic location or age. We acquire our customers through our partner real estate brokers and directly by advertising and marketing through our direct-to-consumer (“DTC”) channel. As a result of our strong customer value proposition, 68 percent of our revenue in 2019 was recurring, in line with historical averages, driving consistency and predictability in our revenues. In addition, a significant majority of our home service plan customers automatically renew on an annual basis.

From 2014 to 2019, our network of high-quality, pre-qualified professional contractor firms has grown from approximately 11,000 to 17,000, all of which have performed a service order for us in the past 12 months. We are highly selective with onboarding new contractor firms into our service network and continuously monitor service quality through a set of rigorous performance measures, relying heavily on direct customer feedback. We are more than four times larger than the next largest provider of home service plans in the United States, as measured by revenue. We believe our scale affords us significant competitive advantages, as it would require substantial time and monetary investment to develop a comparable contractor base with national reach, experience and service excellence. We classify a subset of our independent contractor network as “preferred,” representing firms that meet our highest quality standards and are often long-tenured providers with us. Approximately 80 percent of work orders are completed by our preferred contractor network, driving higher customer satisfaction and retention rates. We intend to leverage our leading contractor base to expand into home improvement and maintenance services through both our home service plans and future on-demand services.

Also in 2019, we expanded our business through the launch of our on-demand home services business Candu and the acquisition of Streem. As part of its free home services membership, Candu offers access to appliance repair services from vetted and highly-rated appliance service professionals. Candu commenced operating in select Atlanta-area neighborhoods in December 2019. We expect to expand to additional geographic areas and skilled trades throughout 2020. Candu is unique in serving as a guide and advisor for projects, offering do-it-yourself videos and content, an upfront flat-fee pricing option, next-day repairs on weekdays, and a “Candu Will Do Guarantee”—a six-month guarantee of the work performed under flat-fee pricing.

Streem uses augmented reality, computer vision and machine learning to help home service professionals more quickly and accurately diagnose breakdowns and complete repairs. The technology enables homeowners to use their smartphone cameras to instantly connect with a service professional who can remotely see the item that needs attention and capture a variety of important details about the item, potentially helping to reduce the time required for completing repairs and even eliminating the need for a technician to visit the home by offering a simple do-it-yourself solution. We expect to use Streem’s services in our core home service plan business and in Candu’s on-demand business to deliver a superior service experience and reduce our costs.

For the year ended December 31, 2019, we generated revenue, net income and Adjusted EBITDA of $1,365 million, $153 million and $303 million, respectively. For a reconciliation of Adjusted EBITDA to net income, see "Item 6. Selected Financial Data".

Our Opportunity

Frontdoor operates within the $400 billion U.S. home services market, of which the U.S. home service plan category currently represents $2.5 billion. We view increased penetration of the U.S. home service plan category as a long-term growth opportunity. This category is currently characterized by low household penetration with approximately five million of 124 million U.S. households (owner-occupied homes and rentals), or approximately four percent, covered by a home service plan. In addition, we believe that increasingly complex home systems and appliances, as well as consumer preference for budget protection and convenience, will emphasize the value proposition of pre-qualified professional repair services and, accordingly, the coverage benefits offered by a home service plan.

We also believe that we are well-positioned to capitalize on our leading position in the home service plan category to provide services to consumers in the broader home services segment. As consumer demand shifts toward more convenient, outsourced services, we believe we have an opportunity as a reliable, scaled service provider with a national, licensed independent contractor network to expand further into on-demand services through our Candu brand.

Our marketplace-based approach to home service delivery requires us to continue to grow our supply side, and we remain committed to attracting high-quality independent contractors to our network of professional service providers. As we continue to scale our contractor network, we in turn expand our breadth of potential services and enhance our ability to further execute our on-demand service delivery model.

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

In the real estate channel, we leverage marketing service agreements and a team of field-based account managers to train, educate and market our plans through real estate brokers and agents at both a local and national level. We have strategic relationships with each of the top ten real estate brokers in the United States, and we view these strategic relationships as a key competitive advantage.

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

Diverse, Recurring and Stable Revenue Streams. We acquire customers through two channels, real estate and DTC, and we have operations in all 50 states and the District of Columbia. We believe our ability to acquire customers through the DTC channel helps to mitigate the effect of potential cyclicality in the home resale market and our nationwide presence limits the impact of poor economic conditions or adverse weather conditions in any particular geography. We also benefit from predictable and recurring revenue as our customers sign twelve-month contracts and 68 percent of our revenue was generated through existing customer renewals in 2019, in line with historical averages. In addition, our business model has proven resilient through various business cycles as evidenced by our growth each year during the 2008 financial downturn and compound annual revenue growth rate of approximately four percent from 2007 to 2011 and approximately nine percent from 2011 to 2019.

Capital-Light Business Model. Our business model generates strong Adjusted EBITDA margins and negative working capital and requires limited capital expenditures. As such, we have a capital-light business model that drives potential for strong generation of cash flow. We may, from time to time, make more significant investments in capability-expanding technology, including investments to develop a world-class data platform to fuel our growth. Net cash provided from operating activities was $200 million for the year ended December 31, 2019 compared to $189 million for the year ended December 31, 2018 and $194 million for the year ended December 31, 2017. Free Cash Flow was $178 million, $163 million and $179 million for the years ended December 31, 2019, 2018 and 2017, respectively. For a reconciliation of Free Cash Flow to net cash provided from operating activities, see “Item 6. Selected Financial Data.”

Experienced Management Team. We have a management team of highly experienced leaders who have strong track records in a wide variety of industries and economic conditions. Our management team is highly focused on execution and driving growth and profitability, and, as such, our compensation structure is tied to key performance metrics that are designed to incentivize senior management to drive the long-term success of our business. Our chief executive officer brings direct experience from industry-leading companies like Lyft and Amazon. He is well versed in scaling large businesses, leveraging technology to innovate and grow and building on-demand marketplaces. Our chief financial officer has over 20 years as a finance executive and seven years with our core business, bringing deep industry insights, continuity and financial acumen. We believe our management team has the vision and experience to position us for continued success and to implement and execute our business strategies over the long term. Further, we believe that we have a deep pool of talent across our organization, including long-tenured individuals with significant expertise, knowledge of our business and experience building and scaling technology-enabled businesses.

Our Business Strategies

We intend to profitably grow our business by:

Increasing Our Home Service Plan Penetration

Between 2014 and 2019, we increased our share of home service plan category revenue while the overall size of the home service plan category increased from approximately three million to five million households over the same period. We intend to further increase our home service plan penetration by making strategic investments to educate consumers on our compelling value proposition, target homeowners more effectively, further improve the customer experience and attract new real estate brokers and contractors. In addition, we see an opportunity to expand our repair services to property managers who currently use our services through individual home service plans by helping them aggregate such plans and better manage their utilization of our services.

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

Continue Digital Innovation. We are continuing to invest in digital innovation to further increase the ease-of-use of our technology platform for customers, contractors and realtors. In recent years, we have developed robust customer technology platforms, which make it easy for customers to purchase from us, request service and manage their account from the convenience of a smartphone or tablet. Our contractor technology platform makes it easier for contractors to work with us and improves communication between contractors and our customers. Our realtor technology platform makes it easier for realtors to work with us and, therefore, recommend our products to their clients. Approximately 60 percent of real estate channel orders were placed online in 2019. As we continue to make investments in digital innovation, these enhanced digital platforms will be the foundation of both our home service plan business and our new on-demand business.

Develop Dynamic Pricing. We launched the first phase of dynamic pricing in the fourth quarter of 2019, which allows us to leverage our proprietary data platform to adjust our plan prices based on factors such as the strength of our contractor network or characteristics of homes in a market. We expect to utilize these capabilities to improve the profitability of higher risk customers, while offering more attractive prices to lower risk and price-sensitive customers. We will continue to test and expand our dynamic pricing capabilities in 2020 and beyond.

Expanding into Home Maintenance and Improvement Services

We intend to continue to leverage our existing sales channels and service platform to deliver additional value-added services to our customers by expanding beyond repair services to offer home maintenance and improvement services. Repair services only comprise approximately 25 percent of the U.S. home services market, and home improvement and maintenance work is highly valued by our contractors. Our product development teams draw upon the experience of technicians in the field to both create innovative customer solutions for the existing product suite and identify service and category adjacencies. For example, in 2019, we launched a new maintenance service offering of central HVAC pre-season checkups. In the real estate channel, we have recently launched a successful nationwide service offering of re-keying locks for recent home buyers with a home service plan. We are also testing smart home technology services, which we believe will add value to our plans and result in increases in renewals. We believe these new service offerings will lead to higher customer engagement, ultimately leading to stronger customer loyalty.

Providing Customers Access to Our High-Quality, Pre-Qualified Network of Contractors for On-Demand Home Services

We see a significant opportunity to leverage our existing contractor base to develop home repair and maintenance services through our Candu on-demand membership service, which we believe will increase our customer satisfaction and contractor value proposition and provide us with additional revenue opportunities. By offering on-demand services, we can provide additional services to our existing home service plan customers and reach new customers, including those not currently interested in home service plans. The home service plan category currently consists of five million homes, while the market opportunity for on-demand services is 124 million homes. We are evolving with our customers’ ever-changing preferences, including demand for new services and how those services are solicited and procured.

For homeowners, our Candu free home services membership offers access to appliance repair services from vetted and highly-rated appliance service professionals. Candu is unlike other on-demand home services, as it serves as a homeowner’s personal go-to resource, guide and advisor for projects, offering do-it-yourself videos and content, upfront flat-fee pricing, next-day repairs on weekdays with convenient two-hour appointment windows, and a “Candu Will Do Guarantee”—a six-month guarantee of the work performed under flat-fee pricing. For contractors, we can provide actual revenue opportunities (not just leads), access to our preferred pricing for replacement parts, appliances and home systems, as well as access to our scheduling services. We also believe that our on-demand services offering will strengthen our core home service plan business by highlighting the value proposition of our services and the convenience of our vast contractor network to new customers.

In December 2019, we launched our on-demand business in select Atlanta-area neighborhoods. We expect to begin expanding to additional geographic markets and skilled trades throughout 2020.

Developing a World-Class Data Platform

We believe we have the opportunity to become the authoritative source of home service information. Since the founding of our core home service plan business in 1971, we have amassed a significant amount of data on historic maintenance trends, recall and repair history and parts and labor pricing for most home repairs. We are constantly analyzing and using our data to make better business decisions and improve visibility on future costs. We also intend to identify additional opportunities to use technology to capture valuable home data, making it easier for customers and contractors to interact and ultimately enable us to anticipate repair needs. We intend for this aggregated data platform to be the definitive source of information for the home that enables both customers and contractors to make informed decisions. We believe these investments will both improve the customer experience and reduce our operating expenses. We also believe this data platform will provide additional revenue opportunities as real estate companies, manufacturers and other companies recognize the benefit of this aggregated data.

Pursuing Selective Acquisitions

We have a track record of sourcing and purchasing other businesses and successfully integrating them into our business. We anticipate that the highly fragmented nature of the home service plan industry will continue to create strategic opportunities for further consolidation, and, with our scale, we believe we will be the acquirer of choice in the industry. In particular, we intend to focus strategically on underserved regions where we can enhance and expand service capabilities. Historically, we have used acquisitions to cost-effectively grow our customer base in high-growth geographies, and we intend to continue to do so. We may also explore opportunities to make strategic acquisitions that will expand our service offering in the broader home services segment.

We also expect to use acquisitions to enhance our technological capabilities. In 2019, we acquired Streem to support the service experience for our customers, reduce costs and create potential new revenue opportunities across a variety of channels. Streem uses augmented reality, computer vision and machine learning to help home service professionals more quickly and accurately diagnose breakdowns and complete repairs. The technology enables homeowners to use their smartphone cameras to instantly connect with a service professional who can remotely see the item that needs attention and capture a variety of important details about the item, potentially helping to reduce the time required for completing repairs and even eliminating the need for a technician to visit the home by offering a simple do-it-yourself solution. We expect to use Streem’s services in our core home service plan business and in Candu’s on-demand business to deliver a superior service experience and reduce our costs.

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

Real estate channel. Our plans have historically been used to provide peace of mind to home buyers by protecting them from large, unanticipated out-of-pocket expenses related to the breakdown of major home systems and appliances during the first year after a home purchase. We leverage marketing service agreements and a team of 170 field-based account managers, business development managers and sales leaders who focus on a defined geographic area to train and educate real estate brokers and agents within their territory about the benefits of a home service plan by working directly with real estate offices and participating in broker meetings and national sales events. Those brokers and agents then market our home service plans to home buyers.

We have strategic relationships with each of the top ten real estate brokers in the United States and continue to improve relationships with other key brokers. Our long-standing relationships with many of these brokers help to secure and grow our position. In addition, for 18 years running, we have had a strategic alliance agreement with the National Association of Realtors, which is the largest real estate association in the United States representing approximately 1.4 million realtors.

We had a 32 percent share of plans sold in connection with a home resale transaction in 2019, up from 29 percent in 2014. In 2019, 1.5 million homes were sold with a home service plan out of the approximately 5.3 million homes sold. In 2019, customers in this channel renewed at 27 percent after the first contract year. Revenue from this channel, including associated renewals, was $610 million, $578 million and $533 million for the years ended December 31, 2019, 2018 and 2017, respectively. Overall revenues within this channel have grown at a five percent CAGR from 2007 through 2019.

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

Since 2014, we have maintained an over 50 percent share of home service plans purchased or renewed outside of a home resale transaction. This industry remains underpenetrated, with approximately three million homes out of the 119 million U.S. households (excluding home resales) having a home service plan. In 2019, customers in this channel renewed at 75 percent after the first contract year. Revenue from this channel, including associated renewals, was $746 million, $674 million and $618 million for the years ended December 31, 2019, 2018 and 2017, respectively. Overall revenues within this channel have grown at a nine percent CAGR from 2007 through 2019.

Customer renewals. We generated 68 percent of our revenue through existing customer renewals for the year ended December 2019 compared to 66 percent for each of the years ended December 31, 2018 and 2017. Our customer retention rate has grown from 73 percent in 2007 to 75 percent in 2019. We have made significant investments in our integrated technology platform, self-service capabilities, customer care center operations and contractor management systems, which we believe position us to further improve retention.

Customers, Contractors, Suppliers and Geographies

Customers. As our customers are predominantly owners of single-family residences, we do not have significant customer concentration. We had 2.2 million, 2.1 million and 2.0 million customers as of December 31, 2019, 2018 and 2017, respectively. Approximately 69 percent of our customers are on a monthly auto-pay program. Auto-pay customers are more likely to renew than non-auto-pay customers.

Contractors. We have a network of approximately 17,000 high-quality, pre-qualified professional contractor firms that employ approximately 60,000 technicians. The qualification process for a contractor includes assessing their online presence and customer reviews, gathering public information about the company, reviewing references from customers and other contractors, and confirming they meet all insurance and licensing standards. In addition, contractors must agree to our service requirements, such as timely appointments and follow-ups with all customers, guaranteed work, professionalism, and availability. Our contractors are supported by a designated contractor relations representative who guides them through the process of working with us, from on-boarding to the first service call to continuous monitoring and training. No contractor accounted for more than five percent of our cost of services rendered. We estimate that approximately 95 percent of our contractor base plans to maintain or expand their relationship with us over the next two years.

Suppliers. We are dependent on a limited number of suppliers for various key components used in the services and products we offer to customers, and the cost, quality and availability of these components are essential to our services. Direct supplier spend, which excludes purchases made by our contractors, made up approximately 20 percent of our cost of services rendered in 2019, and we have multiple national supplier agreements in place. We have seven national suppliers of repair parts and home systems and appliances that each account for more than five percent of our supplier spend.

Geographies. A significant percentage of our revenue is concentrated in the southern and western regions of the United States, including California, Texas, Florida and Arizona.

Technology

We are continuing to invest in digital innovation to further increase the ease-of-use of our technology platform for customers, contractors and realtors.

Customers. In recent years, we have developed robust customer technology platforms, which make it easy for customers to purchase from us, request service and manage their account from the convenience of a smartphone or tablet. Approximately 40 percent of our DTC sales in 2019 were entered online, and 50 percent of our total service request volume was entered online or through our interactive voice response system. Our customer MyAccount platform had over one million active users at the end of 2019, allowing customers to pay bills, request service, review account information or chat with a representative online without having to call our customer care centers.

Contractors. Our contractor technology platform makes it easier for contractors to work with us and improves communication between contractors and our customers. Our contractor portal had over 7,500 active users at the end of 2019, and our platform sent nearly 1.5 million “On-My-Way” notifications to customers, letting them know their contractor was en route to their home.

Realtors. Our realtor technology platform makes it easier for realtors to work with us, and, therefore, recommend our products to their clients. Approximately 60 percent of real estate channel orders were placed online in 2019. Our realtor portal had over 90,000 active users at the end of 2019, allowing realtors to enter, edit and pay for orders; view or print order confirmations, invoices and contracts for active customers; request service on behalf of their clients; and view and manage expiring orders.

Competition

We compete in the home service plan industry and the broader U.S. home services market. The home service plan industry is a highly competitive industry. The principal methods of competition, and by which we differentiate ourselves from our competitors, are quality and speed of service, contract offerings, brand awareness and reputation, customer satisfaction, pricing and promotions, contractor network and referrals. While we compete with a broad range of competitors in each locality and region, we are the only home service plan company providing home service plans in all 50 states and the District of Columbia. Our primary direct competitors are First American Home Warranty Corporation and Old Republic Home Protection. We also compete in the broader home services market with HomeAdvisor and HomeServe. We believe our network of approximately 17,000 pre-qualified professional contractor firms, in combination with our large base of contracted customers, differentiate us from other platforms in the home services market.

Employees

As of December 31, 2019, we had approximately 2,300 employees, none of whom is represented by a labor union.

Seasonality

The demand for our services, and our results of operations, are affected by weather conditions and seasonality. Such seasonality causes our results of operations to vary considerably from quarter to quarter. Accordingly, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year. Extreme temperatures, typically in the winter and summer months, can lead to an increase in service requests related to home systems, particularly central HVAC systems, resulting in higher claim frequency and costs and lower profitability, while mild temperatures in the winter or summer months can lead to lower home systems claim frequency. For example, we experienced an increase in contract claims costs driven by a higher number of central HVAC work orders due to colder winter temperatures in the first quarter of 2018 and higher summer temperatures in the second and third quarters of 2018, as compared to historical averages, in many of the markets that we serve. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors and Trends Affecting Our Results of Operations—Seasonality” in Part II of this Annual Report on Form 10-K for additional information.

Intellectual Property

We hold various service marks, trademarks and trade names, such as Frontdoor, American Home Shield, Candu and Streem, that we deem particularly important to our advertising and marketing activities.

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

These federal, state and local laws and regulations include laws relating to consumer protection, deceptive trade practices, home service plans, real estate settlement, wage and hour requirements, state contractor laws, the employment of immigrants, labor relations, licensing, building code requirements, workers’ safety, environmental, privacy and data protection, securities, insurance coverages, sales tax collection and remittance, healthcare reforms, employee benefits, marketing (including, without limitation, telemarketing) and advertising. In addition, we are regulated in certain states by the applicable state insurance regulatory authority and by other regulatory bodies, such as the Texas Real Estate Commission.

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

Available Information

Our website address is www.frontdoorhome.com. We use our website as a channel of distribution for company information. We will make available free of charge on the Investor section of our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act. We also make available through our website other reports filed with or furnished to the SEC under the Exchange Act, including our proxy statements and reports filed by officers and directors under Section 16(a) of the Exchange Act, as well as our Code of Conduct and Financial Code of Ethics. Financial and other material information regarding Frontdoor is routinely posted on our website and is readily accessible. We do not intend for information contained in our website to be part of this Annual Report on Form 10-K.

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

The materialization of any risks and uncertainties set forth below or identified in Cautionary Statement Concerning Forward-Looking Statements contained in this report and our other filings with the SEC or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of this Annual Report on Form 10-K and “Cautionary Statement Concerning Forward-Looking Statements” above.

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

Changes in the real estate market could also affect the demand for our services as home buyers elect not to purchase our services, which could have a material adverse impact on our business, financial position, results of operations and cash flows. Among others, the number of real estate transactions in which our services are purchased could decrease in the following situations:

•when mortgage interest rates are high or rising;

•when the availability of credit, including commercial and residential mortgage funding, is limited; or

•when real estate values are declining.

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

We are also dependent on vendors for home systems, replacement appliances and parts, and the ability to rely on the pricing for such goods in the contracts we negotiate with these vendors. If we cannot obtain the replacement appliances, systems or parts from vendors within our existing stable of vendors to satisfy consumer claims, we may be forced to obtain replacement appliances, systems and parts from other vendors at higher costs, which could have a material adverse impact on our business, financial position, results of operations and cash flows.

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

Weather conditions and seasonality, including Acts or God, can affect the demand for our services, our ability to operate, and our results of operations and cash flows.

The demand for our services, and our results of operations, are affected by weather conditions and seasonality, including, without limitation, potential impacts of climate change, known and unknown. Such seasonality causes our results of operations to vary considerably from quarter to quarter. Accordingly, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year. Extreme temperatures, typically in the winter and summer months, can lead to an increase in service requests related to home systems, particularly central HVAC systems, resulting in higher claim frequency and costs and lower profitability, while mild temperatures in the winter or summer months can lead to lower home systems claim frequency. For example, we experienced an increase in contract claims costs driven by a higher number of central HVAC work orders due to colder winter temperatures in the first quarter of 2018 and higher summer temperatures in the second and third quarters of 2018, as compared to historical averages, in many of the markets that we serve. Acts of God, or natural disasters such as typhoons, hurricanes, tornadoes or earthquakes, could also affect our facilities, or those of our major suppliers or business process outsource providers, which could affect our costs, our ability to meet supply requirements, our ability to provide services and our ability to access our data and other records. Extreme or unpredictable weather conditions could materially adversely impact our business, financial position, results of operations and cash flows.

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

Our ability to conduct our operations is in part affected by our ability to increase our labor force, including on a seasonal basis at our customer care centers, which may be adversely affected by a number of factors. While we employ domestic and retain overseas third-party customer care center resources to help fulfill our service and other obligations, the effectiveness of such resources may be adversely affected by the availability of labor in such other markets and the continuing viability of contract relations with such third parties. In the event of a labor shortage, we could experience difficulty in responding to customer calls in a timely fashion or delivering our services in a high-quality or timely manner and could be forced to increase wages to attract and retain associates, which would result in higher operating costs and reduced profitability. Long call and service wait times by customers during peak operating times could have a material adverse impact on our reputation, business, financial position, results of operations and cash flows.

Laws and government regulations applicable to our business and lawsuits, enforcement actions and other claims by third parties or governmental authorities could increase our legal and regulatory expenses, and impact our business, financial position, results of operations and cash flows.

Our business is subject to significant federal, state and local laws and regulations. These laws and regulations include but are not limited to laws relating to consumer protection, deceptive trading practices, home service plans, real estate settlement, wage and hour requirements, state contractor laws, the employment of immigrants, labor relations, licensing, building code requirements, workers’ safety, environmental, privacy and data protection, securities, insurance coverages, sales tax collection and remittance, healthcare reforms, employee benefits, marketing (including, without limitation, telemarketing) and advertising. In addition, we are regulated in certain states by the applicable state insurance regulatory authority and by other regulatory bodies, such as the Texas Real Estate Commission.

While we do not consider ourselves to be an insurance company, the IRS or state agencies could deem us to be taxed as such, which could adversely impact the timing of our tax payments. We cannot predict whether our operation as a stand-alone company following the separation and distribution will increase the likelihood that the IRS or any state agency may view us as an insurance company.

In addition, U.S. Tax Reform was enacted in December 2017. This legislation made significant changes to the Internal Revenue Code of 1986, as amended (the “Code”). U.S. Tax Reform, among other things, contains significant changes to corporate taxation, including a reduction of the corporate income tax rate, a partial limitation on the deductibility of business interest expense, limitation of the deduction for certain net operating losses to 80 percent of current year taxable income, an indefinite carryforward of certain net operating losses, limitations on certain deductions for compensation paid to certain executive offices, immediate deductions for certain new investments instead of deductions for depreciation expense over time and the modification or repeal of many business deductions and credits.

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

Various federal, state and local governing bodies may propose additional legislation and regulation that may be detrimental to our business or may substantially increase our operating costs, including increases in the minimum wage; environmental regulations related to climate change, equipment efficiency standards, refrigerant production and use and other environmental matters; health care coverage; “do-not-call” or other marketing regulations; or regulations implemented in response to business practices of others in our industry. It is difficult to predict the future impact of the broad and expanding legislative and regulatory requirements affecting our business and changes to such requirements may adversely affect our business, financial position, results of operations and cash flows. In addition, if we were to fail to comply with any applicable law or regulation, we could be subject to substantial fines or damages, be involved in lawsuits, enforcement actions and other claims by third parties or governmental authorities, suffer harm to our reputation, suffer the loss of licenses or incur penalties that may affect how our business is operated, any of which, in turn, could have a material adverse impact on our business, financial position, results of operations and cash flows.

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

Disruptions or failures in our technology systems could create liability for us or limit our ability to effectively monitor, operate and control our operations and adversely impact our reputation, business, financial position, results of operations and cash flows.

Our technology systems facilitate our ability to monitor, operate and control our operations. These systems were developed in conjunction with other systems at ServiceMaster prior to the Spin-off and have been significantly changed and modified since then. Such changes and modifications to our technology systems could cause disruption to our operations or cause challenges with respect to compliance with laws, regulations or other applicable standards. As the development and implementation of our technology systems (including our operating systems) evolve, we may elect to modify, replace or abandon certain technology initiatives, which could result in write-downs.

Any disruption in our technology systems, including capacity limitations, instabilities, or failure to operate as expected, could, depending on the magnitude of the problem, adversely impact our business, financial position, results of operations and cash flows, including by limiting our capacity to monitor, operate and control our operations effectively. Failures of our technology systems could also lead to violations of privacy laws, regulations, trade guidelines or practices related to our customers and associates. If our disaster recovery plans do not work as anticipated, or if the third-party vendors to which we have outsourced certain technology, contact center or other services fail to fulfill their obligations, our operations may be adversely affected, and any of these circumstances could adversely affect our reputation, business, financial position, results of operations and cash flows.

Increases in appliance, parts and system prices and other operating costs could adversely impact our business, financial position, results of operations and cash flows.

Our financial performance may be adversely affected by increases in the level of our operating expenses, such as refrigerants, appliances and equipment, parts, raw materials, wages and salaries, employee benefits, healthcare, contractor costs, self-insurance costs and other insurance premiums, as well as various regulatory compliance costs, all of which may be subject to inflationary and other pressures. For example, in 2018, we experienced a higher mix of appliance replacements versus repairs, which, in turn, increased our contract claims costs. Such increase in operating expenses, including service request costs, could have a material adverse impact on our business, financial position, results of operations and cash flows.

Prices for raw materials, such as steel and fuel, are subject to market volatility. We cannot predict the extent to which we may experience future increases in costs of chemicals, refrigerants, appliances and equipment, parts, raw materials, wages and salaries, employee benefits, healthcare, contractor costs, self-insurance costs and other insurance premiums, as well as various regulatory compliance costs and other operating costs. To the extent such costs increase, we may be prevented, in whole or in part, from passing these cost increases through to our existing and prospective customers, which could have a material adverse impact on our business, financial position, results of operations and cash flows.

We depend on a limited number of third-party components suppliers. Our reputation, business, financial position, results of operations and cash flows may be harmed if these parties do not perform their obligations or if they suffer interruptions to their own operations, or if alternative component sources are unavailable or if there is an increase in the costs of these components.

We are dependent on a limited number of suppliers for various key components used in the services and products we offer to customers, and the cost, quality and availability of these components are essential to our services. In particular, we have seven national suppliers of repair parts and home systems and appliances that each account for more than five percent of our supplier spend. We are subject to the risk of shortages, increased costs and long lead times in the supply of these components and other materials, and the risk that our suppliers discontinue or modify, or increase the price of, the components used. If the supply of these components were to be delayed or constrained, or if one or more of our main suppliers were to go out of business, alternative sources or suppliers may not be available on acceptable terms or at all. For example, certain of our suppliers are located in or near, or source from other suppliers in or near, regions affected by the coronavirus COVID-19. Further, if there were a shortage of supply, the cost of these components may increase and harm our ability to provide our services on a cost-effective basis. In connection with any supply shortages in the future, reliable and cost-effective replacement sources may not be available on short notice or at all, and this may force us to increase prices and face a corresponding decrease in demand for our services. In the event that any of our suppliers were to discontinue production of our key product components, developing alternate sources of supply for these components would be time consuming, difficult and costly. This would harm our ability to market our services in order to meet market demand and could materially and adversely affect our reputation, business, financial position, results of operations and cash flows.

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

Data protection legislation is also becoming increasingly common in the United States at both the federal and state level. For example, the State of California enacted the California Consumer Privacy Act of 2018 (the “CCPA”), which became effective on January 1, 2020. The CCPA requires companies that process information of California residents to make new disclosures to consumers about their data collection, use and sharing practices, allows consumers to opt out of certain data sharing with third parties and provides a new cause of action for data breaches. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination and security of data. The burdens imposed by the CCPA and other similar laws that may be enacted at the federal and state level may require us to further modify our data processing practices and policies and to incur substantial expenditures in order to comply.

We may not be able to adequately protect our intellectual property and other proprietary rights that are material to our business.

Our ability to compete effectively depends in part on our rights to proprietary information, service marks, trademarks, trade names and other intellectual property rights we own or license, particularly our brand names, Frontdoor, American Home Shield, HSA, OneGuard, Landmark, Candu and Streem. We have not sought to register or protect every one of our marks in the United States. If we are unable to protect our proprietary information and intellectual property rights, including brand names, it could cause a material adverse effect on our reputation, business, financial position, results of operations and cash flows. Litigation may be necessary to enforce our intellectual property rights and protect our proprietary information, or to defend against claims by third parties that our products, services or activities infringe their intellectual property rights.

Future acquisitions or other strategic transactions could negatively affect our reputation, business, financial position, results of operations and cash flows.

Our business strategy includes the pursuit of strategic transactions, which could involve acquisitions or dispositions of businesses or assets. For example, in 2019, we acquired Streem. Any future strategic transaction could involve integration or implementation challenges, business disruption or other risks, or change our business profile significantly. Any inability on our part to consolidate and manage growth from acquired businesses or successfully implement other strategic transactions could have an adverse impact on our reputation, business, financial position, results of operations and cash flows. Any acquisition that we make may not provide us with the benefits that were anticipated when entering into such acquisition. The process of integrating an acquired business may create unforeseen difficulties and expenses, including the diversion of resources needed to integrate new businesses, technologies, products, personnel or systems; the inability to retain associates, customers and suppliers; the assumption of actual or contingent liabilities; failure to effectively and timely adopt and adhere to internal control processes and other policies; write-offs or impairment charges relating to goodwill and other intangible assets; unanticipated liabilities; and potential expense associated with litigation with sellers of such businesses. Any future disposition transactions could also impact our business and may subject us to various risks, including failure to obtain appropriate value for the disposed businesses and post-closing claims.

We may be required to recognize impairment charges.

We have significant amounts of goodwill and intangible assets, such as trade names. In accordance with applicable accounting standards, goodwill and indefinite-lived intangible assets are not amortized and are subject to assessment for impairment by applying a fair-value-based test annually, or more frequently if there are indicators of impairment, including:

•significant adverse changes in the business climate, including economic or financial conditions;

•significant adverse changes in expected operating results;

•adverse actions or assessments by regulators;

•unanticipated competition;

•loss of key personnel; and

•a current expectation that it is more likely than not that a reporting unit or intangible asset will be sold or otherwise disposed of.

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

Our strategy to increase profitability, in part, by reducing our costs of operations includes the implementation of certain business process outsourcing initiatives, including off-shore outsourcing of certain aspects of our call center operations, some of which are located near regions that have been affected recently by the coronavirus COVID-19 and previously by Acts of God, such as earthquakes and typhoons. Any disruption, termination or substandard performance of these outsourced services, including possible breaches by third-party vendors of their agreements with us, could adversely affect our brands, reputation, customer relationships, financial position, results of operations and cash flows. Also, to the extent a third-party vendor relationship is terminated, there is a risk of disputes or litigation and that we may not be able to enter into a similar agreement with an alternate provider in a timely manner or on terms that we consider favorable. Even if we find an alternate provider, or choose to insource such services, there are significant risks associated with any transitioning activities. In addition, to the extent we decide to terminate outsourcing services and insource such services, there is a risk that we may not have the capabilities to perform these services internally, resulting in a disruption to our business, which could adversely impact our reputation, businesses, financial position, results of operations and cash flows. We could incur costs, including personnel and equipment costs, to insource previously outsourced services like these, and these costs could adversely affect our results of operations and cash flows.

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

Marketing efforts to increase sales through our real estate and direct-to-consumer channels may not be successful or cost-effective.

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

Our operations outside the United States are subject to special risks that could adversely affect us.

Our revenues are currently derived within the United States; however, certain aspects of our call center operations and other services are conducted outside the United States by business process outsource providers in the Philippines and Trinidad and Tobago, and we have recently established a technology center in India. These operations are currently conducted in India, the Philippines, and Trinidad and Tobago. Accordingly, developments in those parts of the world generally have a more significant effect on our operations than developments in other places. Our operations outside the United States are also subject to special risks, including fluctuations in currency values and foreign-currency exchange rates, which may affect our net income and the book value of our assets outside the United States; exchange control regulations; changes in local political or economic conditions; other potentially detrimental domestic and foreign governmental practice or policies affecting U.S. companies operating abroad; difficulties in staffing and managing international operations; and operational and compliance challenges resulting from distance, language and cultural differences. Acts of God, war, terror acts and epidemic disease, such as the novel coronavirus COVID-19, may impair our ability to operate, or the ability of our business process outsource providers to operate, in particular countries or regions.

Risks Related to the Recent Spin-Off and Our Operations as an Independent Publicly Traded Company

We have a limited history of operating as an independent, public company, and our historical financial information is not necessarily representative of the results that we would have achieved as a separate, publicly traded company and may not be a reliable indicator of our future results.

The historical information in this Annual Report on Form 10-K for periods prior to the Spin-off on October 1, 2018, refers to our business as operated by and integrated with ServiceMaster. Our historical financial information included in this Annual Report on Form 10-K for periods prior to the Spin-off is derived from the consolidated financial statements and accounting records of ServiceMaster and Frontdoor when it was an indirect, wholly owned subsidiary of ServiceMaster. Accordingly, the historical financial information included in this Annual Report on Form 10-K for periods prior to the Spin-off does not necessarily reflect the financial position, results of operations and cash flows that we would have achieved as a separate, publicly traded company during the periods presented or those that we will achieve in the future primarily as a result of the factors described below:

•Prior to the Spin-off, our business had been operated by ServiceMaster as part of its broader corporate organization, rather than as an independent company. ServiceMaster or one of its affiliates performed certain corporate functions for us. Our historical financial results for periods prior to the Spin-off reflect allocations of corporate expenses from ServiceMaster for such functions and are likely to be less than the expenses we would have incurred had we operated as a separate publicly traded company.

•Prior to the Spin-off, our business had been integrated with the other businesses of ServiceMaster. We had shared economies of scope and scale in costs, employees and vendor relationships. Although we entered into a transition services agreement with ServiceMaster prior to the Spin-off, these arrangements are temporary and may not retain or fully capture the benefits that we had enjoyed as a result of being integrated with ServiceMaster and may result in us paying higher charges than in the past for these services. This could have a material adverse effect on our business, financial position, results of operations and cash flows.

•Generally, our working capital requirements and capital for our general corporate purposes, including acquisitions and capital expenditures, had been satisfied as part of the corporate-wide cash management policies of ServiceMaster. As a separate, independent company, we may need to obtain financing from banks, through public offerings or private placements of debt or equity securities, strategic relationships or other arrangements, which may or may not be available and may be more costly.

•As a separate, independent company, the cost of capital for our business may be higher than ServiceMaster’s cost of capital prior to the Spin-off.

•Our historical financial information for periods prior to the Spin-off does not reflect the debt that we incurred in connection with the Spin-off.

•We had historically been able to rely on the net worth of ServiceMaster when calculating our reserve requirements as a home service plan company in certain states. As a separate, independent company, we may be required to hold more reserves than we were required to hold as a subsidiary of ServiceMaster. This could have a material adverse effect on our business, financial position, results of operations and cash flows.

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

Other significant changes may occur in our cost structure, management, financing and business operations as a result of operating as a company separate from ServiceMaster. We incurred incremental operating costs (“dis-synergies”) of $4 million in each of the years ended 2019 and 2018 for an annualized increase in operating costs of approximately $8 million, which we expect to represent our normal operating costs associated with these dis-synergies. For additional information about the past financial performance of our business and the basis of presentation of the historical consolidated and combined financial statements, see “Item 6. Selected Financial Data,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated and combined financial statements and accompanying notes thereto included in Item 8 of this Annual Report on Form 10-K.

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

Under current law, a separation can be rendered taxable to the parent corporation and its stockholders as a result of certain post-separation acquisitions of shares or assets of the spun-off corporation. For example, a separation may result in taxable gain to the parent corporation under Section 355(e) of the Code if the separation were later deemed to be part of a plan (or series of related transactions) pursuant to which one or more persons acquire, directly or indirectly, shares representing a 50 percent or greater interest (by vote or value) in the spun-off corporation. To preserve the U.S. federal income tax treatment of the separation and distribution, and in addition to our indemnity obligation described above, the tax matters agreement restricts us, for the two-year period following the distribution, except in specific circumstances, from:

•entering into any transaction pursuant to which all or a portion of our common stock or assets would be acquired, whether by merger or otherwise;

•issuing equity securities beyond certain thresholds;

•repurchasing shares of our capital stock other than in certain open-market transactions;

•ceasing to actively conduct certain aspects of our business; and/or

•taking or failing to take any other action that would jeopardize the expected U.S. federal income tax treatment of the distribution and certain related transactions.

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

Prior to the Spin-off, there was no public market for our common stock. An active trading market for our common stock commenced following the Spin-off and may not be sustainable. The trading price of our common stock has been and may continue to be volatile and the trading volume in our common stock may fluctuate and cause significant price variations to occur. If the per share trading price of our common stock declines significantly, you may be unable to resell your shares at or above the purchase price.

The market price of our common stock may fluctuate significantly. Among the factors that could affect our stock price are:

•industry or general market conditions;

•domestic and international economic factors unrelated to our performance;

•lawsuits, enforcement actions and other claims by third parties or governmental authorities;

•changes in our customers’ preferences;

•new regulatory pronouncements and changes in regulatory guidelines;

•actual or anticipated fluctuations in our quarterly operating results;

•changes in securities analysts’ estimates of our financial performance or lack of research coverage and reports by industry analysts;

•action by institutional stockholders or other large stockholders;

•failure to meet any guidance given by us or any change in any guidance given by us, or changes by us in our guidance practices;

•announcements by us of significant impairment charges;

•speculation in the press or investment community;

•investor perception of us and our industry;

•changes in market valuations or earnings of similar companies;

•announcements by us or our competitors of significant contracts, acquisitions, dispositions or strategic partnerships;

•war, terrorist acts and epidemic disease, such as the novel coronavirus COVID-19;

•any future sales of our common stock or other securities; and

•additions or departures of key personnel.

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

Future issuances of common stock by us may cause the market price of our common stock to decline.

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

We currently intend to use our future earnings to repay debt, to repurchase shares of our common stock, to fund our growth, to develop our business and for working capital needs and general corporate purposes. As a result, we did not pay cash dividends in 2019 and we do not expect to pay any cash dividend for the foreseeable future. All decisions regarding the payment of dividends will be made by our board of directors from time to time in accordance with applicable law. There can be no assurance that we will have sufficient surplus under Delaware law to be able to pay any dividends at any time in the future. An insufficient surplus may result from extraordinary cash expenses, actual expenses exceeding contemplated costs, funding of capital expenditures or increases in reserves. If we do not pay dividends, the price of the shares of our common stock must appreciate for you to receive a gain on your investment. This appreciation may not occur. Further, you may have to sell some or all of your shares of our common stock to generate cash flow from your investment.

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

As of December 31, 2019, we had approximately $992 million of total consolidated long-term indebtedness, including the current portion of long-term debt, outstanding.

As of December 31, 2019, there were no letters of credit outstanding, and there was $250 million of available borrowing capacity under the Revolving Credit Facility. In addition, we are able to incur additional indebtedness in the future, subject to the limitations contained in the agreements governing our indebtedness. Our substantial indebtedness could have important consequences to you. Because of our substantial indebtedness:

•our ability to engage in large acquisitions without raising additional equity or obtaining additional debt financing is limited;

•our ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements or general corporate purposes and our ability to satisfy our obligations with respect to our indebtedness may be impaired in the future;

•a large portion of our cash flow from operations must be dedicated to the payment of principal and interest on our indebtedness, thereby reducing the funds available to us for other purposes;

•we are exposed to the risk of increased interest rates because a portion of our borrowings are or will be at variable rates of interest;

•it may be more difficult for us to satisfy our obligations to our creditors, resulting in possible defaults on, and acceleration of, such indebtedness;

•we may be more vulnerable to general adverse economic and industry conditions;

•we may be at a competitive disadvantage compared to our competitors with proportionately less indebtedness or with comparable indebtedness on more favorable terms and, as a result, they may be better positioned to withstand economic downturns;

•our ability to refinance indebtedness may be limited or the associated costs may increase;

•our flexibility to adjust to changing market conditions and ability to withstand competitive pressures could be limited; and

•we may be prevented from carrying out capital spending and restructurings that are necessary or important to our growth strategy and efforts to improve operating margins of our business.

Increases in interest rates would increase the cost of servicing our indebtedness and could reduce our profitability.

A significant portion of our outstanding indebtedness, including indebtedness incurred under the Credit Facilities, bears interest at variable rates. As a result, increases in interest rates would increase the cost of servicing our indebtedness and could materially reduce our profitability and cash flows. As of December 31, 2019, each one percentage point change in interest rates would result in an approximately $3 million change in the annual interest expense on the Term Loan Facility after considering the impact of the effective interest rate swap. Assuming all revolving loans were fully drawn as of December 31, 2019, each one percentage point change in interest rates would result in an approximately $3 million change in annual interest expense on the Revolving Credit Facility. The impact of increases in interest rates could be more significant for us than it would be for some other companies because of our substantial indebtedness. Our variable rate indebtedness uses the LIBOR as a benchmark for establishing the interest rate. LIBOR is the subject of recent national, international and other regulatory guidance and proposals for reform. In the event that LIBOR is phased out as is currently expected, the Credit Facilities provide that the Company and the administrative agent may amend the credit agreement to replace the LIBOR definition with a successor rate based on prevailing market convention, subject to notifying the lending syndicate of such change and not receiving within 5 business days of such notification written, good faith objections to such replacement rate from lenders holding at least a majority of the aggregate principal amount of loans and commitments then outstanding under the credit agreement. The consequences of these developments cannot be entirely predicted, but could include an increase in the interest cost of our variable rate indebtedness.

A lowering or withdrawal of the ratings, outlook or watch assigned to our debt securities by rating agencies may increase our future borrowing costs and reduce our access to capital.

Our indebtedness currently has a non-investment grade rating, and any rating, outlook or watch assigned could be lowered or withdrawn entirely by a rating agency if, in that rating agency’s judgment, current or future circumstances relating to the basis of the rating, outlook or watch, such as adverse changes to our business, so warrant. Any future lowering of our ratings, outlook or watch likely would make it more difficult or more expensive for us to obtain additional debt financing.

The agreements and instruments governing our indebtedness contain restrictions and limitations that could significantly impact our ability to operate our business.

The credit agreement governing our Credit Facilities and the indenture governing our senior notes contain covenants that, among other things, restrict our ability to:

•incur additional indebtedness (including guarantees of other indebtedness);

•receive dividends from certain of our subsidiaries, redeem stock or make other restricted payments, including investments and, in the case of the Revolving Credit Facility, make acquisitions;

•prepay, repurchase or amend the terms of certain outstanding indebtedness;

•enter into certain types of transactions with affiliates;

•transfer or sell assets;

•create liens;

•merge, consolidate or sell all or substantially all of our assets; and

•enter into agreements restricting dividends or other distributions by our subsidiaries.

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

There are third-party restrictions on the ability of certain of our subsidiaries to transfer funds to us. These restrictions are related to regulatory requirements. The payments of ordinary and extraordinary dividends by certain of our subsidiaries (through which we conduct our business) are subject to significant regulatory restrictions under the laws and regulations of the states in which they operate. Among other things, such laws and regulations require certain subsidiaries to maintain minimum capital and net worth requirements and may limit the amount of ordinary and extraordinary dividends and other payments that these subsidiaries can pay to us. As of December 31, 2019, the total net assets subject to these third-party restrictions was $168 million. We expect that such limitations will be in effect for the foreseeable future. In Texas, we are relieved of the obligation to post 75 percent of our otherwise required reserves because we operate a captive insurer approved by Texas regulators in order to satisfy such obligations. None of our subsidiaries are obligated to make funds available to us through the payment of dividends. If we cannot receive sufficient distributions from our subsidiaries, we may not be able to meet our obligations to fund general corporate expenses or service our debt obligations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters is located in downtown Memphis, Tennessee, in a leased facility. We operate five customer care centers throughout the United States that field inbound claims calls and initiate sales calls. Those customer care centers are located in Carroll, Iowa; LaGrange, Georgia; Memphis, Tennessee; Phoenix, Arizona; and Salt Lake City, Utah. The facilities in Carroll and LaGrange are owned, and the facilities in Memphis, Phoenix and Salt Lake City are leased. We also lease office space in Portland, Oregon for our Streem business and in Denver, Colorado for a technology center. We believe that these facilities, when considered with our corporate headquarters, are suitable and adequate to support the needs of our business.

ITEM 3. LEGAL PROCEEDINGS

Due to the nature of our business activities, we are at times subject to pending and threatened legal and regulatory actions that arise out of the ordinary course of business. In the opinion of management, based in part upon advice of legal counsel, the disposition of any such matters is not expected, individually or in the aggregate, to have a material adverse effect on our results of operations, financial condition or cash flows. However, the results of legal actions cannot be predicted with certainty. Therefore, it is possible that our results of operations, financial condition or cash flows could be materially adversely affected in any particular period by the unfavorable resolution of one or more legal actions. See Note 10 to the audited consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K for more details.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the NASDAQ under the symbol ‘‘FTDR.’’ As of February 21, 2020, there were approximately 26 registered holders of our common stock.

Dividends

We did not pay any cash dividends in 2019. We do not intend to declare or pay cash dividends on our common stock for the foreseeable future. We currently intend to use our future earnings to repay debt, to repurchase shares of our common stock, to fund our growth, to develop our business and for working capital needs and general corporate purposes.

Recent Sales of Unregistered Securities

On December 4, 2019, we acquired Streem for a total purchase price of $55 million, which consisted of $36 million in cash and $19 million in fair value of Frontdoor restricted stock awards. Stock consideration included 81,249 restricted shares of our common stock subject to time-vesting, continued employment that lapse quarterly and transfer restrictions, and 494,121 restricted shares of our common stock subject to time-vesting, certain performance milestone-vesting restrictions, continued employment that lapse annually and transfer restrictions.

The equity awards issued in connection with the acquisition were exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act as transactions by an issuer not involving any public offering.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected financial data for each of the five years ended December 31, 2019, 2018, 2017, 2016 and 2015. The selected operating data for the years ended December 31, 2019, 2018 and 2017 and balance sheet data as of December 31, 2019 and 2018 were derived from our audited consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K for each of the periods indicated. The selected operating data for the years ended December 31, 2016 and 2015 and balance sheet data as of December 31, 2016 were derived from our audited historical combined financial statements, which are not included in this Annual Report on Form 10-K. The balance sheet data as of December 31, 2015 is derived from the financial records of ServiceMaster, which are not included in this Annual Report on Form 10-K. The results of operations for any period are not necessarily indicative of the results to be expected for any future period.

The selected financial data presented below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated and combined financial statements and related notes thereto included in Item 8 of this Annual Report on Form 10-K. The selected historical financial data for periods prior to the Spin-off reflects our results as historically operated as a part of ServiceMaster, and these results may not be indicative of our future performance as a stand-alone company following the separation and distribution.

Five-Year Financial Summary

	Year Ended December 31,
(In millions, except per share data)	2019	2018	2017	2016	2015
Operating Results:
Revenue	$1,365	$1,258	$1,157	$1,020	$917
Cost of services rendered	687	686	589	526	467
Gross Profit	678	572	567	494	449
Selling and administrative expenses	392	338	312	286	256
Restructuring charges(1)	1	3	7	3	—
Spin-off charges(2)	1	24	13	—	—
Interest expense(3)	62	23	1	—	—
Income before Income Taxes	204	166	220	196	189
Net Income	153	125	160	124	120
Net Income Margin	11.2%	9.9%	13.9%	12.2%	13.1%
Earnings Per Share:
Basic	$1.81	$1.47	$1.90	$1.47	$1.42
Diluted	$1.80	$1.47	$1.90	$1.47	$1.42
Number of Shares Used in Calculating Earnings Per Share(4):
Basic	84.7	84.5	84.5	84.5	84.5
Diluted	84.9	84.7	84.5	84.5	84.5
Financial Position (as of period end):
Total assets(5)	$1,250	$1,041	$1,416	$1,276	$1,136
Total long-term debt	980	984	9	14	1
Total (deficit) equity	(179)	(344)	661	560	518
Cash Flow Data:
Net cash provided from operating activities	$200	$189	$194	$155	$135
Net cash (used for) provided from investing activities	(61)	(10)	(11)	(55)	19
Net cash used for financing activities	(7)	(165)	(68)	(88)	(100)
Other Non-GAAP Financial Data:
Adjusted EBITDA(6)	$303	$238	$259	$218	$205
Adjusted EBITDA Margin(6)	22.2%	18.9%	22.4%	21.4%	22.4%
Free Cash Flow(7)	$178	$163	$179	$144	$127

___________________________________

(1)For the year ended December 31, 2019, restructuring charges comprised severance costs and non-personnel charges primarily related to the decision to consolidate the operations of Landmark with those of OneGuard, which is expected to be completed in the first quarter of 2020.

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

(2)For the year ended December 31, 2019, Spin-off charges primarily comprised third-party consulting fees. For the year ended December 31, 2018, Spin-off charges primarily comprised $19 million of third-party consulting fees and $5 million of other incremental costs related to the Spin-off. For the year ended December 31, 2017, Spin-off charges primarily comprised $12 million of third-party consulting fees and $1 million of other incremental costs related to the Spin-off.

(3)Reflects interest expense primarily related to our August 2018 financing transactions described in Note 14 to the audited consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K. Interest expense on ServiceMaster’s debt has not been allocated to us for periods prior to the Spin-off since we were not the obligor of the debt.

(4)At the date of distribution, we had 84,515,619 shares of common stock outstanding. The calculation of both basic and diluted earnings per share for periods prior to the Spin-off utilizes the common stock at the date of distribution as the basis for the calculation of weighted-average common stock outstanding, because at that time we did not operate as a separate, stand-alone entity, and no equity-based awards were outstanding prior to the date of distribution.

(5)Reflects the adoption of ASC 606 in 2018. Prior to adoption of ASC 606, receivables and deferred revenue were recorded based on the total amount due from the customer. Receivables were reduced as amounts were paid, and deferred revenue was amortized over the life of the contract. Following the adoption of ASC 606, only the portion of the contract that is due in the current month is recorded within receivables. For further information on our revenue recognition, see Note 3 to the audited consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K.

(6)We use Adjusted EBITDA and Adjusted EBITDA Margin to facilitate operating performance comparisons from period to period. Adjusted EBITDA and Adjusted EBITDA Margin are supplemental measures of our performance that is not required by or presented in accordance with U.S. GAAP. Adjusted EBITDA and Adjusted EBITDA Margin are not measurements of our financial performance under U.S. GAAP and should not be considered as alternatives to net income, net income margin or any other performance measures derived in accordance with U.S. GAAP or as an alternative to net cash provided by operating activities or any other measures of our cash flow or liquidity. We define Adjusted EBITDA as net income before: provision for income taxes; interest expense; interest income from affiliate; depreciation and amortization expense; non-cash stock-based compensation expense; restructuring charges; Spin-off charges; secondary offering costs; affiliate royalty expense; (gain) loss on insured home service plan claims; and other non-operating expenses. We define Adjusted EBITDA margin as Adjusted EBITDA divided by revenue.

We believe Adjusted EBITDA and Adjusted EBITDA Margin are useful for investors, analysts and other interested parties as they facilitate company-to-company operating performance comparisons by excluding potential differences caused by variations in capital structures, taxation, the age and book depreciation of facilities and equipment, restructuring initiatives, Spin-off charges, arrangements with affiliates and equity-based, long-term incentive plans.

Adjusted EBITDA and Adjusted EBITDA Margin are not necessarily comparable to other similarly titled financial measures of other companies due to the potential inconsistencies in the methods of calculation.

Adjusted EBITDA and Adjusted EBITDA Margin have limitations as an analytical tool and should not be considered in isolation or as a substitute for analyzing our results as reported under U.S. GAAP. Some of these limitations are:

•Adjusted EBITDA and Adjusted EBITDA Margin do not reflect changes in, or cash requirements for, our working capital needs;

•Adjusted EBITDA and Adjusted EBITDA Margin do not reflect our interest expense, or the cash requirements necessary to service interest or principal payments on our debt;

•Adjusted EBITDA and Adjusted EBITDA Margin do not reflect our tax expense or the cash requirements to pay our taxes;

•Adjusted EBITDA and Adjusted EBITDA Margin do not reflect historical capital expenditures or future requirements for capital expenditures or contractual commitments;

•Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA and Adjusted EBITDA Margin do not reflect any cash requirements for such replacements;

•Adjusted EBITDA and Adjusted EBITDA Margin do not reflect the true impact of certain historical transactions with affiliates related to the use of trade names, related party receivables and insured home service plan claims; and

•Other companies in our industries may calculate Adjusted EBITDA and Adjusted EBITDA Margin differently, limiting their usefulness as a comparative measure.

The following table reconciles net income, which we consider to be the most directly comparable U.S. GAAP financial measure, to Adjusted EBITDA for the periods presented:

	Year Ended December 31,
(In millions)	2019	2018	2017	2016	2015
Net Income	$153	$125	$160	$124	$120
Depreciation and amortization expense	24	21	17	13	9
Restructuring charges(a)	1	3	7	3	—
Spin-off charges(b)	1	24	13	—	—
Provision for income taxes	51	42	60	71	69
Non-cash stock-based compensation expense(c)	9	4	4	4	4
Affiliate royalty expense(d)	—	1	2	2	1
Interest expense	62	23	1	—	—
Interest income from affiliate(e)	—	(2)	(3)	(2)	—
Secondary offering costs	2	—	—	—	—
(Gain) loss on insured home service plan claims(g)	—	(2)	(1)	1	—
Other	—	—	—	1	1
Adjusted EBITDA	$303	$238	$259	$218	$205

___________________________________

(a)Represents restructuring charges as described in footnote 1 above. We exclude restructuring charges from Adjusted EBITDA because we believe they do not reflect our ongoing operations and because we believe doing so is useful to investors in aiding period-to-period comparability.

(b)Represents Spin-off charges as described in footnote 2 above. We exclude Spin-off charges from Adjusted EBITDA because we believe they do not reflect our ongoing operations and because we believe doing so is useful to investors in aiding period-to-period comparability.

(c)Represents the non-cash expense of our equity-based compensation. We exclude this expense from Adjusted EBITDA primarily because it is a non-cash expense and because it is not used by management to assess ongoing operational performance. We believe excluding this expense from Adjusted EBITDA is useful to investors in aiding period-to-period comparability.

(d)Represents royalty expense with ServiceMaster for the use of its trade names. We exclude royalty expense with an affiliate from Adjusted EBITDA because it is not used by management to assess ongoing operational performance and because it does not reflect our core ongoing operations. The trademark license agreement with ServiceMaster was terminated in connection with the Spin-off, and we will not incur these expenses in future periods.

(e)Represents interest earned on interest-bearing related party notes receivable included within Net parent investment included in the consolidated and combined statements of changes in equity included in Item 8 of this Annual Report on Form 10-K. We exclude interest income from related party receivables from Adjusted EBITDA because we believe it does not reflect our ongoing operations and because we believe doing so is useful to investors in aiding period-to-period comparability. These notes were settled concurrently with the consummation of the Spin-off.

(f)Represents gain or loss on an arrangement with a captive insurance affiliate of our former parent whereby certain American Home Shield home service plan claims were insured prior to the Spin-off. We exclude the gain or loss on these insured home service plan claims because it is not used by management to assess ongoing operational performance and because it does not reflect our core ongoing operations. Our relationship with this captive insurance affiliate was terminated in connection with the Spin-off.

(7)Free Cash Flow is not a measurement of our financial performance or liquidity under U.S. GAAP and does not purport to be an alternative to net cash provided from operating activities or any other performance or liquidity measures derived in accordance with U.S. GAAP. Free Cash Flow means net cash provided from operating activities less property additions. Free Cash Flow has limitations as an analytical tool and should not be considered in isolation or as a substitute for analyzing our results as reported under U.S. GAAP. Other companies in our industries may calculate Free Cash Flow or similarly titled non-GAAP financial measures differently, limiting its usefulness as a comparative measure.

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

The following table reconciles net cash provided from operating activities, which we consider to be the most directly comparable U.S. GAAP measure, to Free Cash Flow using data derived from our audited consolidated and combined financial statements for the periods presented:

	Year Ended December 31,
(In millions)	2019	2018	2017	2016	2015
Net cash provided from operating activities	$200	$189	$194	$155	$135
Property additions	(22)	(27)	(15)	(11)	(7)
Free Cash Flow	$178	$163	$179	$144	$127

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

For a discussion of our results of operations for the year ended December 31, 2018 compared to the year ended December 31, 2017, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of our 2018 Annual Report on Form 10-K filed with the SEC on February 28, 2019, which specific discussion is incorporated herein by reference.

Overview

Frontdoor is the largest provider of home service plans in the United States, as measured by revenue, and operates under the American Home Shield, HSA, OneGuard and Landmark brands. Our home service plans help our customers maintain their homes and protect against costly and unexpected breakdowns of essential home systems and appliances. Our home service plan customers subscribe to a yearly service plan agreement that covers the repair or replacement of major components of up to 21 home systems and appliances, including electrical, plumbing, central HVAC systems, water heaters, refrigerators, dishwashers and ranges/ovens/cooktops. In 2019, we launched Candu, our on-demand home services brand, and acquired Streem, a technology startup that uses augmented reality, computer vision and machine learning to help home service professionals more quickly and accurately diagnose breakdowns and complete repairs. We serve over two million customers annually across all 50 states and the District of Columbia.

For the year ended December 31, 2019, we generated revenue, net income and Adjusted EBITDA of $1,365 million, $153 million and $303 million, respectively. For the year ended December 31, 2018, we generated revenue, net income and Adjusted EBITDA of $1,258 million, $125 million and $238 million, respectively.

For the year ended December 31, 2019, our total operating revenue included 68 percent of revenue derived from existing customer renewals, while 19 percent and 12 percent were derived from new unit sales made in conjunction with existing home resale transactions and direct-to-consumer sales, respectively, and one percent was derived from other revenue streams. For the year ended December 31, 2018, our total operating revenue included 66 percent of revenue derived from existing customer renewals, while 21 percent and 12 percent were derived from new unit sales made in conjunction with existing home resale transactions and direct-to-consumer sales, respectively, and one percent was derived from other revenue streams.

The Spin-off

On October 1, 2018, ServiceMaster completed the spin-off of its businesses operated under the American Home Shield, HSA, OneGuard and Landmark brand names (the “Separated Business”) into a stand-alone publicly traded company (the “Spin-off”). The audited consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K for periods prior to the Spin-off represent, on a historical cost basis, the combined assets, liabilities, revenue and expenses related to the Separated Business. Frontdoor was formed as a wholly-owned subsidiary of ServiceMaster on January 2, 2018 for the purpose of holding the Separated Business in connection with the Spin-off. During 2018, ServiceMaster contributed the Separated Business to Frontdoor. The Spin-off was completed by a pro rata distribution to ServiceMaster’s stockholders of approximately 80.2 percent of our common stock. Each holder of ServiceMaster common stock received one share of our common stock for every two shares of ServiceMaster common stock held at the close of business on September 14, 2018, the record date of the distribution. The Spin-off was completed pursuant to a separation and distribution agreement and other agreements with ServiceMaster related to the Spin-off, including a transition services agreement, a tax matters agreement, an employee matters agreement and a stockholder and registration rights agreement. See Note 11 to the audited consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K for information related to these agreements.

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

Our financial statements include nonrecurring costs incurred to evaluate, plan and execute the Spin-off. These costs are primarily related to third-party consulting and other incremental costs directly associated with the Spin-off process. Our results for the years ended December 31, 2019 and 2018 include Spin-off charges of $1 million and $24 million, respectively. In addition, incremental capital expenditures required to effect the Spin-off in 2019 and 2018 were $2 million and $15 million, respectively, reflecting costs to replicate technology systems historically shared with ServiceMaster. We do not expect to incur Spin-off charges in 2020.

The Spin-off has resulted in increased operating costs (“dis-synergies”), which could be material to our results of operations. These dis-synergies are primarily associated with corporate functions such as finance, legal, technology and human resources. We incurred incremental dis-synergies of $4 million in each of the years ended 2019 and 2018 for an annualized increase in operating costs of approximately $8 million, which we expect to represent our normal operating costs associated with these dis-synergies.

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

Key Factors and Trends Affecting Our Results of Operations

Macroeconomic Conditions

Macroeconomic conditions that may affect customer spending patterns, and thereby our results of operations, include home sales, consumer confidence and employment rates. We believe our ability to acquire customers through the direct-to-consumer channel helps to mitigate the effect of a downturn in the real estate market, while our nationwide presence limits the risk of poor economic conditions in any particular geography.

Seasonality

Our business is subject to seasonal fluctuations, which drives variations in our revenue, net income and Adjusted EBITDA for interim periods. Seasonal fluctuations are primarily driven by a higher number of central HVAC work orders in the summer months. In 2019, approximately 20 percent, 28 percent, 30 percent and 22 percent of our revenue, approximately 9 percent, 39 percent, 40 percent and 12 percent of our net income, and approximately 14 percent, 35 percent, 35 percent and 16 percent of our Adjusted EBITDA was recognized in the first, second, third and fourth quarters, respectively.

Effect of Weather Conditions

The demand for our services, and our results of operations, are affected by weather conditions. Extreme temperatures can lead to an increase in service requests related to home systems, particularly central HVAC systems, resulting in higher claim frequency and costs and lower profitability. For example, we experienced an increase in contract claims costs driven by a higher number of central HVAC work orders due to colder winter temperatures in the first quarter of 2018 and higher summer temperatures in the second and third quarters of 2018 as compared to historical averages. Weather conditions that have a potentially favorable impact to our business include mild winters or summers, which can lead to lower home systems claim frequency. For example, seasonally mild temperatures were a factor in the decrease in contract claims costs throughout 2019.

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

Acquisition Activity

We have a track record of sourcing and purchasing other businesses and successfully integrating them into our business. We anticipate that the highly fragmented nature of the home service plan industry will continue to create strategic opportunities for further consolidation, and, with our scale, we believe we will be the acquirer of choice in the industry. In particular, we intend to focus strategically on underserved regions where we can enhance and expand service capabilities. Historically, we have used acquisitions to cost-effectively grow our customer base in high-growth geographies, and we intend to continue to do so. We may also explore opportunities to make strategic acquisitions that will expand our service offering in the broader home services segment.

We also expect to use acquisitions to enhance our technology capabilities. In 2019, we acquired Streem to support the service experience for our customers, reduce costs and create potential new revenue opportunities across a variety of channels. Streem uses augmented reality, computer vision and machine learning to help home service professionals more quickly and accurately diagnose breakdowns and complete repairs. The technology enables homeowners to use their smartphone cameras to instantly connect with a service professional who can remotely see the item that needs attention and capture a variety of important details about the item, potentially helping to reduce the time required for completing repairs and even eliminating the need for a technician to visit the home by offering a simple do-it-yourself solution. We expect to use Streem’s services in our core home service plan business and in Candu’s on-demand business to deliver a superior service experience and reduce our costs.

Non-GAAP Financial Measures

To supplement our results presented in accordance with U.S. GAAP, we have disclosed non-GAAP financial measures of operating results that exclude or adjust certain items. We present within this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section the non-GAAP financial measure of Adjusted EBITDA. See “Item 6. Selected Financial Data” for a reconciliation of net income to Adjusted EBITDA. Management uses Adjusted EBITDA to facilitate operating performance comparisons from period to period. We believe this non-GAAP financial measure provides investors, analysts and other interested parties useful information to evaluate our business performance as it facilitates company-to-company operating performance comparisons. While we believe this non-GAAP financial measure is useful in evaluating our business, it should be considered as supplemental in nature and is not meant to be considered in isolation or as a substitute for the related financial information prepared in accordance with U.S. GAAP. In addition, this non-GAAP financial measure may not be the same as similarly entitled measures reported by other companies, limiting its usefulness as a comparative measure.

Key Business Metrics

We focus on a variety of indicators and key operating and financial metrics to monitor the financial condition, performance and cash flows of the continuing operations of our business. These metrics include:

•revenue,

•operating expenses,

•net income,

•earnings per share,

•Adjusted EBITDA,

•Adjusted EBITDA Margin,

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

Net Income and Earnings Per Share. The presentation of net income and basic and diluted earnings per share provides measures of performance which are useful for investors, analysts and other interested parties in company-to-company operating performance comparisons. Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period, increased to include the number of shares of common stock that would have been outstanding had potentially dilutive shares of common stock been issued. The dilutive effect of stock options, restricted stock units (“RSUs”), performance shares and restricted stock awards are reflected in diluted net income per share by applying the treasury stock method.

Adjusted EBITDA and Adjusted EBITDA Margin. We evaluate performance and allocate resources based primarily on Adjusted EBITDA, which is a financial measure not calculated in accordance with U.S. GAAP. We define Adjusted EBITDA as net income before: provision for income taxes; interest expense; interest income from affiliate; depreciation and amortization expense; non-cash stock-based compensation expense; restructuring charges; Spin-off charges; secondary offering costs; affiliate royalty expense; (gain) loss on insured home service plan claims; and other non-operating expenses. We define “Adjusted EBITDA Margin” as Adjusted EBITDA divided by revenue. We believe Adjusted EBITDA and Adjusted EBITDA Margin are useful for investors, analysts and other interested parties as they facilitate company-to-company operating performance comparisons by excluding potential differences caused by variations in capital structures, taxation, the age and book depreciation of facilities and equipment, restructuring initiatives, Spin-off charges, arrangements with affiliates and equity-based, long-term incentive plans.

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

Home Service Plan Claims Accruals

Home service plan claims costs are expensed as incurred. Accruals for home service plan claims are made using internal actuarial projections, which are based on current claims and historical claims experience. Accruals are established based on estimates of the ultimate cost to settle claims. Home service plan claims take approximately three months to settle, on average, and substantially all claims are settled within six months of incurrence. The amount of time required to settle a claim can vary based on a number of factors, including whether a replacement is ultimately required. In addition to our estimates, we engage a third-party actuary to perform an accrual analysis utilizing generally accepted actuarial methods that incorporate cumulative historical claims experience and information provided by us. We regularly review our estimates of claims costs along with the third-party analysis and adjust our estimates when appropriate. We believe the use of actuarial methods to account for these liabilities provides a consistent and effective way to measure these judgmental accruals. However, the use of any estimation technique in this area is inherently sensitive given the magnitude of claims involved. We believe our recorded obligations for these expenses are consistently measured. Nevertheless, changes in claims costs can materially affect the estimates for these liabilities.

Corporate Expense Allocation

Our audited consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K include transactions with ServiceMaster for services (such as executive functions, information systems, accounting and finance, human resources, and legal and general corporate expenses) that were provided to us by the centralized ServiceMaster organization. Corporate level items also include personnel-related expenses of corporate employees (such as salaries, insurance coverage, stock-based compensation costs, etc.). Throughout the periods prior to the Spin-off covered by the financial statements, the costs of such functions, services and items have been directly charged or allocated to us using methods management believes are reasonable. The methods for allocating functions, services, and items to us are based on proportional allocation bases which include revenue, headcount and others. All such costs have been deemed to have been incurred and settled in the period when the costs were recorded.

Income Taxes

For purposes of our audited consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K, for periods prior to the Spin-off, our taxes are provided for on a “separate return” basis, although our operations for the period prior to the completion of the Spin-off have historically been included in the tax returns filed by ServiceMaster. Income taxes as presented therein allocate current and deferred income taxes of the business to us in a manner that is systematic, rational and consistent with the asset and liability method prescribed by ASC 740. Accordingly, as stated in paragraph 30 of ASC 740, the sum of the amounts allocated to the carve-out tax provisions may not equal the historical consolidated provision for us. Under the separate return method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. Valuation allowances are established when management determines that it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. The financial effect of changes in tax laws or rates is accounted for in the period of enactment. The settlement of tax obligations is assumed in the period incurred and included in net parent investment for periods prior to the completion of the Spin-off.

On October 1, 2018, Frontdoor and its subsidiaries began filing consolidated U.S. federal income tax returns. State and local returns are filed both on a separate company basis and on a combined unitary basis with Frontdoor. Current and deferred income taxes are provided for on a separate company basis. We account for income taxes using an asset and liability approach for the expected future tax consequences of events that have been recognized in our financial statements or tax returns.

We record a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in tax returns. We recognize potential interest and penalties related to its uncertain tax positions in income tax expense.

Goodwill and Intangible Assets

In accordance with applicable accounting standards, goodwill and indefinite-lived intangible assets are not amortized and are subject to assessment for impairment by applying a fair-value-based test on an annual basis, or more frequently, if circumstances indicate a potential impairment. An assessment for impairment is performed on October 1 of every year. There were no goodwill or trade name impairment charges recorded during the years ended December 31, 2019 or 2018.

Newly Issued Accounting Standards

New accounting rules and disclosure requirements can significantly impact our reported results and the comparability of our financial statements. See Note 2 to the audited consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K for further information on newly issued accounting standards.

Results of Operations for the Years Ended December 31, 2019 and 2018

	Year Ended December 31,		Increase (Decrease)	% of Revenue
(In millions)	2019	2018	2019 vs. 2018	2019	2018
Revenue	$1,365	$1,258	8%	100%	100%
Cost of services rendered	687	686	—	50	55
Gross profit	678	572	18	50	45
Selling and administrative expenses	392	338	16	29	27
Depreciation and amortization expense	24	21	18	2	2
Restructuring charges	1	3	*	—	—
Spin-off charges	1	24	*	—	2
Affiliate royalty expense	—	1	*	—	—
Interest expense	62	23	*	5	2
Interest income from affiliate	—	(2)	*	—	—
Interest and net investment income	(6)	(2)	*	—	—
Income before Income Taxes	204	166	22	15	13
Provision for income taxes	51	42	21	4	3
Net Income	$153	$125	23%	11%	10%

________________________________

*    not meaningful

Revenue

We reported revenue of $1,365 million and $1,258 million for the years ended December 31, 2019 and 2018, respectively. Revenue by major customer acquisition channel is as follows:

	Year Ended December 31,		Growth
(In millions)	2019	2018	2019 vs. 2018
Renewals	$926	$835	$92	11%
Real estate(1)	263	262	—	—
Direct-to-consumer(1)	167	156	11	7
Other	8	6	3	*
Total revenue	$1,365	$1,258	$107	8%

_________________________________

*    not meaningful

(1)First-year revenue only.

Revenue increased eight percent for the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily driven by higher renewal revenue due to overall growth in the number of home service plans as well as improved price realization. Real estate revenue was relatively flat, as improved price realization was offset by a decline in new unit sales. The increase in direct-to-consumer revenue primarily reflects growth in new unit sales, mostly driven by increased investments in marketing.

Growth in number of home service plans and customer retention rate are presented below.

	As of December 31,
	2019	2018
Growth in number of home service plans	3%	6%
Customer retention rate	75%	75%

Cost of Services Rendered

We reported cost of services rendered of $687 million and $686 million for the years ended December 31, 2019 and 2018, respectively. The following table provides a summary of changes in cost of services rendered:

(In millions)
Year Ended December 31, 2018	$686
Impact of change in revenue	32
Contract claims costs	(37)
Other	4
Gain on insured home service plan claims(1)	2
Year Ended December 31, 2019	$687

___________________________________

(1)Represents the gain on an arrangement with a captive insurance affiliate of our former parent whereby certain American Home Shield home service plan claims were insured prior to the Spin-off. Our relationship with this captive insurance affiliate was terminated in connection with the Spin-off.

For the year ended December 31, 2019, the decrease in contract claims costs includes a $30 million impact related to process improvement and cost reduction initiatives and a $22 million impact from seasonally mild weather. This favorability was offset, in part, by a $25 million increase in the underlying costs of repairs driven by inflation and tariffs. In addition, contract claims costs include a $10 million net favorable impact for adjustments related to contract claims costs development, which comprises a favorable $3 million adjustment during 2019 related to prior year claims and a net $7 million adjustment during 2018 related to the adverse development of claims from periods prior to 2018. Other includes an increase in bad debt expense of $4 million.

Selling and Administrative Expenses

For the years ended December 31, 2019 and 2018, we reported selling and administrative expenses of $392 million and $338 million, respectively, which comprised sales, marketing and customer service costs of $278 million and $259 million, respectively, and general and administrative expenses of $114 million and $79 million, respectively. The following table provides a summary of changes in selling and administrative expenses:

(In millions)
Year Ended December 31, 2018	$338
Sales, marketing and customer service costs	19
Spin-off dis-synergies	4
Stock-based compensation expense	4
Secondary offering costs	2
General and administrative costs	25
Year Ended December 31, 2019	$392

For the year ended December 31, 2019, the increase in sales, marketing and customer service costs was primarily driven by higher targeted marketing spend to drive sales growth in the direct-to-consumer channel. Incremental ongoing costs related to the Spin-off of $4 million were incurred, which primarily related to the separation of technology systems which were historically shared with ServiceMaster. General and administrative costs include higher personnel costs of $10 million, primarily consisting of salaries and wages, higher insurance-related costs of $7 million, higher incentive compensation expense of $5 million and a $3 million increase in other general and administrative costs, primarily consisting of professional fees.

Depreciation Expense

Depreciation expense was $18 million and $12 million in the years ended December 31, 2019 and 2018, respectively. The increase was primarily due to additional property and equipment related to the relocation of our corporate headquarters and technology costs related to the Spin-off, principally reflecting costs to replicate technology systems historically shared with ServiceMaster.

Amortization Expense

Amortization expense was $6 million and $8 million in the years ended December 31, 2019 and 2018, respectively.

Restructuring Charges

We incurred restructuring charges of $1 million and $3 million for the years ended December 31, 2019 and 2018, respectively.

In 2019, restructuring charges comprised severance costs and non-personnel charges primarily related to the decision to consolidate the operations of Landmark with those of OneGuard, which is expected to be completed in the first quarter of 2020.

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

Spin-Off Charges

We incurred Spin-off charges of $1 million and $24 million for the years ended December 31, 2019 and 2018, respectively. These charges include nonrecurring costs incurred to evaluate, plan and execute the Spin-off. In 2019, Spin-off charges primarily comprised third-party consulting fees. In 2018, Spin-off charges primarily comprised $19 million of third-party consulting fees and $5 million of other incremental costs directly related to the Spin-off process.

Interest Expense

Interest expense was $62 million and $23 million for the years ended December 31, 2019 and 2018, respectively. The increase in interest expense primarily comprised interest related to our financing transactions totaling $1 billion that occurred in 2018 in connection with the Spin-off. See Note 14 to the audited consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K for more details.

Interest and Net Investment Income

Interest and net investment income was $6 million and $2 million for the years ended December 31, 2019 and 2018, respectively, and primarily comprised interest on our investment portfolio.

Provision for Income Taxes

The effective tax rate on income was 24.9 percent and 25.1 percent for the years ended December 31, 2019 and 2018, respectively. Our audited consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K do not reflect any amounts due to ServiceMaster for income tax related matters as it is assumed that all such amounts due to ServiceMaster were settled at the end of each reporting period.

Net Income

Net income was $153 million and $125 million for the years ended December 31, 2019 and 2018, respectively. The $28 million increase for the year ended December 31, 2019 was driven by the aforementioned operating results, offset, in part, by a $9 million increase in the provision for income taxes as a result of higher income before income taxes.

Adjusted EBITDA

Adjusted EBITDA was $303 million and $238 million for the years ended December 31, 2019 and 2018, respectively. The following table provides a summary of changes in our Adjusted EBITDA. For a reconciliation of net income to Adjusted EBITDA, see “Item 6. Selected Financial Data.”

(In millions)
Year Ended December 31, 2018	$238
Impact of change in revenue	74
Contract claims costs	37
Sales, marketing and customer service costs	(19)
Spin-off dis-synergies	(4)
General and administrative costs	(25)
Year Ended December 31, 2019	$303

For the year ended December 31, 2019, the decrease in contract claims costs includes a $30 million impact related to process improvement and cost reduction initiatives and a $22 million impact from seasonally mild weather. This favorability was offset, in part, by a $25 million increase in the underlying costs of repairs driven by inflation and tariffs. In addition, contract claims costs include a $10 million net favorable impact for adjustments related to contract claims costs development, which comprises a favorable $3 million adjustment during 2019 related to prior year claims and a net $7 million adjustment during 2018 related to the adverse development of claims from periods prior to 2018.

For the year ended December 31, 2019, the increase in sales, marketing and customer service costs was primarily driven by higher targeted marketing spend to drive sales growth in the direct-to-consumer channel. Incremental ongoing costs related to the Spin-off of $4 million were incurred, which primarily related to the separation of technology systems which were historically shared with ServiceMaster. General and administrative costs include higher personnel costs of $10 million, primarily consisting of salaries and wages, higher insurance-related costs of $7 million, higher incentive compensation expense of $5 million and a $3 million increase in other general and administrative costs, primarily consisting of professional fees.

Liquidity and Capital Resources

Liquidity

A substantial portion of our liquidity needs are due to debt service requirements on our indebtedness. The Credit Agreement, as well as the Indenture, contain covenants that limit or restrict our ability, including the ability of certain of our subsidiaries, to incur additional indebtedness, repurchase debt, incur liens, sell assets, make certain payments (including dividends) and enter into transactions with affiliates. As of December 31, 2019, we were in compliance with the covenants under the agreements that were in effect on such date.

In connection with the Spin-off, our capital structure and sources of liquidity changed significantly from our historical capital structure. Although we believe that our future cash provided from operations, together with available capacity under our Revolving Credit Facility and our access to capital markets, will provide adequate resources to fund our operating and financing needs, our access to, and the availability of, financing on acceptable terms in the future will be affected by many factors, including: (i) our credit rating, (ii) the liquidity of the overall capital markets and (iii) the current state of the economy. Moreover, to preserve the tax-free treatment of the Spin-off, we may not be able to engage in certain strategic or capital-raising transactions following the Spin-off, such as issuing equity securities beyond certain thresholds, which may limit our access to capital markets, ability to raise capital through equity issuances, and ability to make acquisitions using our equity as currency, potentially requiring us to issue more debt than would otherwise be optimal. There can be no assurances that we will continue to have access to capital markets on terms acceptable to us. See “Risk Factors” included in Item 1A of this Annual Report on Form 10-K for a further discussion.

Cash and short-term marketable securities totaled $434 million and $305 million as of December 31, 2019 and 2018, respectively. As of December 31, 2019, there were no letters of credit outstanding and there was $250 million of available borrowing capacity under the Revolving Credit Facility.

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

During 2020, we intend to repurchase or otherwise retire or extend our debt and/or take other steps to reduce our debt or otherwise improve our financial position, gross leverage, results of operations or cash flows. These actions may include open market debt repurchases, negotiated repurchases, other retirements of outstanding debt and/or opportunistic refinancing of debt. The amount of debt that may be repurchased or otherwise retired or refinanced, if any, and the price of such repurchases, retirements or refinancings will depend on market conditions, trading levels of our debt, our cash position, compliance with debt covenants and other considerations.

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

On October 24, 2018, we entered into an interest rate swap agreement effective October 31, 2018 that expires on August 16, 2025. The notional amount of the agreement was $350 million. Under the terms of the agreement, we will pay a fixed rate of interest of 3.0865 percent on the $350 million notional amount, and we will receive a floating rate of interest (based on one-month LIBOR, subject to a floor of zero percent) on the notional amount. Therefore, during the term of the agreement, the effective interest rate on $350 million of the Term Loan Facility is fixed at a rate of 3.0865 percent, plus the incremental borrowing margin of 2.50 percent.

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

Furthermore, there are third-party restrictions on the ability of certain of our subsidiaries to transfer funds to us. These restrictions are related to regulatory requirements. The payments of ordinary and extraordinary dividends by certain of our subsidiaries (through which we conduct our business) are subject to significant regulatory restrictions under the laws and regulations of the states in which they operate. Among other things, such laws and regulations require certain subsidiaries to maintain minimum capital and net worth requirements and may limit the amount of ordinary and extraordinary dividends and other payments that these subsidiaries can pay to us. As of December 31, 2019 and 2018, the total net assets subject to these third-party restrictions was $168 million and $187 million, respectively. We expect that such limitations will be in effect for the foreseeable future. In Texas, we are relieved of the obligation to post 75 percent of our otherwise required reserves because we operate a captive insurer approved by Texas regulators in order to satisfy such obligations. None of our subsidiaries are obligated to make funds available to us through the payment of dividends.

Cash Flows

Cash flows from operating, investing and financing activities for the years ended December 31, 2019 and 2018, as reflected in the audited consolidated and combined statements of cash flows included in Item 8 of this Annual Report on Form 10-K, are summarized in the following table.

	Year Ended
	December 31,
(In millions)	2019	2018
Net cash provided from (used for):
Operating activities	$200	$189
Investing activities	(61)	(10)
Financing activities	(7)	(165)
Cash increase during the period	$132	$14

Operating Activities

Net cash provided from operating activities was $200 million for the year ended December 31, 2019, compared to $189 million for the year ended December 31, 2018.

Net cash provided from operating activities in 2019 comprised $189 million in earnings adjusted for non-cash charges and a $11 million decrease in cash required for working capital. The decrease in cash required for working capital was driven by growth in our underlying business and the timing of trade payables.

Net cash provided from operating activities in 2018 comprised $157 million in earnings adjusted for non-cash charges and a $32 million decrease in cash required for working capital. The decrease in cash required for working capital was driven by growth in our underlying business and the favorable impacts of accrued interest and taxes.

Investing Activities

Net cash used for investing activities was $61 million for the year ended December 31, 2019, compared to $10 million for the year ended December 31, 2018.

Capital expenditures decreased to $22 million in 2019 from $27 million in 2018 and included recurring capital needs and technology projects. In 2019 and 2018, we incurred incremental capital expenditures required to effect the Spin-off of $2 million and $15 million, respectively, principally reflecting costs to replicate technology systems historically shared with ServiceMaster. We expect capital expenditures for the full year 2020 relating to recurring capital needs and the continuation of investments in information systems and productivity enhancing technology to be approximately $30 million to $40 million. We have no additional material capital commitments at this time.

Cash payments for business acquisitions, net of cash acquired, were $38 million in 2019, consisting of $35 million in net cash paid to acquire Streem and $3 million in cash paid to acquire another business, both of which represent ongoing strategic investments in our business.

Cash flows provided from purchases, sales and maturities of securities, net, in 2019 and 2018 were $3 million and $17 million, respectively, and were driven by the maturity and sale of marketable securities.

Cash flows used for other investing activities were $4 million in 2019 and represent ongoing strategic investments in our business.

Financing Activities

Net cash used for financing activities was $7 million for the year ended December 31, 2019, compared to $165 million for the year ended December 31, 2018.

Payments on debt and finance lease obligations were $7 million and $10 million in 2019 and 2018, respectively.

Net transfers to Parent included in financing activities were $137 million in 2018.

Payments of debt issuance costs of $16 million and the discount paid on the debt issuance of $2 million were incurred in 2018 as part of our financing transactions that occurred in connection with the Spin-off.

Contractual Obligations

The following table presents our contractual obligations and commitments as of December 31, 2019.

		Less than			More than
(In millions)	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
Principal repayments*	$993	$7	$13	$13	$959
Estimated interest payments(1)	343	56	111	110	66
Non-cancelable operating leases(2)	31	4	8	6	13
Purchase obligations	41	22	19	—	—
Home service plan claims*	66	66	—	—	—
Total amount	$1,473	$155	$151	$128	$1,039

_________________________________

*     These items are reported in the audited consolidated statements of financial position included in Item 8 of this Annual Report on Form 10-K.

(1)These amounts represent future interest payments related to existing debt obligations based on interest rates and principal maturities specified in the associated debt agreements. As of December 31, 2019, payments related to the Term Loan Facility are based on applicable rates at December 31, 2019 plus the specified margin in the Credit Agreement for each period presented. As of December 31, 2019, the estimated debt balance (including finance leases) as of each fiscal year end from 2020 through 2024 is $986 million, $980 million, $973 million, $966 million and $959 million, respectively, and the weighted-average interest rate on the estimated debt balances at each fiscal year end from 2020 through 2024 is five percent. See Note 14 to the audited consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K for the terms and maturities of existing debt obligations.

(2)These amounts primarily represent future payments relating to real estate operating leases.

Financial Position

The following discussion describes changes in our financial position from December 31, 2018 to December 31, 2019.

Cash and cash equivalents increased from prior year levels, primarily due to cash provided from operating activities.

Intangible Assets, net increased from prior year levels, primarily due to the acquisition of Streem. See Note 7 to the audited consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K for further information regarding acquisitions.

The Operating lease right-of-use (“ROU”) assets and Operating lease liabilities were recorded effective as of January 1, 2019 as a result of the adoption of ASC 842. Upon adoption of ASC 842, we recognized an ROU asset and lease liability for all leases with terms of 12 months or more. See Note 5 to the audited consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K for further information regarding our leases.

Total shareholders’ equity was a deficit of $179 million as of December 31, 2019 compared to a deficit of $344 million as of December 31, 2018. The increase was primarily driven by the $153 million of net income generated in 2019 which reduced our accumulated deficit. See the consolidated and combined statements of changes in equity included in Item 8 of this Annual Report on Form 10-K for further information.

Off-Balance Sheet Arrangements

As of December 31, 2019, we did not have any significant off-balance sheet arrangements.

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

In connection with the Spin-off, we entered into the Credit Facilities, which are subject to variable interest rates. See Note 14 to the audited consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liquidity” included in Item 7 of this report for a description of our current indebtedness.

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

On October 24, 2018, we entered into an interest rate swap agreement effective October 31, 2018 that expires on August 16, 2025. The notional amount of the agreement was $350 million. Under the terms of the agreement, we will pay a fixed rate of interest of 3.0865 percent on the $350 million notional amount, and we will receive a floating rate of interest (based on one-month LIBOR, subject to a floor of zero percent) on the notional amount. Therefore, during the term of the agreement, the effective interest rate on $350 million of the Term Loan Facility is fixed at a rate of 3.0865 percent, plus the incremental borrowing margin of 2.50 percent.

We believe our exposure to interest rate fluctuations, when viewed on both a gross and net basis, could be material to our overall results of operations. A significant portion of our outstanding debt, including indebtedness under the Credit Facilities, bears interest at variable rates. As a result, increases in interest rates would increase the cost of servicing our indebtedness and could materially reduce our profitability and cash flows. As of December 31, 2019, each one percentage point change in interest rates would result in an approximate $3 million change in the annual interest expense on our Term Loan Facility after considering the impact of the interest rate swap. Assuming all revolving loans were fully drawn as of December 31, 2019, each one percentage point change in interest rates would result in an approximate $3 million change in annual interest expense on our Revolving Credit Facility. The impact of increases in interest rates could be more significant for us than it would be for some other companies because of our substantial indebtedness.

The following table summarizes information about our debt as of December 31, 2019 (after considering the impact of the effective interest rate swaps), including the principal cash payments and related weighted-average interest rates by expected maturity dates based on applicable rates at December 31, 2019.

								Fair
(In millions)	2020	2021	2022	2023	2024	Thereafter	Total	Value
Debt:
Variable rate	$7	7	$7	$7	$7	$259	$292	$295
Average interest rate	5.0%	5.0%	5.0%	5.1%	5.1%	5.1%	5.1%
Fixed rate						$700	$700	$736
Average interest rate						4.9%	4.9%

During the year ended December 31, 2019, the average rate paid and average rate received on the interest rate swaps, before the application of the applicable borrowing margin, were 3.1 percent and 2.3 percent, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

frontdoor, inc.
Memphis, Tennessee

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial position of frontdoor, inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated and combined statements of operations and comprehensive income, statements of changes in total equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Commitments and Contingencies - Accrual for Home Service Plan Claims – Refer to Notes 2 and 10 of the financial statements

Critical Audit Matter Description

The Company maintains an accrual for the cost to complete home service plan claims when the total amount of the claim is not yet known. The estimate is determined using an internal analysis based on current claims and historical claims experience, and an analysis performed by a third-party actuary using generally accepted actuarial methods that incorporate cumulative claims experience and information provided by the Company. The Company regularly reviews its estimates of claims costs and adjusts the estimates, as needed.

We identified the accrual for home service plan claims as a critical audit matter because estimating the cost to complete home service claims involves significant estimation by management due to the subjectivity involved in determining loss development factors for outstanding claims, including the impact of underlying business changes and market trends on the ultimate costs. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our actuarial specialists, when performing audit procedures to evaluate the reasonableness of the accrual for home service plan claims as of December 31, 2019.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the home service plan claims accrual included the following, among others:

•We tested the effectiveness of controls over the home service plan claims accrual, including those over the Company’s internal analysis to project the ultimate costs associated with settling each claim as well as oversight of the actuary and related assumptions. Additionally, we tested the operating effectiveness over the controls covering the completeness and accuracy of the claim data underlying the accrual process.

•We compared management’s prior periods assumptions of expected development to actual development during the current year to identify potential bias in the determination of the home service plan claims accrual.

•With the assistance of our actuarial specialists:

oWe evaluated the methods and assumptions used by management to estimate the home service plan claims accrual.

oWe developed independent estimates of the home service plan claims accrual and compared our estimate to management’s estimate.

•We tested the underlying data that served as the basis for the Company’s internal analysis and their actuary’s analysis, including historical claims, to ensure that the inputs to the actuarial estimate were complete and accurate.

/s/ Deloitte & Touche LLP

Memphis, Tennessee
February 27, 2020

We have served as the Company's auditor since 2017.

Consolidated and Combined Statements of Operations and Comprehensive Income

(In millions, except per share data)

	Year Ended
	December 31,
	2019	2018	2017
Revenue	$1,365	$1,258	$1,157
Cost of services rendered	687	686	589
Gross Profit	678	572	567
Selling and administrative expenses	392	338	312
Depreciation and amortization expense	24	21	17
Restructuring charges	1	3	7
Spin-off charges	1	24	13
Affiliate royalty expense	—	1	2
Interest expense	62	23	1
Interest income from affiliate	—	(2)	(3)
Interest and net investment income	(6)	(2)	(2)
Income before Income Taxes	204	166	220
Provision for income taxes	51	42	60
Net Income	$153	$125	$160
Other Comprehensive Income (Loss), Net of Income Taxes:
Net unrealized loss on derivative instruments	(12)	(9)	—
Total Comprehensive Income	$141	$116	$160
Earnings per Share:
Basic	$1.81	$1.47	$1.90
Diluted	$1.80	$1.47	$1.90
Weighted-average Common Shares Outstanding:
Basic	84.7	84.5	84.5
Diluted	84.9	84.7	84.5

See accompanying Notes to the Consolidated and Combined Financial Statements.

Consolidated Statements of Financial Position

(In millions, except share data)

	As of
	December 31,
	2019	2018
Assets:
Current Assets:
Cash and cash equivalents	$428	$296
Marketable securities	7	9
Receivables, less allowance of $2	11	12
Prepaid expenses and other assets	16	13
Total Current Assets	461	330
Other Assets:
Property and equipment, net	51	47
Goodwill	501	476
Intangible assets, net	191	158
Operating lease right-of-use assets	17	—
Deferred customer acquisition costs	18	21
Other assets	11	10
Total Assets	$1,250	$1,041
Liabilities and Shareholders' Equity:
Current Liabilities:
Accounts payable	$48	$41
Accrued liabilities:
Payroll and related expenses	17	10
Home service plan claims	66	67
Interest payable	9	9
Other	29	26
Deferred revenue	188	185
Current portion of long-term debt	7	7
Total Current Liabilities	364	345
Long-Term Debt	973	977
Other Long-Term Liabilities:
Deferred taxes	45	39
Operating lease liabilities	20	—
Other long-term obligations	27	24
Total Other Long-Term Liabilities	92	63
Commitments and Contingencies (Note 10)
Shareholders' Equity:
Common stock, $0.01 par value; 2,000,000,000 shares authorized; 85,309,260 shares issued and outstanding at December 31, 2019 and 84,545,152 shares issued and outstanding at December 31, 2018	1	1
Additional paid-in capital	29	1
Accumulated deficit	(188)	(336)
Accumulated other comprehensive loss	(21)	(9)
Total Deficit	(179)	(344)
Total Liabilities and Shareholders' Equity	$1,250	$1,041

See accompanying Notes to the Consolidated and Combined Financial Statements.

Consolidated and Combined Statements of Changes in (Deficit) Equity

(In millions)

						Accumulated
			Additional			Other
		Common	Paid-in	Accumulated	Net Parent	Comprehensive	(Deficit)
	Shares	Stock	Capital	Deficit	Investment	Loss	Equity
Balance December 31, 2016	—	$—	$—	$—	$560	$—	$560
Net income	—	—	—	—	160	—	160
Stock-based employee compensation	—	—	—	—	4	—	4
Net transfers to Parent	—	—	—	—	(63)	—	(63)
Balance December 31, 2017	—	$—	$—	$—	$661	$—	$661
Net income	—	—	—	17	108	—	125
Stock-based employee compensation	—	—	1	—	3	—	4
Adoption of ASC 606	—	—	—	—	2	—	2
Net transfers to Parent	—	—	—	—	(127)	—	(127)
Non-cash distribution to Parent	—	—	—	—	(1,000)	—	(1,000)
Reclassification of Net Parent Investment	—	—	—	(352)	352	—	—
Issuance of common stock at Spin-off	85	1	—	(1)	—	—	—
Other comprehensive loss, net of tax	—	—	—	—	—	(9)	(9)
Balance December 31, 2018	85	$1	$1	$(336)	$—	$(9)	$(344)
Net income	—	—	—	153	—	—	153
Change in equity related to the Spin-off	—	—	—	(4)	—	—	(4)
Stock-based employee compensation	—	—	9	—	—	—	9
Issuance of shares to acquire Streem	—	—	19	—	—	—	19
Taxes paid related to net share settlement of equity awards	—	—	(1)	—	—	—	(1)
Other comprehensive loss, net of tax	—	—	—	—	—	(12)	(12)
Balance December 31, 2019	85	$1	$29	$(188)	$—	$(21)	$(179)

See accompanying Notes to the Consolidated and Combined Financial Statements.

Consolidated and Combined Statements of Cash Flows

(In millions)

	Year Ended
	December 31,
	2019	2018	2017
Cash and Cash Equivalents at Beginning of Period	$296	$282	$168
Cash Flows from Operating Activities:
Net Income	153	125	160
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization expense	24	21	17
Deferred income tax provision	(1)	7	(19)
Stock-based compensation expense	9	4	4
Restructuring charges	1	3	7
Payments for restructuring charges	(1)	(5)	(5)
Spin-off charges	1	24	13
Payments for spin-off charges	(1)	(23)	(13)
Other	4	1	—
Change in working capital, net of acquisitions:
Receivables	1	4	(33)
Prepaid expenses and other current assets	2	(1)	5
Accounts payable	7	8	5
Deferred revenue	3	1	44
Accrued liabilities	(1)	7	9
Accrued interest payable	—	9	—
Current income taxes	(1)	4	—
Net Cash Provided from Operating Activities	200	189	194
Cash Flows from Investing Activities
Purchases of property and equipment	(22)	(27)	(15)
Business acquisitions, net of cash acquired	(38)	—	—
Purchases of available-for-sale securities	(7)	(15)	(44)
Sales and maturities of available-for-sale securities	9	32	48
Other investing activities	(4)	—	—
Net Cash Used for Investing Activities	(61)	(10)	(11)
Cash Flows from Financing Activities
Payments of debt and finance lease obligations	(7)	(10)	(5)
Net transfers to Parent	—	(137)	(63)
Discount paid on issuance of debt	—	(2)	—
Debt issuance costs paid	—	(16)	—
Net Cash Used for Financing Activities	(7)	(165)	(68)
Cash Increase During the Period	132	14	114
Cash and Cash Equivalents at End of Period	$428	$296	$282

See accompanying Notes to the Consolidated and Combined Financial Statements.

frontdoor, inc.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

We are the largest provider of home service plans in the United States, as measured by revenue, and operate under the American Home Shield, HSA, OneGuard and Landmark brands. Our customizable home service plans help customers protect and maintain their homes, typically their most valuable asset, from costly and unplanned breakdowns of essential home systems and appliances. Our home service plans cover the repair or replacement of major components of up to 21 household systems and appliances, including electrical, plumbing, central HVAC systems, water heaters, refrigerators, dishwashers and ranges/ovens/cooktops. In 2019, we launched our new on-demand home services business under the brand name Candu, and we acquired Streem, a technology startup that uses augmented reality, computer vision and machine learning to help home service professionals more quickly and accurately diagnose breakdowns and complete repairs. We serve customers across all 50 states and the District of Columbia.

On October 1, 2018, ServiceMaster completed the Spin-off. Frontdoor was formed as a wholly-owned subsidiary of ServiceMaster on January 2, 2018 for the purpose of holding the Separated Business in connection with the Spin-off. During 2018, ServiceMaster contributed the Separated Business to Frontdoor. The Spin-off was completed by a pro rata distribution to ServiceMaster’s stockholders of approximately 80.2 percent of our common stock. Each holder of ServiceMaster common stock received one share of our common stock for every two shares of ServiceMaster common stock held at the close of business on September 14, 2018, the record date of the distribution. The Spin-off was completed pursuant to a separation and distribution agreement and other agreements with ServiceMaster related to the Spin-off, including a transition services agreement, a tax matters agreement, an employee matters agreement and a stockholder and registration rights agreement. See Note 11 to the accompanying consolidated and combined financial statements for information related to these agreements.

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

For periods prior to the Spin-off, the accompanying consolidated and combined financial statements include all revenues, costs, assets and liabilities directly attributable to us. ServiceMaster’s debt and corresponding interest expense were not allocated to us for periods prior to the Spin-off since we were not the obligor of the debt. The accompanying consolidated and combined statements of operations and comprehensive income include allocations of certain costs from ServiceMaster incurred on our behalf. Such corporate-level costs were allocated to us using methods based on proportionate formulas such as revenue, headcount and others. Such corporate costs include costs pertaining to: accounting and finance, legal, human resources, technology, insurance, marketing, tax services, procurement services and other costs. We consider the expense allocation methodology and results to be reasonable for all periods presented. However, these allocations may not be indicative of the actual level of expense that we would have incurred if we had operated as a separate stand-alone, publicly traded company during the periods presented nor are these costs necessarily indicative of costs we may incur in the future. See Note 11 to the accompanying consolidated and combined financial statements for information regarding allocations from ServiceMaster.

Prior to the Spin-off, current and deferred income taxes and related tax expense were determined based on our stand-alone results by applying ASC 740 as if we were a separate taxpayer, following the separate return methodology. Our portion of current income taxes payable was deemed to have been remitted to ServiceMaster in the period the related tax expense was recorded. Our portion of current income taxes receivable was deemed to have been remitted to us by ServiceMaster in the period to which the receivable applies only to the extent that we could have recognized a refund of such taxes on a stand-alone basis under the law of the relevant taxing jurisdiction. See Note 6 to the accompanying consolidated and combined financial statements for additional information.

Note 2. Significant Accounting Policies

Basis of Consolidation and Combination

Our financial statements include amounts and disclosures related to the stand-alone financial statements and accounting records of Frontdoor for periods after the completion of the Spin-off (“consolidated”) in combination with amounts and disclosures that have been derived for our business from the consolidated financial statements and accounting records of ServiceMaster for the periods prior to the completion of the Spin-off (“combined”). Any references to our financial statements, financial data and operating data refer to our accompanying consolidated and combined financial statements unless otherwise noted. All intercompany transactions have been eliminated.

Use of Estimates

The preparation of the consolidated and combined financial statements requires management to make certain estimates and assumptions required under U.S. GAAP that may differ from actual results. The more significant areas requiring the use of management estimates relate to revenue recognition; accruals for home service plans; accruals for income tax liabilities as well as deferred tax accounts; the deferral and amortization of customer acquisition costs; stock-based compensation; useful lives for depreciation and amortization expense; the valuation of marketable securities; and the valuation of tangible and intangible assets.

Revenue

Home service plan contracts are typically one year in duration. Home service plan claims costs are expensed as incurred. We recognize revenue over the life of these contracts in proportion to the expected direct costs. Those costs bear a direct relationship to the fulfillment of our obligations under the contracts and are representative of the relative value provided to the customer. We regularly review our estimates of claims costs and adjust our estimates when appropriate.

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

Deferred Customer Acquisition Costs

Customer acquisition costs, which are incremental and direct costs of obtaining a customer and primarily include sales commissions, are deferred and amortized over the expected customer relationship period in proportion to revenue recognized. Deferred customer acquisition costs were $18 million and $21 million as of December 31, 2019 and 2018, respectively.

Property and Equipment, Intangible Assets and Goodwill

Property and equipment consist of the following:

	As of		Estimated
	December 31,		Useful Lives
(In millions)	2019	2018	(Years)
Buildings and improvements	$25	$20	10 - 40
Technology and communications	94	78	3 - 7
Office equipment, furniture and fixtures, and vehicles	10	8	5 - 7
	128	107
Less accumulated depreciation	(77)	(59)
Net property and equipment	$51	$47

Depreciation of property and equipment, including depreciation of assets held under finance leases was $18 million, $12 million and $9 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

Leases

We determine if an arrangement is a lease at inception. We recognize an ROU asset and lease liability for all leases with terms of 12 months or more. ROU assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. The operating lease ROU asset is recorded net of lease incentives. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. We have lease agreements with lease and non-lease components, which are accounted for separately for our real estate leases. See Note 5 to the accompanying consolidated and combined financial statements for information related to our leases.

Restricted Net Assets

There are third-party restrictions on the ability of certain of our subsidiaries to transfer funds to us. These restrictions are related to our regulatory requirements. The payments of ordinary and extraordinary dividends by our subsidiaries are subject to significant regulatory restrictions under the laws and regulations of the states in which they operate. Among other things, such laws and regulations require certain such subsidiaries to maintain minimum capital and net worth requirements and may limit the amount of ordinary and extraordinary dividends and other payments that these subsidiaries can make to us. As of December 31, 2019, the total net assets subject to these third-party restrictions was $168 million.

Financial Instruments and Credit Risk

We hedge the interest payments on a portion of our variable rate debt through the use of interest rate swap agreements. We have classified our interest rate swap contract as a cash flow hedge, and, as such, the hedging instruments are recorded on the consolidated statements of financial position as either an asset or liability at fair value, with the effective portion of changes in the fair value attributable to the hedged risks recorded in AOCI. The effect of derivative financial instrument transactions could have a material impact on our financial statements. We do not hold or issue derivative financial instruments for trading or speculative purposes.

Financial instruments, which potentially subject us to financial and credit risk, consist principally of investments and receivables. Investments consist primarily of publicly traded debt and certificates of deposit. We periodically review our portfolio of investments to determine whether there has been an other than temporary decline in the value of the investments from factors such as deterioration in the financial condition of the issuer or the market(s) in which the issuer competes. The majority of our receivables have little concentration of credit risk due to the large number of customers with relatively small balances and their dispersion across geographical areas. We maintain an allowance for losses based upon the expected collectability of receivables. See Note 19 to the accompanying consolidated and combined financial statements for information relating to the fair value of financial instruments.

Stock-Based Compensation

Stock-based compensation expense for stock options is estimated at the grant date based on an award’s fair value as calculated by the Black-Scholes option-pricing model and is recognized as expense over the requisite service period. The Black-Scholes model requires various highly judgmental assumptions including expected volatility and option life. If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense for future grants may differ materially from that recorded in the current period related to options granted to date. In addition, we estimate the expected forfeiture rate and only recognizes expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience. To the extent the actual forfeiture rate is different from the estimate, stock-based compensation expense is adjusted accordingly. See Note 12 to the accompanying consolidated and combined financial statements for more details.

Income Taxes

Frontdoor and its subsidiaries file a consolidated U.S. federal income tax return. State and local returns are filed both on a separate company basis and on a combined unitary basis with Frontdoor. Current and deferred income taxes are provided for on a separate company basis. We account for income taxes using an asset and liability approach for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. Deferred income taxes are provided to reflect the differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. Valuation allowances are established when necessary to reduce deferred income tax assets to the amounts expected to be realized. We record a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in its tax return. We recognize potential interest and penalties related to its uncertain tax positions in income tax expense.

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period, increased to include the number of shares of common stock that would have been outstanding had potential dilutive shares of common stock been issued. The dilutive effect of stock options, RSUs, performance shares and restricted stock awards are reflected in diluted earnings per share by applying the treasury stock method.

For periods prior to the Spin-off, earnings per share was calculated based on the 84,515,619 shares of Frontdoor stock that were outstanding at the date of distribution. There were no Frontdoor equity awards outstanding prior to the Spin-off.

Segment Reporting

A public company is required to report annual and interim financial and descriptive information about its reportable operating segments. We operate our business under six brand names that primarily engage in the activity of providing home service plans to our customers. Our chief operating decision maker, who is our Chief Executive Officer, regularly evaluates financial information on a consolidated basis in deciding how to allocate resources and in assessing performance. As such, we operate as one operating segment, which is comprised of our six brands, and we have one reportable segment.

Newly Issued Accounting Standards

Adoption of New Accounting Standards

In February 2016, the FASB issued ASU 2016-02, which was amended in parts by subsequent accounting standards updates (collectively ASC 842) and is the final standard on accounting for leases. While both lessees and lessors are affected by the new guidance, the effects on lessees are much more significant. The most significant change for lessees is the requirement under the new guidance to recognize ROU assets and lease liabilities for all leases. The lease liability represents the lessee’s obligation to make lease payments arising from a lease and is measured as the present value of the lease payments. The ROU asset represents the lessee’s right to use a specified asset for the lease term and will be measured at the lease liability amount, adjusted for lease prepayment, lease incentives received and the lessee’s initial direct costs.

We adopted ASC 842 effective January 1, 2019. We utilized the permitted alternative transition method, which removed the requirement that the financial statements of prior periods be restated. There was no cumulative effect adjustment recorded to beginning equity as a result of our adoption of this standard. We also elected the package of practical expedients permitted under the transition guidance, which allowed us to carry forward our historical lease classification, our assessment on whether expired or existing contracts were or contained a lease and our initial direct costs for any leases that existed prior to adoption of the new standard. In addition, we have elected the practical expedients that allow us, by class of underlying asset, to not separate lease and non-lease components and to not recognize ROU assets and lease liabilities for leases with lease terms of less than 12 months.

As a result of the adoption of this standard, we recognized ROU assets and lease liabilities of approximately $24 million for operating leases, while our accounting for finance leases remained unchanged. This standard did not have an impact on our consolidated and combined statements of operations and comprehensive income or consolidated and combined statements of cash flows.

Accounting Standards Issued but Not Yet Effective

In June 2016, the FASB issued ASU 2016-13, which requires earlier recognition of credit losses while also providing additional transparency about credit risk. Further, the new credit loss model utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. This standard is effective for us on January 1, 2020 and will not have an impact on our consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-15, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This standard is effective for us on January 1, 2020 and will have an immaterial impact on our consolidated financial statements and related disclosures. We will apply the guidance prospectively to implementation costs incurred related to cloud computing arrangements.

Note 3. Revenue

We enter into yearly service plan agreements with our customers. We have one performance obligation, which is to provide for the repair or replacement of essential home systems and appliances, as applicable per the contract. We recognize revenue at the agreed upon contractual amount over time using the input method in proportion to the costs expected to be incurred in performing services under the contracts. Those costs bear a direct relationship to the fulfillment of our obligations under the contracts and are representative of the relative value provided to the customer. As the costs to fulfill the obligations of the home service plans are incurred on an other-than-straight-line basis, we utilize historical evidence to estimate the expected claims expense and related timing of such costs. This adjustment to the straight-line revenue creates a contract asset or contract liability, as described under the heading “Contract balances” below. We regularly review our estimates of claims costs and adjust our estimates when appropriate. We derive all of our revenue from customers in the United States.

We disaggregate revenue from contracts with customers into major customer acquisition channels. We determined that disaggregating revenue into these categories achieves the disclosure objective to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. Revenue by major customer acquisition channel is as follows:

___

	Year Ended
	December 31,
(In millions)	2019	2018	2016
Renewals	$926	$835	$759
Real estate(1)	263	262	249
Direct-to-consumer(1)	167	156	144
Other	8	6	5
Total	$1,365	$1,258	$1,157

_____________________________

(1)First year revenue only.

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

Costs to obtain a contract with a customer

We capitalize the incremental costs of obtaining a contract with a customer, primarily sales commissions, and recognize the expense, using the input method in proportion to the costs expected to be incurred in performing services under the contract, over the expected customer relationship period. As of December 31, 2019 and 2018, deferred customer acquisition costs were $18 million and $21 million, respectively. Amortization of these deferred acquisition costs was $20 million and $22 million for the years ended December 31, 2019 and 2018, respectively. There were no impairment losses in relation to these capitalized costs.

Contract balances

Timing of revenue recognition may differ from the timing of invoicing to customers. Contracts with customers, including contracts resulting from customer renewals, are generally for a period of one year. We record a receivable related to revenue recognized on services once we have an unconditional right to invoice and receive payment in the future related to the services provided. All accounts receivable are recorded within Receivables, less allowances, in the accompanying consolidated statements of financial position. We invoice our monthly-pay customers on a straight-line basis over the contract term. As a result, a contract asset is created when revenue is recognized on monthly-pay customers before being billed.

Deferred revenue represents a contract liability and is recognized when cash payments are received in advance of the performance of services, including when the amounts are refundable. Amounts are recognized as revenue in proportion to the costs expected to be incurred in performing services under our contracts. Deferred revenue was $188 million and $185 million as of December 31, 2019 and 2018, respectively.

Changes in deferred revenue for the year ended December 31, 2019 were as follows:

(In millions)	Deferred Revenue
Balance as of January 1, 2019	$185
Deferral of revenue	404
Recognition of deferred revenue	(401)
Balance as of December 31, 2019	$188

There was approximately $182 million of revenue recognized in the year ended December 31, 2019 that was included in the deferred revenue balance as of January 1, 2019.

Note 4. Goodwill and Intangible Assets

Goodwill and indefinite-lived intangible assets are not amortized and are subject to assessment for impairment by applying a fair-value based test on an annual basis or more frequently if circumstances indicate a potential impairment. An assessment for impairment is performed on October 1 of every year. There were no goodwill or trade name impairment charges recorded during the years ended December 31, 2019, 2018 and 2017. There were no accumulated impairment losses recorded as of December 31, 2019 and 2018.

The table below summarizes the changes in our goodwill balance for the years ended December 31, 2019 and 2018:

(In millions)	Total
Balance as of December 31, 2017	$476
Acquisitions	—
Balance as of December 31, 2018	476
Acquisitions(1)	25
Balance as of December 31, 2019	$501

___________________________________

(1)Acquired goodwill primarily relates to the acquisition of Streem. See Note 7 to the accompanying consolidated and combined financial statements for information related to our acquisitions during 2019.

The table below summarizes the other intangible asset balances:

0
	As of December 31,
	2019			2018
		Accumulated			Accumulated
(In millions)	Gross	Amortization	Net	Gross	Amortization	Net
Trade names(1)	$141	$—	$141	$140	$—	$140
Customer relationships	173	(168)	5	173	(165)	7
Developed technology	34	(1)	33	—	—	—
Other	37	(25)	12	32	(22)	10
Total	$385	$(193)	$191	$345	$(187)	$158

___________________________________

(1)Not subject to amortization.

Amortization expense of $6 million, $8 million and $8 million was recorded in the years ended December 31, 2019, 2018 and 2017, respectively. The following table outlines expected amortization expense for existing intangible assets for the next five years:

(In millions)
2020	$12
2021	10
2022	7
2023	6
2024	5
Total	$40

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

The weighted-average remaining lease term and weighted-average discount rate is as follows:

(In millions)	As of December 31, 2019
Weighted-average remaining lease term (years):
Operating leases	10
Weighted-average discount rate:
Operating leases	6.1%

We recognized operating lease expense, including allocated corporate rent for periods prior to the Spin-off, of $4 million, $4 million and $5 million for the years ended years ended December 31, 2019, 2018 and 2017, respectively. These expenses are included in Selling and administrative expenses in the accompanying consolidated and combined statements of operations and comprehensive income.

Supplemental cash flow information related to operating leases is as follows:

Twelve Months Ended
(In millions)	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities	$4
Leased assets obtained in exchange for new lease liabilities	1

As a result of our adoption of ASC 842, we recognized ROU assets and lease liabilities of approximately $24 million for operating leases as of January 1, 2019. These amounts are excluded from the accompanying consolidated and combined statements of cash flows as non-cash operating activities. Our accounting for finance leases remained unchanged.

Supplemental balance sheet information related to operating leases is as follows:

(In millions)	As of December 31, 2019
Operating lease right-of-use assets	$23
Less lease incentives	(6)
Operating lease right-of-use assets, net	$17

Other accrued liabilities	$3
Operating lease liabilities	20
Total operating lease liabilities	$23

The following table presents maturities of our operating lease liabilities as of December 31, 2019.

Operating
(In millions)	Leases
2020	$4
2021	4
2022	4
2023	3
2024	2
Thereafter	13
Total lease payments	31
Less imputed interest	(8)
Total	$23

Note 6. Income Taxes

On December 22, 2017, U.S. Tax Reform was signed into law. U.S. Tax Reform included numerous changes to existing tax law, including a reduction in the federal corporate income tax rate from 35 percent to 21 percent, effective January 1, 2018. Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations where a registrant does not have the necessary information available, prepared or analyzed in reasonable detail to complete the accounting for certain income tax effects of U.S. Tax Reform. December 22, 2018 marked the end of the measurement period for purposes of SAB 118. As such, we have completed our analysis based on legislative updates relating to U.S. Tax Reform currently available. We recorded an initial income tax benefit of $20 million at December 31, 2017 due to a net reduction in deferred tax liabilities resulting from the effect of remeasurement of certain deferred tax assets and liabilities based on enacted tax rates. Our accounting for U.S. Tax Reform was finalized during the fourth quarter of 2018, resulting in an immaterial adjustment to the initial income tax benefit recorded.

As discussed above, although we were historically included in the consolidated income tax returns of ServiceMaster, our income taxes for periods prior to the Spin-off were computed and are reported herein under the “separate return method.” Use of the separate return method may result in differences when the sum of the amounts allocated to stand-alone provisions are compared with amounts presented in financial statements. In that event, the related deferred tax assets and liabilities could be significantly different from those presented herein. Certain tax attributes, e.g., net operating loss carryforwards, which were reflected in ServiceMaster’s consolidated financial statements may or may not exist at the stand-alone Frontdoor level. During the year ended December 31, 2019, we recorded a $4 million adjustment to the deferred tax assets and liabilities allocated during the Spin-off to reflect the actual current and deferred tax positions resulting from the Spin-off. The adjustment is reflected as a change in equity related to the Spin-off in the consolidated and combined statements of changes in equity.

As of December 31, 2017, we had $4 million of tax benefits primarily reflected in federal and state tax returns that have not been recognized for financial reporting purposes (“unrecognized tax benefits”). Based on the terms of the tax matters agreement entered into with ServiceMaster in connection with the Spin-off, the liability for these unrecognized tax benefits is not attributed to Frontdoor after the Spin-off. As of December 31, 2018, we had no unrecognized tax benefits. As of December 31, 2019, we had $2 million of unrecognized tax benefits, all of which would impact the effective tax rate if recognized.

The table below summarizes the changes in gross unrecognized tax benefits for the years ended December 31, 2019 and 2018:

(In millions)	Total
Balance as of December 31, 2017	$4
Increases in tax positions for current year	2
Decrease due to Spin-off	(6)
Balance as of December 31, 2018	—
Increases in tax positions for prior years	1
Increases in tax positions for current year	2
Balance as of December 31, 2019	$2

We classify interest and penalties recognized on the liability for unrecognized tax benefits as income tax expense. Interest and penalties accrued and recognized as income tax expense are less than $1 million for the year ended December 31, 2019. Based on information currently available, it is reasonably possible that over the next 12-month period unrecognized tax benefits may increase by $2 million.

We are subject to taxation in the United States, various states and foreign jurisdictions. Pursuant to the terms of the tax matters agreement entered into with ServiceMaster in connection with the Spin-off, we are not subject to federal examination by the IRS or examination by state taxing authorities where a unitary or combined state income tax return is filed for the years prior to 2018. We are not subject to state and local income tax examinations by tax authorities in jurisdictions where separate income tax returns are filed for the years prior to 2015.

All of our income before income taxes for the years ended December 31, 2019, 2018 and 2017 was generated in the United States.

The reconciliation of income tax computed at the U.S. federal statutory tax rate to our effective income tax rate is as follows:

	Year Ended
	December 31,
	2019	2018	2017
Tax at U.S. federal statutory rate	21.0%	21.0%	35.0%
State and local income taxes, net of U.S. federal benefit	2.5	2.5	1.5
Other permanent items	—	(0.5)	1.1
Excess tax benefits from stock-based compensation	0.2	(0.1)	(2.5)
Transaction costs	0.2	1.2	—
Uncertain tax positions	1.0	1.0	1.0
U.S. Tax Reform rate change(1)	—	—	(8.9)
Effective rate	24.9%	25.1%	27.2%

___________________________________

(1)Deferred income taxes on our balance sheet at December 31, 2017 were remeasured for the change in the U.S. income tax rate through income tax expense (see discussion on U.S. Tax Reform). This one-time beneficial rate change adjustment for $20 million includes $1 million in state income tax expense.

Income tax expense is as follows:

	Year Ended
	December 31,
(In millions)	2019	2018	2017
Current:
U.S. federal	$42	$29	$71
State and local	9	6	7
	52	35	78
Deferred:
U.S. federal	(1)	7	(20)
State and local	—	—	1
	(1)	7	(19)
Provision for income taxes	$51	$42	$60

Deferred income tax expense results from timing differences in the recognition of income and expense for income tax and financial reporting purposes. Deferred income tax balances reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. At December 31, 2019 and 2018, the valuation allowance for deferred tax assets was $1 million.

Significant components of our deferred tax balances are as follows:

	As of
	December 31,
(In millions)	2019	2018
Long-term deferred tax assets (liabilities):
Intangible assets(1)	$(46)	$(34)
Property and equipment	(7)	(6)
Prepaid expenses and deferred customer acquisition costs	(7)	(6)
Lease asset	(4)	—
Accrued liabilities	4	2
Other long-term obligations	2	1
Tenant improvements	—	1
Lease liability	6	—
Deferred interest expense	6	4
Net operating loss and tax credit carryforwards(2)	2	—
Less valuation allowance	(1)	(1)
Net Long-term deferred tax liability	$(45)	$(39)

___________________________________

(1)The deferred tax liability relates primarily to the difference in the tax versus book basis of intangible assets. We had $44 million and $42 million of deferred tax liability included in this net deferred tax liability as of December 31, 2019 and 2018, respectively, that will not actually be paid unless certain of our business units are sold.

(2)Represents federal loss carryovers that have an indefinite life and state loss carryovers that expire on or before 2039.

Note 7. Acquisitions

Business combinations have been accounted for using the acquisition method, and, accordingly, the results of operations of the acquired businesses have been included in the accompanying consolidated and combined financial statements since their dates of acquisition. The assets and liabilities of these businesses were recorded in the financial statements at their estimated fair values as of the acquisition dates.

On December 4, 2019, we acquired Streem for a total purchase price of $55 million, which consisted of $36 million in cash and $19 million in fair value of Frontdoor restricted stock awards. We recorded goodwill of $24 million and other intangible assets of $37 million, primarily developed technology and patents, which was partially offset by a deferred tax liability of $7 million. As of December 31, 2019, the purchase price allocation for this acquisition has not been finalized. In particular, we are still evaluating the fair value of certain intangible assets. As we finalize the fair value of assets acquired and liabilities assumed, additional purchase price adjustments may be recorded during the measurement period in 2020.

Additionally, during the year ended December 31, 2019, we acquired a business for a total purchase price of $3 million, which represents ongoing strategic investments in our business. We recorded goodwill of $1 million and developed technology of $2 million related to this acquisition.

The financial results of these acquired businesses were not material, individually or in the aggregate, to our results of operations, and, therefore, pro forma financial information has not been presented. No acquisitions occurred during the years ended December 31, 2018 or 2017.

Supplemental cash flow information regarding our acquisitions is as follows:

Year Ended
December 31,
(In millions)	2019
Assets acquired(1)	$65
Liabilities assumed	(8)
Net assets acquired	$57
Net cash paid(1)	$38
Issuance of shares	19
Purchase price	$57

___________________________________

(1)Amounts presented net of $1 million of cash acquired.

Note 8. Restructuring Charges

We incurred restructuring charges of $1 million ($1 million, net of tax), $3 million ($2 million, net of tax) and $7 million ($4 million, net of tax) for the years ended December 31, 2019, 2018 and 2017, respectively.

In 2019, restructuring charges comprised severance costs and non-personnel charges, primarily related to the decision to consolidate the operations of Landmark with those of OneGuard, which is expected to be completed in the first quarter of 2020. We expect to incur charges through the first quarter of 2020 of approximately $3 million related to this restructuring, primarily consisting of lease termination costs.

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

A reconciliation of the beginning and ending balances of accrued restructuring charges, which are included in "Accrued liabilities—other" on the accompanying consolidated statements of financial position, is presented as follows:

(In millions)	Accrued Restructuring Charges
Balance as of December 31, 2017	$2
Costs incurred	3
Costs paid or otherwise settled	(5)
Balance as of December 31, 2018	$—
Costs incurred	1
Costs paid or otherwise settled	(1)
Balance as of December 31, 2019	$—

 Note 9. Spin-off Charges

We incurred Spin-off charges of $1 million ($1 million, net of tax), $24 million ($19 million, net of tax), and $13 million ($9 million, net of tax) the years ended December 31, 2019, 2018 and 2017, respectively.

These charges include nonrecurring costs incurred to evaluate, plan and execute the Spin-off. In 2019, Spin-off charges were primarily comprised of third-party consulting fees. In 2018, Spin-off charges primarily comprised $19 million of third-party consulting fees and $5 million of other incremental costs directly related to the Spin-off process. In 2017, Spin-off charges primarily comprised $12 million of third-party consulting fees and $1 million of other incremental costs directly related to the Spin-off process.

The pre-tax charges discussed above are reported in “Spin-off charges” in the accompanying consolidated and combined statements of operations and comprehensive income.

A reconciliation of the beginning and ending balances of accrued Spin-off charges, which are included in "Accrued liabilities—other" on the accompanying consolidated statements of financial position, is presented as follows:

(In millions)	Accrued Spin-off Charges
Balance as of December 31, 2017	$1
Costs incurred(1)	22
Costs paid or otherwise settled	(23)
Balance as of December 31, 2018	$—
Costs incurred	1
Costs paid or otherwise settled	(1)
Balance as of December 31, 2019	$—

___________________________________

(1)An additional $2 million of Spin-off charges were pre-paid in 2017 and subsequently expensed in 2018.

During 2019 and 2018, we incurred incremental capital expenditures required to effect the Spin-off of $2 million and $15 million, respectively, principally reflecting costs to replicate technology systems historically shared with ServiceMaster.

Note 10. Commitments and Contingencies

Accruals for home service plan claims are made using internal actuarial projections, which are based on current claims and historical claims experience. Accruals are established based on estimates of the ultimate cost to settle claims. Home service plan claims take approximately three months to settle, on average, and substantially all claims are settled within six months of incurrence. The amount of time required to settle a claim can vary based on a number of factors, including whether a replacement is ultimately required. In addition to our estimates, we engage a third-party actuary to perform an accrual analysis utilizing generally accepted actuarial methods that incorporate cumulative historical claims experience and information provided by us. We regularly review our estimates of claims costs along with the third-party analysis and adjust our estimates when appropriate. We believe the use of actuarial methods to account for these liabilities provides a consistent and effective way to measure these judgmental accruals.

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

Note 11. Related Party Transactions

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

Corporate expenses

The accompanying consolidated and combined financial statements include transactions with ServiceMaster for services (such as executive functions, information systems, accounting and finance, human resources, legal and general corporate expenses) that were provided to us by the centralized ServiceMaster organization. Corporate-level items also include personnel-related expenses of corporate employees (such as salaries, insurance coverage, stock-based compensation costs, etc.). Throughout the period covered by the accompanying consolidated and combined financial statements, the costs of such functions, services and items were directly charged or allocated to us using methods management believes are reasonable. The methods for allocating functions, services and items to us were based on proportional allocation bases which include revenue, headcount and others. All such costs were deemed to have been incurred and settled in the period in which the costs were recorded. Directly charged corporate expenses are included in Selling and administrative expenses in the accompanying consolidated and combined statements of operations and comprehensive income in the amounts of $14 million and $13 million for the years ended December 31, 2018 and 2017, respectively. Allocated corporate expenses are also included in Selling and administrative expenses in the accompanying consolidated and combined statements of operations and comprehensive income in the amounts of $35 million and $47 million for the years ended December 31, 2018 and 2017, respectively.

ServiceMaster trade and service marks

We had a trademark license agreement with ServiceMaster in which we were charged a royalty fee for the use of ServiceMaster-owned trade and service marks. The royalty fee was 0.175 percent of our customer revenues for the period. The royalty fee is included within Affiliate royalty expense in the accompanying consolidated and combined statements of operations and comprehensive income in the amounts $1 million and $2 million for the years ended December 31, 2018 and 2017, respectively. The trademark license agreement with ServiceMaster was terminated in connection with the Spin-off.

Health insurance coverage

Our employees participated in a self-insured health insurance program administered by ServiceMaster through June 30, 2018. We paid premiums to ServiceMaster for this coverage, which were based on the number of our employees in the medical plan. These premiums are reflected in the accompanying consolidated and combined statements of operations and comprehensive income in the amounts of $6 million and $8 million for the years ended December 31, 2018 and 2017, respectively. In addition to these costs, a portion of medical insurance costs for corporate employees were allocated to us through the corporate expense allocation discussed under the heading “Corporate expenses” above.

Risk management

Prior to the Spin-off, ServiceMaster carried insurance policies on insurable risks related to our business at levels which it believed to be appropriate, including workers’ compensation, automobile and general liability risks. These insurance policies were purchased from third-party insurance carriers, which typically incorporated significant deductibles or self-insured retentions. We paid a premium to ServiceMaster in exchange for the coverage provided. Expenses related to coverage provided by ServiceMaster and changes in ultimate losses relating to self-insured programs are reflected in the accompanying consolidated and combined statements of operations and comprehensive income in the amounts of $2 million and $3 million for the years ended December 31, 2018 and 2017, respectively. Our coverage under these self-insured programs was terminated in connection with the Spin-off.

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

•Transition Services Agreement. Pursuant to this agreement, ServiceMaster and Frontdoor will provide certain services to one another on an interim, transitional basis. The services to be provided include certain technology services, finance and accounting services and human resource and employee benefits services. The agreed-upon charges for such services are generally intended to allow the providing company to recover all costs and expenses of providing such services.

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

•Stockholders and Registration Rights Agreement. Pursuant to this agreement, Frontdoor agrees that, upon the request of ServiceMaster, Frontdoor will use its reasonable best efforts to effect the registration under applicable federal and state securities laws of any shares of Frontdoor common stock retained by ServiceMaster.

The total amount of expenses incurred by Frontdoor under the transition services agreement with ServiceMaster following the Spin-off was less than $1 million and $1 million for the years ended December 31, 2019 and 2018, respectively. At December 31, 2019, there were no amounts due to ServiceMaster for services performed under the transition services agreement.

Note 12. Stock-Based Compensation

Stock-based compensation expense in prior years and until separation on October 1, 2018 was allocated to Frontdoor based on the awards and terms previously granted to our employees and included an allocation of ServiceMaster's corporate and shared functional employee expenses. Adopted at separation, the Omnibus Plan permits the grant to certain employees, consultants, or non-employee directors of Frontdoor different forms of awards, including stock options, RSUs, performance shares and deferred share equivalents. The Omnibus Plan has 14,500,000 shares reserved for grants, including awards converted at the Spin-off (described below). Our Compensation Committee determines the long-term incentive mix of our employees, including stock options, RSUs and performance shares, and may authorize new grants annually. As of December 31, 2019, 13,136,678 shares remain available for future grants.

In accordance with the employee matters agreement between Frontdoor and ServiceMaster, certain of our executives and employees were entitled to receive equity compensation awards of Frontdoor in replacement of previously outstanding awards granted under various ServiceMaster stock incentive plans prior to the separation. In connection with the Spin-off, these awards were converted into new Frontdoor equity awards using a formula designed to preserve the intrinsic value of the awards immediately prior to the Spin-off. At the date of conversion, total intrinsic value of the converted options was $4 million. In addition, Frontdoor and ServiceMaster employees who held ServiceMaster RSUs on the record date had the option to elect to receive both Frontdoor and ServiceMaster RSUs for the number of whole shares, rounded down, of Frontdoor common stock that they would have received as a shareholder of ServiceMaster at the date of separation. The terms and conditions of the Frontdoor awards were replicated and, as necessary, adjusted to ensure the vesting schedule and economic value of the awards was unchanged by the conversion.

A summary of the activity related to unvested Frontdoor RSUs held by Frontdoor and ServiceMaster employees from the Spin-off date through December 31, 2019 is as follows:

	Frontdoor Awards Distributed in Spin-Off
	Frontdoor Employees	ServiceMaster Employees	Total
Unvested RSUs at Spin-off date	143,697	106,317	250,014
Vested	(7,200)	(17,188)	(24,388)
Forfeited	(4,136)	—	(4,136)
Unvested RSUs at December 31, 2018	132,361	89,129	221,490
Vested	(61,496)	(39,443)	(100,939)
Forfeited	(3,502)	(24,596)	(28,098)
Unvested RSUs at December 31, 2019	67,363	25,090	92,453

Stock Options

Stock options are exercisable based on the terms outlined in the applicable award agreement. Stock options generally vest over a period of four years. The fair value related to stock options granted was determined using the Black-Scholes option pricing model with the assumptions noted in the following table. A historical daily measurement of volatility is determined based on our and our peer companies’ average volatility. The risk-free interest rate is determined by reference to the outstanding U.S. Treasury note with a term equal to the expected life of the option granted. The expected life represents the period of time that options are expected to be outstanding and was calculated using the simplified approach due to our lack of historical experience upon which to estimate the expected lives of the options.

Year Ended
December 31,
Assumption	2019
Expected volatility	49.3%
Expected dividend yield	0.0%
Expected life (in years)	6.1
Risk-free interest rate	2.25%

We granted options to purchase 338,923 shares of our common stock during the year ended December 31, 2019 at a weighted-average exercise price of $34.48 per share. We did not issue any stock options under the Omnibus Plan during the year ended December 31, 2018 other than the options converted at the Spin-off. The weighted-average grant-date fair value of the options granted during 2019 was $17.05. During the year ended December 31, 2019, we applied a forfeiture assumption of 15 percent per annum in the recognition of the expense related to these options, with the exception of the options held by our CEO for which we applied a forfeiture rate of zero. The total intrinsic value of options exercised was less than $1 million for the year ended December 31, 2019.

A summary of option activity under the Omnibus Plan as of December 31, 2019 and changes during the year then ended is presented below:

				Weighted Avg.
			Aggregate	Remaining
		Weighted Avg.	Intrinsic	Contractual
	Stock	Exercise	Value	Term
	Options	Price	(in millions)	(in years)
Outstanding at December 31, 2018	373,387	$30.06	$1	8.04
Granted to employees	338,923	$34.48
Exercised	(8,000)	$8.41
Forfeited	(12,108)	$34.48
Expired	(6,725)	$24.39
Outstanding at December 31, 2019	685,477	$32.48	$10	8.15
Exercisable at December 31, 2019	176,180	$26.20	$4	6.32

RSUs

RSUs are exercisable based on the terms outlined in the applicable award agreement. The RSUs generally vest over a period of three years. The fair value of RSUs is determined using the closing market price of our common stock on the date of grant.

We granted 260,237 and 29,178 RSUs during the years ended December 31, 2019 and 2018, respectively, with weighted-average grant date fair values of $35.64 per unit for 2019 and $29.13 per unit for 2018. During the year ended December 31, 2019, we applied a forfeiture assumption of 15 percent per annum in the recognition of the expense related to these RSUs, with the exception of the awards held by our CEO for which we applied a forfeiture rate of zero. The total fair value of RSUs vested during the years ended December 31, 2019 and 2018 was $4 million and less than $1 million, respectively.

A summary of RSU activity under the Omnibus Plan as of December 31, 2019 and changes during the year then ended is presented below:

		Weighted Avg.
		Grant Date
	RSUs	Fair Value
Outstanding at December 31, 2018	161,539	$39.27
Granted to employees	260,237	$35.64
Vested	(88,200)	$37.81
Forfeited	(10,582)	$36.80
Outstanding at December 31, 2019	322,994	$36.96

Performance Shares

For our performance-based shares, in addition to service conditions, the ultimate number of shares to be earned depends on the achievement of both performance and market conditions. The performance condition is based on our revenue target. The market condition is based on our weighted-average market capitalization target. The fair value of the performance-based shares, incorporating the market condition, is estimated on the grant date using a Monte Carlo simulation model. Performance shares granted during 2019 vest approximately five years from the initial grant date. All performance awards are subject to earlier vesting in full under certain conditions. During the year ended December 31, 2019, we applied a forfeiture assumption of 15 percent per annum in the recognition of the expense related to these performance shares, with the exception of the awards held by our CEO for which we applied a forfeiture rate of zero.

A summary of performance share activity under the Omnibus Plan as of December 31, 2019 and changes during the year then ended is presented below:

		Weighted Avg.
	Performance	Grant Date
	Shares	Fair Value
Total outstanding, December 31, 2018	—	$—
Granted to employees	149,654	$30.01
Total outstanding, December 31, 2019	149,654	$30.01

Restricted Stock Awards

In connection with the acquisition of Streem, we issued 575,370 restricted stock awards to certain employees of Streem that were not part of the Omnibus Plan. These awards are subject to time-vesting, certain performance milestone-vesting restrictions, continued employment and transfer restrictions. At the grant date, 387,463 shares were immediately vested and are subject to transfer restrictions. The fair value of these vested shares has been allocated to the acquisition purchase price. See Note 7 to the accompanying consolidated and combined financial statements for further information on the purchase price allocation. The remaining unvested restricted stock awards, which were allocated to future services, generally vest over a period of three years. At December 31, 2019, 187,907 shares of these restricted stock awards were unvested.

ESPP

On March 21, 2019, our board of directors approved and recommended for approval by our stockholders the ESPP, which was approved by our stockholders on April 29, 2019 and became effective for offering periods commencing July 1, 2019. The ESPP is intended to qualify for favorable tax treatment under Section 423 of the Code. Under the plan, eligible employees of the Company may purchase common stock, subject to IRS limits, during pre-specified offering periods at a discount established by Frontdoor not to exceed 15 percent of the then current fair market value. A maximum of 1,250,000 shares of our common stock are authorized for sale under the plan. During the year ended December 31, 2019, we issued 11,077 shares under the ESPP. There were 1,238,923 shares available for issuance under the ESPP as of December 31, 2019

Stock-based compensation expense

We recognized stock-based compensation expense of $9 million ($7 million, net of tax), $4 million ($3 million, net of tax) and $4 million ($3 million, net of tax) for the years ended December 31, 2019, 2018 and 2017, respectively. These charges are included in Selling and administrative expenses in the accompanying consolidated and combined statements of operations and comprehensive income.

As of December 31, 2019, there was $24 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options, RSUs, performance shares and restricted stock awards. These remaining costs are expected to be recognized over a weighted-average period of 2.67 years.

Note 13. Employee Benefit Plans

We currently maintain a defined contribution plan for the benefit of our employees, the American Home Shield 401k Plan. Prior to the Spin-off, our employees participated in ServiceMaster's Profit Sharing and Retirement Plan (“PSRP”). Following the Spin-off, the rights and obligations of these plans were transferred from ServiceMaster pursuant to the employee matters agreement.

Discretionary contributions made on behalf of our employees, including those made to the ServiceMaster PSRP for periods prior to the Spin-off, were $3 million, $3 million and $2 million for the years ended December 31, 2019, 2018 and 2017, respectively. In addition to these costs, a portion of ServiceMaster's discretionary contributions to the ServiceMaster PSRP for corporate employees were allocated to us through the allocation of corporate expenses. These charges are recorded within Selling and administrative expenses in the accompanying consolidated and combined statements of operations and comprehensive income.

Note 14. Long-Term Debt

Long-term debt is summarized in the following table:

	As of
	December 31,
(In millions)	2019	2018
Term Loan Facility maturing in 2025(1)	$634	$639
Revolving Credit Facility maturing in 2023	—	—
2026 Notes(2)	345	344
Other	1	1
Less current portion	(7)	(7)
Total long-term debt	$973	977

___________________________________

(1)As of December 31, 2019 and 2018, presented net of $7 million and $8 million, respectively, in unamortized debt issuance costs and $1 million and $2 million, respectively, in unamortized original issue discount paid.

(2)As of December 31, 2019 and 2018, presented net of $5 million and $6 million, respectively, in unamortized debt issuance costs.

On August 16, 2018, in connection with the Spin-off, we engaged in a series of financing transactions pursuant to which we incurred long-term debt consisting of the $650 million Term Loan Facility and $350 million of 2026 Notes. The proceeds of the debt were attributed directly to SVM and as such is reflected as a non-cash distribution in these financial statements.

Credit Facilities

On August 16, 2018, we entered into the Credit Agreement, providing for the $650 million Term Loan Facility maturing August 16, 2025 and the $250 million Revolving Credit Facility, which terminates on August 16, 2023. The interest rates applicable to the Term Loan Facility and the Revolving Credit Facility are based on a fluctuating rate of interest measured by reference to either, at our option, (i) an adjusted LIBOR plus a margin of 2.50 percent per annum or (ii) an alternate base rate plus a margin of 1.50 percent per annum.

The obligations under the Credit Agreement are guaranteed by certain subsidiaries (collectively, the “Guarantors”) and are secured by substantially all of the tangible and intangible assets of Frontdoor and the Guarantors, subject to certain customary exceptions.

The Revolving Credit Facility provides for senior secured revolving loans and stand-by and other letters of credit. The Revolving Credit Facility limits outstanding letters of credit to $25 million. As of December 31, 2019, there were no letters of credit outstanding, and there was $250 million of available borrowing capacity under the Revolving Credit Facility.

The Credit Agreement contains customary affirmative and negative covenants, including limitations on the incurrence of indebtedness, liens, ability to engage in certain fundamental transactions, make certain dispositions, make certain restricted payments and engage in transactions with affiliates. The Credit Agreement also contains a financial covenant requiring the maintenance of a Consolidated First Lien Leverage Ratio, as defined in the Credit Agreement, of not greater than 3.50 to 1.00 at the end of each fiscal quarter for which the amount of obligations outstanding under the Revolving Credit Facility (subject to certain exceptions, as set forth in the Credit Agreement) exceeds 30 percent of the aggregate amount of Revolving Commitments, as defined in the Credit Agreement. We believe this covenant is the only significant restrictive covenant in the Credit Agreement. As of December 31, 2019, we were in compliance with the financial covenants under the Credit Agreement that were in effect on such date.

On October 24, 2018, we entered into an interest rate swap agreement effective October 31, 2018 that expires on August 16, 2025. The notional amount of the agreement was $350 million. Under the terms of the agreement, we will pay a fixed rate of interest of 3.0865 percent on the $350 million notional amount, and we will receive a floating rate of interest (based on one-month LIBOR, subject to a floor of zero percent) on the notional amount. Therefore, during the term of the agreement, the effective interest rate on $350 million of the Term Loan Facility is fixed at a rate of 3.0865 percent, plus the incremental borrowing margin of 2.50 percent. See Note 18 to the accompanying consolidated and combined financial statements for additional information.

2026 Notes

On August 16, 2018, Frontdoor issued $350 million of 2026 Notes in a transaction that was exempt from registration under the Securities Act. The 2026 Notes will mature on August 15, 2026 and bear interest at a rate of 6.750 percent per annum. The 2026 Notes are jointly and severally guaranteed on a senior unsecured basis by the Guarantors.

The 2026 Notes are governed by the Indenture. Pursuant to the Indenture, we are able to redeem the 2026 Notes, in whole or in part, at any time and from time to time prior to August 15, 2021 at a redemption price equal to 100 percent of the principal amount thereof plus the applicable “make whole” premium, plus accrued and unpaid interest, if any, to, but not including, the redemption date. Also pursuant to the Indenture, we are able to redeem the 2026 Notes, in whole or in part, at any time and from time to time on and after August 15, 2021 at the redemption prices set forth in the Indenture, plus accrued and unpaid interest, if any, to, but not including, the relevant date of redemption. In addition, we are able to redeem up to 40 percent of the 2026 Notes, at any time and from time to time prior to August 15, 2021, in an amount not to exceed the net cash proceeds of one or more equity offerings, at a redemption price set forth in the Indenture, plus accrued and unpaid interest, if any, to, but not including, the redemption date.

If we experience a Change of Control Triggering Event, as defined in the Indenture, we must offer to purchase all of the 2026 Notes (unless otherwise redeemed) at a price equal to 101 percent of their principal amount, plus accrued and unpaid interest, if any, to, but not including, the purchase date.

The Indenture contains covenants that, among other things, limit the ability of Frontdoor and its restricted subsidiaries, as described in the Indenture, to: issue, assume, guarantee or incur additional indebtedness; pay dividends or make distributions or purchase or otherwise acquire or retire for value capital stock or subordinated obligations; issue certain preferred stock or similar equity securities; make loans and investments; create restrictions on the ability of Frontdoor’s restricted subsidiaries to make payments or distributions to Frontdoor; enter into certain transactions with affiliates; sell or otherwise dispose of assets, including capital stock of subsidiaries; incur liens; and, in the case of Frontdoor, merge, consolidate or convey, transfer or lease all of substantially all of the assets of Frontdoor and its restricted subsidiaries taken as a whole. Most of these covenants will be suspended during any period in which the 2026 Notes have investment grade ratings from both Moody’s Investors Service, Inc. (or its successors) and Standard & Poor’s Ratings Services (or its successors). As of December 31, 2019, we were in compliance with the covenants under the Indenture that were in effect on such date.

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

Scheduled Long-term Debt Payments

As of December 31, 2019, future scheduled long‑term debt payments are $7 million for each of the years ending December 31, 2020, 2021, 2022, 2023 and 2024, respectively.

Note 15. Supplemental Cash Flow Information

Supplemental information relating to the accompanying consolidated and combined statements of cash flows is presented in the following table:

	As of
	December 31,
(In millions)	2019	2018	2017
Cash paid for or (received from):
Interest expense	$59	$13	$—
Income tax payments, net of refunds(1)	52	—	—
Interest and dividend income	(6)	(1)	—

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

Note 16. Cash and Marketable Securities

Cash, money market funds and certificates of deposit with maturities of three months or less when purchased are included in Cash and cash equivalents in the accompanying consolidated statements of financial position. As of December 31, 2019 and 2018, marketable securities primarily consisted of treasury bills with maturities of less than one year and are classified as available-for-sale securities. As of December 31, 2019 and 2018, the amortized cost of our short-term investments was $7 million and $9 million, respectively, and the estimated fair value of these investments was $7 million and $9 million, respectively. There were no unrealized losses which had been in a loss position for more than one year as of December 31, 2019 and 2018.

Gains and losses on sales of investments, as determined on a specific identification basis, are included in investment income in the period they are realized. For the years ended December 31, 2019, 2018 and 2017, there were no gross realized gains or gross realized losses resulting from the sales of available-for-sale securities. The table below summarizes proceeds and maturities of available-for-sale securities.

	Year Ended
	December 31,
(In millions)	2019	2018	2017
Proceeds from sale of securities	$—	$17	$12
Maturities of securities	9	15	36

We periodically review our portfolio of investments to determine whether there has been an other than temporary decline in the value of the investments from factors such as deterioration in the financial condition of the issuer or the market(s) in which the issuer competes. There were no impairment charges due to declines in the value of these investments for the years ended December 31, 2019, 2018, and 2017.

Note 17. Comprehensive Income (Loss)

Comprehensive income (loss), which includes net income (loss), unrealized gain (loss) on derivative instruments and unrealized gain (loss) on marketable securities is disclosed in the accompanying consolidated and combined statements of operations and comprehensive income and consolidated and combined statements of changes in equity.

The following tables summarize the activity in AOCI, net of the related tax effects.

		Accumulated
	Unrealized	Other
	Loss	Comprehensive
(In millions)	on Derivatives	Loss
Balance as of December 31, 2017	$—	$—
Other comprehensive income (loss) before reclassifications:
Pre-tax amount	(12)	(12)
Tax provision (benefit)	(3)	(3)
After-tax amount	(10)	(10)
Amounts reclassified from accumulated other comprehensive income (loss)(1)	—	—
Net current period other comprehensive loss	(9)	(9)
Balance as of December 31, 2018	$(9)	$(9)
Other comprehensive income (loss) before reclassifications:
Pre-tax amount	(18)	(18)
Tax provision (benefit)	(4)	(4)
After-tax amount	(14)	(14)
Amounts reclassified from accumulated other comprehensive income (loss)(1)	2	2
Net current period other comprehensive loss	(12)	(12)
Balance as of December 31, 2019	$(21)	$(21)

___________________________________

(1)Amounts are net of tax. See reclassifications out of AOCI below for further details.

Reclassifications out of AOCI included the following components for the periods indicated.

	Amounts Reclassified from Accumulated
	Other Comprehensive Income (Loss)
	As of December 31,			Consolidated and Combined Statements of
(In millions)	2019	2018	2017	Operations and Comprehensive Income Location
Loss on interest rate swap contract	$(3)	$—	$—	Interest expense
Impact of income taxes	1	—	—	Provision for income taxes
Total reclassifications related to derivatives	$(2)	$—	$—
Gains (losses) on available-for-sale securities	$—	$—	$—	Interest and net investment income
Impact of income taxes	—	—	—	Provision for income taxes
Total reclassifications related to securities	$—	$—	$—
Total reclassifications for the period	$(2)	$—	$—

Note 18. Derivative Financial Instruments

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

We hedge the interest payments on a portion of our variable rate debt through the use of an interest rate swap agreement. Our interest rate swap contract is classified as a cash flow hedge, and, as such, it is recorded on the accompanying consolidated statements of financial position as either an asset or liability at fair value, with the effective portion of changes in the fair value attributable to the hedged risks recorded in AOCI. Any change in the fair value of the hedging instrument resulting from ineffectiveness, as defined by accounting standards, is recognized in current period earnings. Cash flows related to the interest rate swap contract are classified as operating activities in the accompanying consolidated and combined statements of cash flows.

The effective portion of the gain or loss on our interest rate swap contract is recorded in AOCI. These amounts are reclassified into earnings in the same period or periods during which the hedged forecasted debt interest settlement affects earnings. See Note 17 to the accompanying consolidated and combined financial statements for the effective portion of the gain or loss on derivative instruments recorded in AOCI and for the amounts reclassified out of AOCI and into earnings. As the underlying forecasted transactions occur during the next 12 months, the unrealized hedging loss in AOCI expected to be recognized in earnings is $4 million, net of tax, as of December 31, 2019. The amounts that are ultimately reclassified into earnings will be based on actual interest rates at the time the positions are settled and may differ materially from the amount noted above.

Note 19. Fair Value Measurements

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

The period-end carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The period-end carrying amount of short-term marketable securities also approximates fair value and consists of available-for-sale debt securities. Unrealized gains and losses are reported net of tax as a component of AOCI in the accompanying consolidated statements of financial position. Any unrealized losses where the decline in value is other than temporary are reported in Interest and net investment income in the accompanying consolidated and combined statements of operations and comprehensive income. There were no other-than-temporary declines in value for the years ended December 31, 2019 and 2018. The carrying amount of total debt was $980 million and $984 million, and the estimated fair value was $1,031 million and $958 million as of December 31, 2019 and 2018, respectively. The fair value of our debt is estimated based on available market prices for the same or similar instruments that are considered significant other observable inputs (Level 2) within the fair value hierarchy. The fair values presented reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value estimates presented in this report are based on information available to us as of December 31, 2019 and 2018.

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

We did not change our valuation techniques for measuring the fair value of any financial assets and liabilities during the year. Transfers between levels, if any, are recognized at the end of the reporting period. There were no transfers between levels during each of the years ended December 31, 2019 and 2018.

The carrying amount and estimated fair value of our financial instruments that are recorded at fair value on a recurring basis for the periods presented are as follows:

			Estimated Fair Value Measurements
(In millions)	Statement of Financial Position Location	Carrying Value	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2019:
Financial Assets:
Investments in marketable securities	Marketable securities	$7	$7	$—	$—
Total financial assets		$7	$7	$—	$—
Financial Liabilities:
Interest rate swap contract	Other accrued liabilities	$5	$—	$5	$—
	Other long-term obligations	22	—	22	—
Total financial liabilities		$27	$—	$27	$—

As of December 31, 2018:
Financial Assets:
Investments in marketable securities	Marketable securities	$9	$9	$—	$—
Total financial assets		$9	$9	$—	$—
Financial Liabilities:
Interest rate swap contract	Other accrued liabilities	$2	$—	$2	$—
	Other long-term obligations	10	—	10	—
Total financial liabilities		$12	$—	$12	$—

Note 20. Capital Stock

We are authorized to issue 2,000,000,000 shares of common stock. As of December 31, 2019 and 2018, there were 85,309,260 and 84,545,152 shares of common stock issued and outstanding, respectively. We have no other classes of equity securities issued or outstanding.

Note 21. Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period, increased to include the number of shares of common stock that would have been outstanding had potential dilutive shares of common stock been issued. The dilutive effect of stock options, RSUs, performance shares and restricted stock awards are reflected in diluted net income per share by applying the treasury stock method. There were no Frontdoor equity awards outstanding prior to the Spin-off.

Basic and diluted earnings per share are calculated as follows:

	Year Ended
	December 31,
(In millions, except per share data)	2019	2018	2017
Net Income	$153	$125	$160
Weighted-average common shares outstanding(1)	84.7	84.5	84.5
Effect of dilutive securities:
RSUs	0.1	0.1	—
Stock options(2)	0.1	—	—
Weighted-average common shares outstanding - assuming dilution	84.9	84.7	84.5
Basic earnings per share	$1.81	$1.47	$1.90
Diluted earnings per share	$1.80	$1.47	$1.90

___________________________________

(1)For periods prior to the Spin-off, earnings per share was calculated based on the 84,515,619 shares of Frontdoor stock that were outstanding at the date of distribution.

(2)Options to purchase 0.4 million and 0.1 million shares for the years ended December 31, 2019 and 2018, respectively, were not included in the diluted earnings per share calculation because their effect would have been anti-dilutive.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

frontdoor, inc.
Memphis, Tennessee

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of frontdoor, inc. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2019, of the Company and our report dated February 27, 2020, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Memphis, Tennessee

February 27, 2020

Quarterly Operating Results (Unaudited)

Quarterly operating results for the last two years are shown in the table below.

	2019
	First	Second	Third	Fourth
(in millions, except per share data)	Quarter	Quarter	Quarter	Quarter	Year
Operating Revenue	$271	$388	$407	$300	$1,365
Gross Profit	128	205	206	139	678
Income before Income Taxes(1)(2)	18	81	82	23	204
Net Income(1)(2)	13	60	61	19	153
Basic earnings per share:	0.15	0.71	0.72	0.22	1.81
Diluted earnings per share:	0.15	0.71	0.72	0.22	1.80

	2018
	First	Second	Third	Fourth
(in millions, except per share data)	Quarter	Quarter	Quarter	Quarter	Year
Operating Revenue	$247	$355	$377	$279	$1,258
Gross Profit	113	159	176	125	572
Income before Income Taxes(1)(2)	18	60	65	23	166
Net Income(1)(2)	13	45	49	17	125
Basic earnings per share:	0.16	0.53	0.58	0.20	1.47
Diluted earnings per share:	0.16	0.53	0.58	0.20	1.47

___________________________________

(1)The results for 2019 include restructuring charges comprised of severance costs and non-personnel charges, primarily related to the decision to consolidate the operations of Landmark with those of OneGuard, which is expected to be completed in the first quarter of 2020. The results for 2018 include restructuring charges comprised of non-personnel charges, primarily related to the relocation of our corporate headquarters, and an allocation of severance costs related to actions taken to enhance capabilities and reduce costs in ServiceMaster’s corporate functions that provide company-wide administrative services to support operations. The table below summarizes the pre-tax and after-tax restructuring charges, by quarter, for 2019 and 2018.

	2019
	First	Second	Third	Fourth
(in millions)	Quarter	Quarter	Quarter	Quarter	Year
Pre-tax	$—	$—	$—	$1	$1
After-tax	$—	$—	$—	$1	$1

	2018
	First	Second	Third	Fourth
(in millions)	Quarter	Quarter	Quarter	Quarter	Year
Pre-tax	$2	$—	$—	$—	$3
After-tax	$2	$—	$—	$—	$2

(2)The results for 2019 and 2018 include Spin-off charges, which include nonrecurring costs incurred to evaluate, plan and execute the Spin-off and are primarily related to third-party consulting and other incremental costs directly associated with the Spin-off process. The table below summarize the pre-tax and after-tax Spin-off charges, by quarter, for 2019 and 2018.

	2019
	First	Second	Third	Fourth
(in millions)	Quarter	Quarter	Quarter	Quarter	Year
Pre-tax	$1	$—	$—	$—	$1
After-tax	$1	$—	$—	$—	$1

	2018
	First	Second	Third	Fourth
(in millions)	Quarter	Quarter	Quarter	Quarter	Year
Pre-tax	$7	$8	$8	$1	$24
After-tax	$6	$6	$6	$1	$19

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financials reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2019.

Our independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of our internal controls over financial reporting as of December 31, 2019 and has expressed an unqualified opinion in their report which is included herein.

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act, occurred during the fourth quarter of fiscal 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item for the Company will be set forth in Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item for the Company will be set forth in Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item for the Company will be set forth in Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item for the Company will be set forth in Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item for the Company will be set forth in Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a). Financial Statements, Schedules and Exhibits.

1. Financial Statements

Report of Independent Registered Public Accounting Firm contained in Item 8 of this Annual Report on Form 10-K.	51
Consolidated and Combined Statements of Operations and Comprehensive Income for the years ended December 31, 2019, 2018 and 2017 contained in Item 8 of this Annual Report on Form 10-K.	53
Consolidated Statements of Financial Position as of December 31, 2019 and 2018 contained in Item 8 of this Annual Report on Form 10-K.	54
Consolidated and Combined Statements of Changes in Equity for the years ended December 31, 2019, 2018 and 2017 contained in Item 8 of this Annual Report on Form 10-K.	55
Consolidated and Combined Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017 contained in Item 8 of this Annual Report on Form 10-K.	56
Notes to the Consolidated and Combined financial statements contained in Item 8 of this Annual Report on Form 10-K.	57

2. Exhibits	85

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

3. Financial Statements Schedules

The following information is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the financial statements contained in Item 8 of this Annual Report on Form 10-K:

Schedule I—frontdoor, inc. (Parent) Condensed Financial Information	88
Schedule II—Valuation and Qualifying Accounts	92

ITEM 16. FORM 10-K SUMMARY

None.

EXHIBIT INDEX

Exhibit Number	Description
2.1

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

4.3*	Description of Securities
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
10.14#

Form of Restricted Stock Unit Grant Notice under the frontdoor, inc. 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Frontdoor’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).

10.15#

Form of Stock Option Grant Notice under the frontdoor, inc. 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to Frontdoor’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).

10.16#

Form of Performance Share Grant Notice under the frontdoor, inc. 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to Frontdoor’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).

10.17#	frontdoor, inc. 2019 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to Frontdoor’s Current Report on Form 8-K filed on May 2, 2019).
21*	List of Subsidiaries.
23*	Consent of Deloitte & Touche LLP.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a - 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a - 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Extension Presentation Linkbase
104*	Cover page formatted as Inline XBRL and included in Exhibit 101.

__________________________________________________

#    Denotes management compensatory plans, contracts or arrangements.

*    Filed herewith.

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

FRONTDOOR, INC.

Date: February 27, 2020	By:	/s/ Rexford J. Tibbens
		Name:	Rexford J. Tibbens
		Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 27, 2020	By:	/s/ Rexford J. Tibbens
		Name:	Rexford J. Tibbens
		Title:	President, Chief Executive Officer and Director (principal executive officer)

Date: February 27, 2020	By:	/s/ Brian K. Turcotte
		Name:	Brian K. Turcotte
		Title:	Senior Vice President and Chief Financial Officer (principal financial officer)

Date: February 27, 2020	By:	/s/ Chastitie S. Brim
		Name:	Chastitie S. Brim
		Title:	Vice President, Chief Accounting Officer and Controller (principal accounting officer)

Date: February 27, 2020	By:	/s/ William C. Cobb
		Name:	William C. Cobb
		Title:	Director, Chairman of the Board

Date: February 27, 2020	By:	/s/ Anna C. Catalano
		Name:	Anna C. Catalano
		Title:	Director

Date: February 27, 2020	By:	/s/ Peter L. Cella
		Name:	Peter L. Cella
		Title:	Director

Date: February 27, 2020	By:	/s/ Richard P. Fox
		Name:	Richard P. Fox
		Title:	Director

Date: February 27, 2020	By:	/s/ Brian P. McAndrews
		Name:	Brian P. McAndrews
		Title:	Director

Date: February 27, 2020	By:	/s/ Liane J. Pelletier
		Name:	Liane J. Pelletier
		Title:	Director

[Signature Page to the Annual Report on Form 10-K]

SCHEDULE I
frontdoor, inc. (Parent Company Only)

Condensed Statements of Comprehensive Income

(In millions)

	Year Ended
	December 31,
	2019	2018
Revenue	$—	$—
Interest expense	62	22
Interest and net investment income	(1)	—
Loss before Income Taxes	(61)	(22)
Income tax benefit	(4)	(5)
Net Loss from Operations	(58)	(18)
Equity in earnings of subsidiaries (net of tax)	211	34
Net Income	$153	$17
Total Comprehensive Income	$141	$8

frontdoor, inc. (Parent Company Only)

Condensed Balance Sheets

(In millions)

	As of
	December 31,
	2019	2018
Assets:
Current Assets:
Cash and cash equivalents	$132	$55
Other current assets	—	3
Total Current Assets	132	58
Other Assets:
Investments in subsidiaries	785	601
Deferred taxes	6	3
Other assets	5	1
Total Assets	$929	$663
Liabilities and Equity:
Current Liabilities:
Accrued liabilities:
Interest payable	$9	$9
Other	11	2
Current portion of long-term debt	7	7
Total Current Liabilities	27	18
Long-Term Debt	972	977
Due to Subsidiaries	87	2
Other Long-Term Liabilities:
Other long-term obligations	22	10
Total Other Long-Term Liabilities	22	10
Equity	(179)	(344)
Total Liabilities and Equity	$929	$663

frontdoor, inc. (Parent Company Only)

Condensed Statements of Cash Flows

(In millions)

	Year Ended
	December 31,
	2019	2018
Cash and Cash Equivalents at Beginning of Period	$55	$—
Net Cash Provided from Operating Activities	38	159
Cash Flows from Investing Activities
Business acquisitions, net of cash acquired	(35)	—
Other investing activities	(4)	—
Net Cash Used for Investing Activities	(39)	—
Cash Flows from Financing Activities
Payments of debt	(7)	(2)
Net transfers to Parent Company	85	4
Contribution from ServiceMaster	—	81
Dividend paid to ServiceMaster	—	(169)
Discount paid on issuance of debt	—	(2)
Debt issuance costs paid	—	(16)
Net Cash Provided from (Used for) Financing Activities	78	(104)
Cash Increase During the Period	77	55
Cash and Cash Equivalents at End of Period	$132	$55

Notes to Condensed Parent Company Only Financial Statements

Note 1. Basis of Presentation

The condensed financial statements of frontdoor, inc. (“Parent Company”), are required as a result of the restricted net assets of the Parent Company’s consolidated subsidiaries exceeding 25 percent of the Parent Company’s consolidated net assets as of December 31, 2019. All consolidated subsidiaries of the Parent Company are wholly owned. The primary source of income for the Parent Company is equity in its subsidiaries’ earnings.

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

For further information on the Parent Company’s August 2018 financing transactions, see Note 14 to the audited consolidated and combined financial statements of frontdoor, inc. included in Item 8 of this Annual Report on Form 10-K.

Note 3. Acquisitions

On December 4, 2019, the Parent Company acquired Streem for a total purchase price of $55 million, which consisted of $36 million in cash and $19 million in fair value of Frontdoor restricted stock awards. For further information on the Parent Company’s acquisition of Streem, see Note 7 to the audited consolidated and combined financial statements of frontdoor, inc. included in Item 8 of this Annual Report on Form 10-K.

SCHEDULE II
frontdoor, inc.

Valuation and Qualifying Accounts

(In millions)

		Additions
	Balance at	Charged to		Balance at
	Beginning of	Costs and		End of
	Period	Expenses	Deductions(1)	Period
As of and for the year ending December 31, 2019
Allowance for doubtful accounts
Accounts receivable	$2	$16	$15	$2
Income tax valuation allowance	1	1	—	2
As of and for the year ending December 31, 2018
Allowance for doubtful accounts
Accounts receivable	$1	$12	$12	$2
Income tax valuation allowance	—	1	—	1
As of and for the year ending December 31, 2017
Allowance for doubtful accounts
Accounts receivable	$2	$11	$11	$1
Income tax valuation allowance	—	—	—	—

___________________________________

(1)Deductions in the allowance for doubtful accounts for accounts receivable reflect write-offs of uncollectible accounts. Deductions for the income tax valuation allowance in 2019, 2018 and 2017 are primarily attributable to the reduction of net operating loss carryforwards and other deferred tax assets related to the uncertainty of future taxable income in certain jurisdictions.