Form 10-Q
period 2020-03-31
frontdoor, inc.
filed 2020-05-07
CIK 1727263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________________________________________

FORM 10-Q

________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

Yes  ☐  No  ☒

The number of shares of the registrant’s common stock outstanding as of May 1, 2020: 85,382,950 shares of common stock, par value $0.01 per share.

frontdoor, inc.

Quarterly Report on Form 10-Q

GLOSSARY OF TERMS AND SELECTED ABBREVIATIONS

In order to aid the reader, we have included certain terms and abbreviations used throughout this Quarterly Report on Form 10-Q below:

Term/Abbreviation	Definition
2019 Form 10-K	frontdoor, inc. Annual Report on Form 10-K for the year ended December 31, 2019
2026 Notes	6.750% senior notes in the aggregate principal amount of $350 million
AOCI	Accumulated other comprehensive income or loss
ASC	FASB Accounting Standards Codification
ASC 326	ASC Topic 326, Financial Instruments–Credit Losses
ASC 740	ASC Topic 740, Income Taxes
ASU	FASB Accounting Standards Update
ASU 2016-13	ASU 2016-13, Financial Instruments–Credit Losses (Topic 326)
ASU 2018-15	ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract
ASU 2020-04	ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting
Credit Agreement	The agreements governing the Term Loan Facility and the Revolving Credit Facility
Credit Facilities	The Term Loan Facility together with the Revolving Credit Facility
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	U.S. Financial Accounting Standards Board
HVAC	Heating, ventilation and air conditioning
Indenture	The indenture and supplemental indenture between Frontdoor and Wilmington Trust, National Association as trustee, that governs the 2026 Notes
IRS	Internal Revenue Service
LIBOR	London Inter-bank Offered Rate
Omnibus Plan	frontdoor, inc. 2018 Omnibus Incentive Plan
ServiceMaster	ServiceMaster Global Holdings, Inc.
Revolving Credit Facility	$250 million revolving credit facility
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Spin-off

Separation of the businesses operated under the American Home Shield, HSA, OneGuard and Landmark brand names by ServiceMaster into a stand-alone publicly traded company, which was completed on October 1, 2018

Term Loan Facility	$650 million senior secured term loan facility
U.S.	United States of America
U.S. GAAP	Accounting principles generally accepted in the U.S.

The following terms in this Quarterly Report on Form 10-Q are our trademarks: frontdoor™, American Home Shield®, HSATM, OneGuard®, Landmark Home Warranty®, CanduTM, Streem® and the frontdoor logo.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(In millions, except per share data)

	Three Months Ended
	March 31,
	2020	2019
Revenue	$294	$271
Cost of services rendered	147	143
Gross Profit	147	128
Selling and administrative expenses	105	89
Depreciation and amortization expense	8	6
Restructuring charges	3	—
Spin-off charges	—	1
Interest expense	15	16
Interest and net investment income	(2)	(1)
Income before Income Taxes	17	18
Provision for income taxes	4	5
Net Income	$13	$13
Other Comprehensive Loss, Net of Income Taxes:
Net unrealized loss on derivative instruments	(15)	(5)
Total Comprehensive (Loss) Income	$(2)	$8
Earnings per Share:
Basic	$0.15	$0.15
Diluted	$0.15	$0.15
Weighted-average Common Shares Outstanding:
Basic	85.1	84.6
Diluted	85.4	84.7

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Financial Position (Unaudited)

(In millions, except share data)

	As of
	March 31,	December 31,
	2020	2019
Assets:
Current Assets:
Cash and cash equivalents	$482	$428
Marketable securities	2	7
Receivables, less allowance of $2 in each period	8	11
Prepaid expenses and other assets	18	16
Total Current Assets	510	461
Other Assets:
Property and equipment, net	55	51
Goodwill	501	501
Intangible assets, net	188	191
Operating lease right-of-use assets	14	17
Deferred customer acquisition costs	18	18
Other assets	6	11
Total Assets	$1,291	$1,250
Liabilities and Shareholders' Equity:
Current Liabilities:
Accounts payable	$55	$48
Accrued liabilities:
Payroll and related expenses	12	17
Home service plan claims	55	66
Interest payable	3	9
Other	38	29
Deferred revenue	227	188
Current portion of long-term debt	7	7
Total Current Liabilities	398	364
Long-Term Debt	972	973
Other Long-Term Liabilities:
Deferred taxes	41	45
Operating lease liabilities	18	20
Other long-term obligations	41	27
Total Other Long-Term Liabilities	100	92
Commitments and Contingencies (Note 9)
Shareholders' Equity:
Common stock, $0.01 par value; 2,000,000,000 shares authorized; 85,381,109 shares issued and outstanding at March 31, 2020 and 85,309,260 shares issued and outstanding at December 31, 2019	1	1
Additional paid-in capital	31	29
Accumulated deficit	(174)	(188)
Accumulated other comprehensive loss	(36)	(21)
Total Deficit	(178)	(179)
Total Liabilities and Shareholders' Equity	$1,291	$1,250

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statement of Changes in (Deficit) Equity (Unaudited)

(In millions)

	Three Months Ended
	March 31,
	2020	2019
Common Stock
Balance at beginning of period	$1	$1
Balance at end of period	1	1
Additional Paid-in Capital
Balance at beginning of period	29	1
Taxes paid related to net share settlement of equity awards	(1)	—
Stock-based employee compensation	3	2
Balance at end of period	31	3
Accumulated Deficit
Balance at beginning of period	(188)	(336)
Net income	13	13
Balance at end of period	(174)	(323)
Accumulated Other Comprehensive Loss
Balance at beginning of period	(21)	(9)
Other comprehensive loss, net of tax	(15)	(5)
Balance at end of period	(36)	(14)
Total Deficit	$(178)	$(334)

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Three Months Ended
	March 31,
	2020	2019
Cash and Cash Equivalents at Beginning of Period	$428	$296
Cash Flows from Operating Activities:
Net Income	13	13
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization expense	8	6
Stock-based compensation expense	3	2
Restructuring charges	3	—
Payments for restructuring charges	(3)	—
Spin-off charges	—	1
Payments for spin-off charges	—	(1)
Other	—	1
Change in working capital, net of acquisitions:
Receivables	3	4
Prepaid expenses and other current assets	2	1
Accounts payable	7	8
Deferred revenue	40	34
Accrued liabilities	(15)	(10)
Accrued interest payable	(6)	(6)
Current income taxes	4	(1)
Net Cash Provided from Operating Activities	60	52
Cash Flows from Investing Activities:
Purchases of property and equipment	(8)	(4)
Purchases of available-for-sale securities	(2)	—
Sales and maturities of available-for-sale securities	7	3
Other investing activities	—	(3)
Net Cash Used for Investing Activities	(3)	(5)
Cash Flows from Financing Activities:
Payments of debt and finance lease obligations	(2)	(2)
Other financing activities	(1)	—
Net Cash Used for Financing Activities	(3)	(2)
Cash Increase During the Period	54	45
Cash and Cash Equivalents at End of Period	$482	$341

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

frontdoor, inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

We are the largest provider of home service plans in the U.S., as measured by revenue, and operate under the American Home Shield, HSA, OneGuard and Landmark brands. Our customizable home service plans help customers protect and maintain their homes, typically their most valuable asset, from costly and unplanned breakdowns of essential home systems and appliances. Our home service plans cover the repair or replacement of major components of up to 21 household systems and appliances, including electrical, plumbing, central HVAC systems, water heaters, refrigerators, dishwashers and ranges/ovens/cooktops. In 2019, we launched our new on-demand home services business under the brand name Candu, and we acquired Streem, a technology startup that uses augmented reality, computer vision and machine learning to help home service professionals more quickly and accurately diagnose breakdowns and complete repairs and to help real estate professionals consult with and provide virtual tours to potential buyers and agents. We serve customers across all 50 states and the District of Columbia.

We recommend that the accompanying condensed consolidated financial statements be read in conjunction with the audited consolidated and combined financial statements and the notes thereto included in our 2019 Form 10-K. The accompanying condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for any interim period are not indicative of the results that might be achieved for a full year.

Impact of COVID-19

On March 11, 2020, the World Health Organization (“WHO”) characterized the recent novel coronavirus disease (“COVID-19”) as a pandemic, and on March 13, 2020, the U.S. declared a national emergency concerning the outbreak. The broader implications of COVID-19 on our results of operations and overall financial performance remain uncertain. In response to the pandemic, we took several steps to protect the well-being of our employees, customers and contractors, and we continue to respond to the real-time needs of our business. The COVID-19 situation remains very fluid, and we continue to adjust our response in real time.

f Note 2. Significant Accounting Policies

Our significant accounting policies are described in Note 2 to the audited consolidated and combined financial statements included in our 2019 Form 10-K. There have been no material changes to the significant accounting policies for the three months ended March 31, 2020.

Adoption of New Accounting Standards

In June 2016, the FASB issued ASU 2016-13, which was amended in parts by subsequent accounting standards updates (collectively ASC 326). This standard requires earlier recognition of credit losses while also providing additional transparency about credit risk. Further, the new credit loss model utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. We adopted ASC 326 prospectively, effective January 1, 2020. The adoption of this standard did not have a material impact on our consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-15, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. We adopted this standard prospectively, effective January 1, 2020. The adoption of this standard did not have a material impact on our consolidated financial statements and related disclosures.

Accounting Standards Issued Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The amendments are effective for all entities as of March 12, 2020 through December 31, 2022, when the reference rate replacement activity is expected to be completed. We are currently evaluating its impact on our consolidated financial statements and related disclosures.

Note 3. Revenue

We enter into annual service plan agreements with our customers. We have one performance obligation, which is to provide for the repair or replacement of essential home systems and appliances, as applicable per the contract. We recognize revenue at the agreed upon contractual amount over time using the input method in proportion to the costs expected to be incurred in performing services under the contracts. Those costs bear a direct relationship to the fulfillment of our obligations under the contracts and are representative of the relative value provided to the customer. As the costs to fulfill the obligations of the home service plans are incurred on an other-than-straight-line basis, we utilize historical evidence to estimate the expected claims expense and related timing of such costs. This adjustment to the straight-line revenue creates a contract asset or contract liability, as described under the heading “Contract balances” below. We regularly review our estimates of claims costs and adjust our estimates when appropriate. We derive substantially all of our revenue from customers in the U.S.

We disaggregate revenue from contracts with customers into major customer acquisition channels. We determined that disaggregating revenue into these categories achieves the disclosure objective to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Revenue by major customer acquisition channel is as follows:

___

	Three Months Ended
	March 31,
(In millions)	2020	2019
Renewals	$200	$182
Real estate(1)	56	54
Direct-to-consumer(1)	35	33
Other	3	1
Total	$294	$271

_____________________________

(1)First-year revenue only.

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

Direct-to-consumer

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

Costs to obtain a contract with a customer

We capitalize the incremental costs of obtaining a contract with a customer, primarily sales commissions, and recognize the expense, using the input method in proportion to the costs expected to be incurred in performing services under the contract, over the expected customer relationship period. Deferred customer acquisition costs were $18 million as of March 31, 2020 and December 31, 2019. Amortization of these deferred acquisition costs was $4 million for each of the three months ended March 31, 2020 and 2019. There were no impairment losses in relation to these capitalized costs.

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

Deferred revenue represents a contract liability and is recognized when cash payments are received in advance of the performance of services, including when the amounts are refundable. Amounts are recognized as revenue in proportion to the costs expected to be incurred in performing services under our contracts. Deferred revenue was $227 million and $188 million as of March 31, 2020 and December 31, 2019, respectively, and as of March 31, 2020, includes a net contract liability of $44 million related to the recognition of monthly pay-customer revenue on an other-than-straight-line basis to match the timing of cost recognition.

Changes in deferred revenue for the three months ended March 31, 2020 were as follows:

(In millions)	Deferred Revenue
Balance as of December 31, 2019	$188
Deferral of revenue	127
Recognition of deferred revenue	(87)
Balance as of March 31, 2020	$227

There was approximately $72 million of revenue recognized in the three months ended March 31, 2020 that was included in the deferred revenue balance as of December 31, 2019.

Note 4. Goodwill and Intangible Assets

Goodwill and indefinite-lived intangible assets are not amortized and are subject to assessment for impairment by applying a fair-value-based test on an annual basis or more frequently if circumstances indicate a potential impairment. An assessment for impairment is performed on October 1 of every year. The balance of goodwill was $501 million as of March 31, 2020 and December 31, 2019. There were no goodwill or trade name impairment charges recorded in the three months ended March 31, 2020 and 2019. There were no accumulated impairment losses recorded as of March 31, 2020 and December 31, 2019.

The table below summarizes the other intangible asset balances:

	As of March 31, 2020			As of December 31, 2019
(In millions)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trade names(1)	$141	$—	$141	$141	$—	$141
Customer relationships	173	(169)	5	173	(168)	5
Developed technology	34	(2)	31	34	(1)	33
Other	37	(26)	11	37	(25)	12
Total	$385	$(197)	$188	$385	$(193)	$191

___________________________________

(1)Not subject to amortization.

Amortization expense was $3 million and $2 million for the three months ended March 31, 2020 and 2019, respectively. The following table outlines expected amortization expense for existing intangible assets for the remainder of 2020 and the next five years:

(In millions)
2020 (remainder)	$8
2021	10
2022	7
2023	6
2024	5
2025	5
Total	$42

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

The weighted average remaining lease term and weighted average discount rate related to operating leases is as follows:

	As of
	March 31,	December 31,
	2020	2019
Weighted-average remaining lease term (years)	11	10
Weighted-average discount rate	6.2%	6.1%

We recognized operating lease expense of $1 million for each of the three months ended March 31, 2020 and 2019, respectively. These expenses are included in Selling and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive income.

For the three months ended March 31, 2020, and 2019, cash paid for amounts included in the measurement of lease liabilities were $3 million and $1 million, respectively, and are reflected in the accompanying condensed consolidated statements of cash flows. For the three months ended March 31, 2020, amounts include $2 million of lease termination costs related to the decision to consolidate the operations of Landmark Home Warranty, LLC (“Landmark”) with those of OneGuard Home Warranties (“OneGuard”). See Note 8 to the accompanying condensed consolidated financial statements for further information.

Supplemental balance sheet information related to operating leases is as follows:

	As of
	March 31,	December 31,
(In millions)	2020	2019
Operating lease right-of-use assets	$20	$23
Less lease incentives	(6)	(6)
Operating lease right-of-use assets, net	$14	$17

Other accrued liabilities	$2	$3
Operating lease liabilities	18	20
Total operating lease liabilities	$20	$23

The following table presents maturities of our operating lease liabilities as of March 31, 2020.

(In millions)
2020 (remainder)	$3
2021	3
2022	3
2023	3
2024	2
2025	1
Thereafter	12
Total lease payments	28
Less imputed interest	(8)
Total	$20

Note 6. Income Taxes

As required by ASC 740, we compute interim period income taxes by applying an anticipated annual effective tax rate to our year-to-date income or loss from operations before income taxes, except for significant unusual or infrequently occurring items. Our estimated tax rate is adjusted each quarter in accordance with ASC 740. The effective tax rate on income was 25.0 percent and 26.9 percent for the three months ended March 31, 2020 and 2019, respectively. The decrease in the effective tax rate is due to a decrease in non-deductible transaction costs.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in response to the COVID-19 pandemic. We do not expect the provisions of the legislation to have a significant impact on our effective tax rate or our income tax payable and deferred income tax positions.

We are subject to taxation in the U.S., various states and foreign jurisdictions. Pursuant to the terms of the tax matters agreement entered into with ServiceMaster in connection with the Spin-off, we are not subject to federal examination by the IRS or examination by state taxing authorities where a unitary or combined state income tax return is filed for the years prior to 2018. We are not subject to state and local income tax examinations by tax authorities in jurisdictions where separate income tax returns are filed for the years prior to 2015. Substantially all of our income before income taxes for the three months ended March 31, 2020 and 2019 was generated in the U.S.

Our policy is to recognize potential interest and penalties related to our tax positions within the tax provision. Total interest and penalties included in the accompanying condensed consolidated statements of operations and comprehensive income are immaterial.

Note 7. Acquisitions

Business combinations have been accounted for using the acquisition method, and, accordingly, the results of operations of the acquired businesses have been included in the accompanying condensed consolidated financial statements since their dates of acquisition. The assets and liabilities of these businesses were recorded in the financial statements at their estimated fair values as of the acquisition dates.

As discussed in our 2019 Form 10-K, we completed the acquisition of Streem in the fourth quarter of 2019. During the three months ended March 31, 2020, there were no changes to the purchase price allocation disclosed in our 2019 Form 10-K. As of March 31, 2020, the purchase price allocation for this acquisition has not been finalized. In particular, we are still evaluating the fair value of certain intangible assets. As we finalize the fair value of assets acquired and liabilities assumed, additional purchase price adjustments may be recorded during the measurement period in 2020. No acquisitions occurred during the three months ended March 31, 2020.

Note 8. Restructuring Charges

We incurred restructuring charges of $3 million ($2 million, net of tax) and less than $1 million (less than $1 million, net of tax) for the three months ended March 31, 2020 and 2019, respectively.

For the three months ended March 31, 2020, restructuring charges comprised $2 million of lease termination costs and $1 million of severance and other costs related to the decision to consolidate the operations of Landmark with those of OneGuard, which was completed during the first quarter of 2020. For the three months ended March 31, 2019, restructuring charges comprised severance costs.

The pre-tax charges discussed above are reported in “Restructuring charges” in the accompanying condensed consolidated statements of operations and comprehensive income.

As of December 31, 2019, there was less than $1 million of restructuring charges accrued, which were paid or otherwise settled during the three months ended March 31, 2020. As of March 31, 2020, there was no remaining balance in accrued restructuring charges in the accompanying condensed consolidated statements of financial position.

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

Due to the nature of our business activities, we are at times subject to pending and threatened legal and regulatory actions that arise out of the ordinary course of business. In the opinion of management, based in part upon advice of legal counsel, the disposition of any such matters is not expected, individually or in the aggregate, to have a material adverse effect on our business, financial position, results of operations or cash flows. However, the results of legal actions cannot be predicted with certainty. Therefore, it is possible that our business, financial position, results of operations or cash flows could be materially adversely affected in any particular period by the unfavorable resolution of one or more legal actions.

Note 10. Stock-Based Compensation

We recognized stock-based compensation expense of $3 million ($3 million, net of tax) and $2 million ($1 million, net of tax) for the three months ended March 31, 2020 and 2019, respectively. These charges are included in Selling and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive income.

As of March 31, 2020, there was $46 million of total unrecognized compensation costs, net of estimated forfeitures, related to unvested stock options, restricted stock units (“RSUs”), performance shares and restricted stock awards. These remaining costs are expected to be recognized over a weighted-average period of 2.95 years.

Note 11. Long-Term Debt

Long-term debt is summarized in the following table:

	As of
	March 31,	December 31,
(In millions)	2020	2019
Term Loan Facility maturing in 2025(1)	$633	$634
Revolving Credit Facility maturing in 2023	—	—
2026 Notes(2)	345	345
Other	1	1
Less current portion	(7)	(7)
Total long-term debt	$972	$973

___________________________________

(1)As of March 31, 2020 and December 31, 2019, presented net of $6 million and $7 million, respectively, in unamortized debt issuance costs and $1 million in unamortized original issue discount paid.

(2)As of March 31, 2020 and December 31, 2019, presented net of $5 million in unamortized debt issuance costs.

Note 12. Supplemental Cash Flow Information

Supplemental information relating to the accompanying condensed consolidated statements of cash flows is presented in the following table:

	Three Months Ended
	March 31,
(In millions)	2020	2019
Cash paid for (received from):
Interest expense	$20	$21
Income tax payments, net of refunds	—	6
Interest income	(2)	(1)

Note 13. Cash and Marketable Securities

Cash, money market funds and certificates of deposit with maturities of three months or less when purchased are included in Cash and cash equivalents in the accompanying condensed consolidated statements of financial position. As of March 31, 2020 and December 31, 2019, marketable securities primarily consisted of treasury bills with maturities of less than one year and are classified as available-for-sale securities. As of March 31, 2020 and December 31, 2019, the amortized cost of our short-term investments was $2 million and $7 million, respectively, and the estimated fair value of these investments was $2 million and $7 million, respectively. There were no unrealized losses which had been in a loss position for more than one year as of March 31, 2020 and December 31, 2019.

Gains and losses on sales of investments, as determined on a specific identification basis, are included in investment income in the period they are realized. For the three months ended March 31, 2020 and 2019, there were no gross realized gains, gross realized losses or proceeds resulting from sales of available-for-sale securities. Maturities of available-for-sale securities were $7 million and $3 million for the three months ended March 31, 2020 and 2019, respectively.

We periodically review our portfolio of investments to determine whether there has been an other-than-temporary decline in the value of the investments from factors such as deterioration in the financial condition of the issuer or the market(s) in which the issuer competes. There were no impairment charges due to declines in the value of these investments for the three months ended March 31, 2020 and 2019.

Note 14. Comprehensive Income (Loss)

Comprehensive income (loss), which includes net income (loss), unrealized gain (loss) on derivative instruments and unrealized gain (loss) on marketable securities, is disclosed in the accompanying condensed consolidated statements of operations and comprehensive income and condensed consolidated statements of changes in equity.

The following tables summarize the activity in AOCI, net of the related tax effects.

	Unrealized
	Loss
(In millions)	on Derivatives	Total
Balance as of December 31, 2019	$(21)	$(21)
Other comprehensive income (loss) before reclassifications:
Pre-tax amount	(21)	(21)
Tax provision (benefit)	(5)	(5)
After-tax amount	(16)	(16)
Amounts reclassified from accumulated other comprehensive income (loss)(1)	1	1
Net current period other comprehensive income (loss)	(15)	(15)
Balance as of March 31, 2020	$(36)	$(36)

Balance as of December 31, 2018	$(9)	$(9)
Other comprehensive income (loss) before reclassifications:
Pre-tax amount	(7)	(6)
Tax provision (benefit)	(1)	(1)
After-tax amount	(5)	(5)
Amounts reclassified from accumulated other comprehensive income (loss)(1)	—	—
Net current period other comprehensive income (loss)	(5)	(5)
Balance as of March 31, 2019	$(14)	$(14)

___________________________________

(1)Amounts are net of tax. See reclassifications out of AOCI below for further details.

Reclassifications out of AOCI included the following components for the periods indicated.

	Amounts Reclassified from Accumulated
	Other Comprehensive Income (Loss)
	As of March 31,		Consolidated Statements of
(In millions)	2020	2019	Operations and Comprehensive Income Location
Loss on interest rate swap contract	$(1)	$(1)	Interest expense
Impact of income taxes	—	—	Provision for income taxes
Total reclassifications related to derivatives	$(1)	$—
Total reclassifications for the period	$(1)	$—

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

We hedge the interest payments on a portion of our variable rate debt through the use of an interest rate swap agreement. Our interest rate swap contract is classified as a cash flow hedge, and, as such, it is recorded on the accompanying condensed consolidated statements of financial position as either an asset or liability at fair value, with the effective portion of changes in the fair value attributable to the hedged risks recorded in AOCI. Any change in the fair value of the hedging instrument resulting from ineffectiveness, as defined by accounting standards, is recognized in current period earnings. Cash flows related to the interest rate swap contract are classified as operating activities in the accompanying condensed consolidated statements of cash flows.

The effective portion of the gain or loss on our interest rate swap contract is recorded in AOCI. These amounts are reclassified into earnings in the same period or periods during which the hedged forecasted debt interest settlement affects earnings. See Note 14 to the accompanying condensed consolidated financial statements for the effective portion of the gain or loss on derivative instruments recorded in AOCI and for the amounts reclassified out of AOCI and into earnings. As the underlying forecasted transactions occur during the next 12 months, the unrealized hedging loss in AOCI expected to be recognized in earnings is $7 million, net of tax, as of March 31, 2020. The amounts that are ultimately reclassified into earnings will be based on actual interest rates at the time the positions are settled and may differ materially from the amount noted above.

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

The period-end carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The period-end carrying amount of short-term marketable securities also approximates fair value and consists of available-for-sale debt securities. Unrealized gains and losses are reported net of tax as a component of AOCI in the accompanying condensed consolidated statements of financial position. Any unrealized losses where the decline in value is other than temporary are reported in Interest and net investment income in the accompanying condensed consolidated statements of operations and comprehensive income. There were no other-than-temporary declines in value for the three months ended March 31, 2020 and 2019. The carrying amount of total debt was $979 million and $980 million, and the estimated fair value was $944 million and $1,031 million as of March 31, 2020 and December 31, 2019, respectively. The fair value of our debt is estimated based on available market prices for the same or similar instruments that are considered significant other observable inputs (Level 2) within the fair value hierarchy. The fair values presented reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value estimates presented in this report are based on information available to us as of March 31, 2020 and December 31, 2019.

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

We did not change our valuation techniques for measuring the fair value of any financial assets and liabilities during the year. Transfers between levels, if any, are recognized at the end of the reporting period. There were no transfers between levels during the three months ended March 31, 2020 and 2019.

The carrying amount and estimated fair value of our financial instruments that are recorded at fair value on a recurring basis for the periods presented are as follows:

			Estimated Fair Value Measurements
(In millions)	Statement of Financial Position Location	Carrying Value	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2020:
Financial Assets:
Investments in marketable securities	Marketable securities	$2	$2	$—	$—
Total financial assets		$2	$2	$—	$—
Financial Liabilities:
Interest rate swap contract	Other accrued liabilities	$10	$—	$10	$—
	Other long-term obligations	37	—	37	—
Total financial liabilities		$46	$—	$46	$—

As of December 31, 2019:
Financial Assets:
Investments in marketable securities	Marketable securities	$7	$7	$—	$—
Total financial assets		$7	$7	$—	$—
Financial Liabilities:
Interest rate swap contract	Other accrued liabilities	$5	$—	$5	$—
	Other long-term obligations	22	—	22	—
Total financial liabilities		$27	$—	$27	$—

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

Basic and diluted earnings per share are calculated as follows:

	Three Months Ended
	March 31,
(In millions, except per share data)	2020	2019
Net Income	$13	$13
Weighted-average common shares outstanding	85.1	84.6
Effect of dilutive securities:
RSUs	0.1	0.1
Stock options(1)	0.1	—
Weighted-average common shares outstanding - assuming dilution	85.4	84.7
Basic earnings per share	$0.15	$0.15
Diluted earnings per share	$0.15	$0.15

___________________________________

(1)Options to purchase 0.3 million shares and 0.2 million shares for the three months ended March 31, 2020 and 2019, respectively, were not included in the diluted earnings per share calculation because their effect would have been anti-dilutive.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, regarding business strategies, market potential, future financial performance, the impact of COVID-19 on our business and other matters. The words “believe,” “expect,” “estimate,” “could,” “should,” “intend,” “may,” “plan,” “seek,” “anticipate,” “project,” “will,” “shall,” “would,” “aim,” and similar expressions, among others, generally identify “forward-looking statements,” which speak only as of the date the statements were made. The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those projected, anticipated or implied in the forward-looking statements. Where, in any forward-looking statement, an expectation or belief as to future results or events is expressed, such expectation or belief is based on the current plans and expectations of our management and expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. Whether any such forward-looking statements are in fact achieved will depend on future events, some of which are beyond our control. Factors, risks, trends and uncertainties that could cause actual results or events to differ materially from those anticipated include the matters described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” included in this report, in addition to the following other factors, risks, trends and uncertainties:

•risks related to the COVID-19 pandemic;

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

•special risks applicable to operations outside the U.S. by us or our business process outsource providers;

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

•our ability to generate the significant amount of cash needed to fund our operations and service our debt obligations; and

•other factors described in this report and from time to time in documents that we file with the SEC.

You should read this Quarterly Report on Form 10-Q completely and with the understanding that actual future results may be materially different from expectations. All forward-looking statements made in this report are qualified by these cautionary statements. These forward-looking statements are made only as of the date of this report, and we do not undertake any obligation, other than as may be required by law, to update or revise any forward-looking or cautionary statements to reflect changes in assumptions, the occurrence of events, unanticipated or otherwise, and changes in future operating results over time or otherwise. For a discussion of other important factors that could cause our results to differ materially from those expressed in, or implied by, the forward-looking statements included in this report, you should refer to the risks and uncertainties detailed from time to time in our periodic reports filed with the SEC, as well as the disclosure included in Item 1A. Risk Factors in our 2019 Form 10-K.

Available Information

Our website address is www.frontdoorhome.com. We use our website as a channel of distribution for company information. We will make available free of charge on the Investor section of our website our 2019 Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act. We also make available through our website other reports filed with or furnished to the SEC under the Exchange Act, including our proxy statements and reports filed by officers and directors under Section 16(a) of the Exchange Act, as well as our Code of Conduct and Financial Code of Ethics. Financial and other material information regarding Frontdoor is routinely posted on our website and is readily accessible. We do not intend for information contained in our website to be part of this report.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q, the audited consolidated and combined financial statements and related notes thereto included in our 2019 Form 10-K and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2019 Form 10-K. The cautionary statements discussed in “Cautionary Statement Concerning Forward-Looking Statements” and elsewhere in this report should be read as applying to all forward-looking statements wherever they appear in this report. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those factors discussed below and elsewhere in this report, particularly in “Cautionary Statement Concerning Forward-Looking Statements” and “Risk Factors” included in Part II, Item 1A of this report.

Overview

Frontdoor is the largest provider of home service plans in the U.S., as measured by revenue, and operates under the American Home Shield, HSA, OneGuard and Landmark brands. Our home service plans help our customers maintain their homes and protect against costly and unexpected breakdowns of essential home systems and appliances. Our home service plan customers subscribe to an annual service plan agreement that covers the repair or replacement of major components of up to 21 home systems and appliances, including electrical, plumbing, central HVAC systems, water heaters, refrigerators, dishwashers and ranges/ovens/cooktops. In 2019, we launched Candu, our on-demand home services brand, and acquired Streem, a technology startup that uses augmented reality, computer vision and machine learning to help home service professionals more quickly and accurately diagnose breakdowns and complete repairs and to help real estate professionals consult with and provide virtual tours to potential buyers and agents. We serve over two million customers annually across all 50 states and the District of Columbia.

For the three months ended March 31, 2020 and 2019, we generated revenue, net income and Adjusted EBITDA of $294 million, $13 million and $47 million, respectively, and $271 million, $13 million and $43 million, respectively.

For the three months ended March 31, 2020, our total operating revenue included 68 percent of revenue derived from existing customer renewals, while 19 percent and 12 percent were derived from new unit sales made in conjunction with existing home resale transactions and direct-to-consumer sales, respectively, and one percent was derived from other revenue streams.

For the three months ended March 31, 2019, our total operating revenue included 67 percent of revenue derived from existing customer renewals, while 20 percent and 12 percent were derived from new unit sales made in conjunction with existing home resale transactions and direct-to-consumer sales, respectively, and one percent was derived from other revenue streams.

Key Factors and Trends Affecting Our Results of Operations

Impact of COVID-19

On March 11, 2020, the WHO characterized COVID-19 as a pandemic, and on March 13, 2020, the U.S. declared a national emergency concerning the outbreak. The broader implications of COVID-19 on our results of operations and overall financial performance remain uncertain. In response to the pandemic, we took several steps to protect the well-being of our employees, customers and contractors, and we continue to respond to the real-time needs of our business. Specifically, we have:

Established a Cross-Functional Business Continuity Team. This core team actively monitors national and local developments and emerging issues, deploys coordinated and strategic real-time responses to address the needs of employees, customers and contractors, and ensures ongoing operational efficiency during this time.

Changed How Employees Work. We have fully transitioned all of our contact center agents to work remotely from their homes, ensuring uninterrupted customer service. All other employees, including those at our Memphis corporate headquarters, Denver technology center, India technology center and the Streem office in Portland, are also working remotely.

Increased Customer Communications. Our contractor network has been designated by the U.S. Department of Homeland Security as “Essential Critical Infrastructure Workers” during the COVID-19 response and has consistently been deemed “essential” by state and local governments. As of today, we do not foresee significant disruption to our ability to provide services to our customers. Nevertheless, we are managing customer responses on a case-by-case basis, and actions may vary by location. To address virus-related concerns and ensure that we are handling the most critical service requests first, we have established a special COVID-19 response team, increased customer communication and implemented safety screening protocols during the service initiation and delivery process.

Accelerated the Deployment of Streem’s Augmented Reality Technology. In order to protect the health and safety of the public, including our customers, contractors and real estate partners, we have accelerated the deployment of Streem’s augmented reality remote video technology. Using this innovative solution, we are enabling contractors to engage remotely with customers to reduce the number of required in-person visits and speed the repair process. For real estate professionals, an agent can connect remotely with a home seller, lead a virtual tour and guide the owner to areas that need closer inspection, all while allowing the creation of high definition digital assets that future buyers can view remotely without ever entering the home.

Increased Contractor Education and Communication. Because the contractor network provides essential services, it is generally operating normally despite varying state and local conditions. We are leveraging the Centers for Disease Control and Prevention (“CDC”) recommendations to increase customer and technician screening for COVID-19 and remain in ongoing communication with contractors to enable them to operate within CDC guidelines and help ensure the health and safety of their technicians, as well as our customers. To further these efforts, we introduced our Streem technology platform to our contractors at no cost during this time, enabling social distancing for customers and contractors through remote diagnostics and reduced in-person interactions to resolve customers’ issues. While our supply chain has not experienced significant disruptions to date, we are closely monitoring the transportation and distribution of parts and replacement units.

The COVID-19 situation remains very fluid, and we continue to adjust our response in real time. While we did not experience a material impact on our financial condition and results of operations during the first quarter, it remains difficult to predict how COVID-19 will impact our business through the remainder of the year. We anticipate that the U.S. real estate market and our first-year real estate sales channel will be adversely impacted by the virus.

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

Effect of Weather Conditions

The demand for our services, and our results of operations, are affected by weather conditions. Extreme temperatures can lead to an increase in service requests related to home systems, particularly central HVAC systems, resulting in higher claim frequency and costs and lower profitability. Weather conditions that have a potentially favorable impact to our business include mild winters or summers, which can lead to lower home systems claim frequency. For example, seasonally mild temperatures were a factor throughout 2019, leading to a decrease in contract claims costs.

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

Acquisition Activity

We have a track record of acquiring other businesses and successfully integrating them into our operations, including the acquisition of Streem in 2019. We anticipate that the highly fragmented nature of the home service plan industry will continue to create strategic opportunities for further consolidation, and, with our scale, we believe we will be the acquirer of choice in the industry. In particular, we intend to focus strategically on underserved regions where we can enhance and expand service capabilities. Historically, we have used acquisitions to cost-effectively grow our customer base in high-growth geographies, as well as enhance our technology capabilities, and we intend to continue to do so. We may also explore opportunities to make strategic acquisitions that will expand our service offering in the broader home services segment.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2019 Form 10-K. There have been no material changes to our critical accounting policies for the three months ended March 31, 2020, certain of which are described below.

Goodwill and Intangible Assets

In accordance with applicable accounting standards, goodwill and indefinite-lived intangible assets are not amortized and are subject to assessment for impairment by applying a fair-value-based test on an annual basis, or more frequently, if circumstances indicate a potential impairment. As of March 31, 2020, we do not believe there are any circumstances, including those related to COVID-19, that would indicate a potential impairment of our goodwill or indefinite-lived intangible assets. We will continue to monitor the macroeconomic impacts on our business in our ongoing evaluation of potential impairments.

Non-GAAP Financial Measures

To supplement our results presented in accordance with U.S. GAAP, we have disclosed non-GAAP financial measures of operating results that exclude or adjust certain items. We present within this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section the non-GAAP financial measure of Adjusted EBITDA. See “Results of Operations — Adjusted EBITDA” for a reconciliation of net income to Adjusted EBITDA, as well as “Key Business Metrics — Adjusted EBITDA” for further discussion of Adjusted EBITDA. Management uses Adjusted EBITDA to facilitate operating performance comparisons from period to period. We believe this non-GAAP financial measure provides investors, analysts and other interested parties useful information to evaluate our business performance as it facilitates company-to-company operating performance comparisons. While we believe this non-GAAP financial measure is useful in evaluating our business, it should be considered as supplemental in nature and is not meant to be considered in isolation or as a substitute for the related financial information prepared in accordance with U.S. GAAP. In addition, this non-GAAP financial measure may not be the same as similarly entitled measures reported by other companies, limiting its usefulness as a comparative measure.

Key Business Metrics

We focus on a variety of indicators and key operating and financial metrics to monitor the financial condition and performance of the continuing operations of our business. These metrics include:

•revenue,

•operating expenses,

•net income,

•earnings per share,

•Adjusted EBITDA,

•Adjusted EBITDA margin,

•net cash provided from operating activities,

•Free Cash Flow,

•growth in number of home service plans, and

•customer retention rate.

Revenue. Home service plan contracts are typically one year in duration. We recognize revenue at the agreed upon contractual amount over time using the input method in proportion to the costs expected to be incurred in performing services under the contracts. Our revenue is primarily a function of the volume and pricing of the services provided to our customers, as well as the mix of services provided. Our revenue volume is impacted by new unit sales, customer retention and acquisitions. We derive substantially all of our revenue from customers in the U.S.

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

Adjusted EBITDA and Adjusted EBITDA margin. We evaluate performance and allocate resources based primarily on Adjusted EBITDA, which is a financial measure not calculated in accordance with U.S. GAAP. We define Adjusted EBITDA as net income before: provision for income taxes; interest expense; depreciation and amortization expense; non-cash stock-based compensation expense; restructuring charges; Spin-off charges; secondary offering costs; and other non-operating expenses. We define “Adjusted EBITDA margin” as Adjusted EBITDA divided by revenue. We believe Adjusted EBITDA and Adjusted EBITDA margin are useful for investors, analysts and other interested parties as they facilitate company-to-company operating performance comparisons by excluding potential differences caused by variations in capital structures, taxation, the age and book depreciation of facilities and equipment, restructuring initiatives, Spin-off charges and equity-based, long-term incentive plans.

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

Results of Operations

	Three Months Ended		Increase
	March 31,		(Decrease)	% of Revenue
(In millions)	2020	2019	2020 vs. 2019	2020	2019
Revenue	$294	$271	8%	100%	100%
Cost of services rendered	147	143	3	50	53
Gross Profit	147	128	15	50	47
Selling and administrative expenses	105	89	18	36	33
Depreciation and amortization expense	8	6	33	3	2
Restructuring charges	3	—	*	1	—
Spin-off charges	—	1	*	—	—
Interest expense	15	16	(3)	5	6
Interest and net investment income	(2)	(1)	27	(1)	—
Income before Income Taxes	17	18	(2)	6	7
Provision for income taxes	4	5	(8)	1	2
Net Income	$13	$13	1%	4%	5%

________________________________

*     not meaningful

Revenue

We reported revenue of $294 million and $271 million for the three months ended March 31, 2020 and 2019, respectively. Revenue by major customer acquisition channel is as follows:

	Three Months Ended
	March 31,
(In millions)	2020	2019	Increase (Decrease)
Renewals	$200	$182	$18	10%
Real estate(1)	56	54	1	2
Direct-to-consumer(1)	35	33	2	7
Other	3	1	1	*
Total revenue	$294	$271	$23	8%

________________________________

* not meaningful

(1)First-year revenue only.

Revenue increased eight percent for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, driven by higher renewal revenue due to improved price realization and growth in the number of renewed home service plans, partly as a result of customer retention improvement initiatives. The increase in real estate revenue reflects improved price realization, offset, in part, by a decline in the number of first-year real estate home service plans. The increase in direct-to-consumer revenue reflects growth in the number of first-year direct-to-consumer home service plans, mostly driven by increased investments in marketing, and improved price realization.

Growth in number of home service plans and customer retention rate are presented below.

	As of
	March 31,
	2020	2019
Growth in number of home service plans	3%	5%
Customer retention rate	75%	75%

Cost of Services Rendered

We reported cost of services rendered of $147 million and $143 million for the three months ended March 31, 2020 and 2019, respectively. The following table provides a summary of changes in cost of services rendered:

(In millions)
Three Months Ended March 31, 2019	$143
Impact of change in revenue	5
Contract claims costs	—
Three Months Ended March 31, 2020	$147

Excluding the impact of the change in revenue, contract claims costs were relatively flat, primarily due to lower incidence, which was partly driven by a favorable weather impact of approximately $4 million, offset by an increase in the underlying cost of repairs, which was due to normal inflation, offset, in part, by process improvements and cost reduction initiatives.

Selling and Administrative Expenses

We reported selling and administrative expenses of $105 million and $89 million for the three months ended March 31, 2020 and 2019, respectively, which comprised sales, marketing and customer service costs of $75 million and $64 million, respectively, and general and administrative expenses of $30 million and $25 million, respectively. The following table provides a summary of changes in selling and administrative expenses:

(In millions)
Three Months Ended March 31, 2019	$89
Sales and marketing costs	7
Customer service costs	4
Stock-based compensation expense	2
Secondary offering costs	(1)
General and administrative costs	5
Three Months Ended March 31, 2020	$105

The increase in sales and marketing costs was primarily driven by higher targeted marketing spend to drive sales growth in the direct-to-consumer channel. The increase in customer service costs was primarily driven by investments to enhance customer service. General and administrative costs increased compared to prior year primarily due to higher personnel costs.

Depreciation Expense

Depreciation expense was $5 million and $4 million for the three months ended March 31, 2020 and 2019, respectively.

Amortization Expense

Amortization expense was $3 million and $2 million for the three months ended March 31, 2020 and 2019, respectively.

Restructuring Charges

Restructuring charges were $3 million and less than $1 million for the three months ended March 31, 2020 and 2019, respectively.

For the three months ended March 31, 2020, restructuring charges comprised $2 million of lease termination costs and $1 million of severance and other non-personnel costs related to the decision to consolidate the operations of Landmark with those of OneGuard, which was completed during the first quarter of 2020. For the three months ended March 31, 2019, restructuring charges comprised severance costs.

Interest Expense

Interest expense was $15 million and $16 million for the three months ended March 31, 2020 and 2019, respectively.

Interest and Net Investment Income

Interest and net investment income was $2 million and $1 million for the three months ended March 31, 2020 and 2019, respectively, and primarily comprised interest on our investment portfolio.

Provision for Income Taxes

The effective tax rate on income was 25.0 percent and 26.9 percent for the three months ended March 31, 2020 and 2019, respectively. The decrease in the effective tax rate is due to a decrease in non-deductible transaction costs.

Net Income

Net income was $13 million for each of the three months ended March 31, 2020 and 2019.

Adjusted EBITDA

Adjusted EBITDA was $47 million and $43 million for the three months ended March 31, 2020 and 2019, respectively. The following table provides a summary of changes in our Adjusted EBITDA.

(In millions)
Three Months Ended March 31, 2019	$43
Impact of change in revenue	18
Contract claims costs	—
Sales and marketing costs	(7)
Customer service costs	(4)
General and administrative costs	(5)
Three Months Ended March 31, 2020	$47

Excluding the impact of the change in revenue, contract claims costs were relatively flat, primarily due to lower incidence, which was partly driven by a favorable weather impact of approximately $4 million, offset by an increase in the underlying cost of repairs, which was due to normal inflation, offset, in part, by process improvements and cost reduction initiatives.

The increase in sales and marketing costs was primarily driven by higher targeted marketing spend to drive sales growth in the direct-to-consumer channel. The increase in customer service costs was primarily driven by investments to enhance customer service. General and administrative costs increased compared to prior year primarily due to higher personnel costs.

A reconciliation of Net Income to Adjusted EBITDA is presented below.

	Three Months Ended
	March 31,
(In millions)	2020	2019
Net Income	$13	$13
Depreciation and amortization expense	8	6
Restructuring charges	3	—
Spin-off charges	—	1
Provision for income taxes	4	5
Non-cash stock-based compensation expense	3	2
Interest expense	15	16
Secondary offering costs	—	1
Adjusted EBITDA	$47	$43

Liquidity and Capital Resources

Liquidity

A substantial portion of our liquidity needs are due to debt service requirements on our indebtedness. The Credit Agreement, as well as the Indenture, contain covenants that limit or restrict our ability, including the ability of certain of our subsidiaries, to incur additional indebtedness, repurchase debt, incur liens, sell assets, make certain payments (including dividends) and enter into transactions with affiliates. As of March 31, 2020, we were in compliance with the covenants under the agreements that were in effect on such date.

Cash and short-term marketable securities totaled $484 million and $434 million as of March 31, 2020 and December 31, 2019, respectively. Cash and short-term marketable securities include balances associated with regulatory requirements in our business. See “—Limitations on Distributions and Dividends by Subsidiaries.” As of March 31, 2020 and December 31, 2019, the total net assets subject to these third-party restrictions was $169 million and $168 million, respectively. As of March 31, 2020, there were no letters of credit outstanding and there was $250 million of available borrowing capacity under the Revolving Credit Facility. Available liquidity was $565 million at March 31, 2020, consisting of $315 million of cash not subject to third-party restrictions and $250 million of available borrowing capacity under the Revolving Credit Facility.

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

We may, from time to time, repurchase or otherwise retire or extend our debt and/or take other steps to reduce our debt or otherwise improve our financial position, gross leverage, results of operations or cash flows. These actions may include open market debt repurchases, negotiated repurchases, other retirements of outstanding debt and/or opportunistic refinancing of debt. The amount of debt that may be repurchased or otherwise retired or refinanced, if any, and the price of such repurchases, retirements or refinancings will depend on market conditions, trading levels of our debt, our cash position, compliance with debt covenants and other considerations.

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

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows included in Part I, Item 1 of this report, are summarized in the following table.

	Three Months Ended
	March 31,
(In millions)	2020	2019
Net cash provided from (used for):
Operating activities	$60	$52
Investing activities	(3)	(5)
Financing activities	(3)	(2)
Cash increase during the period	$54	$45

Operating Activities

Net cash provided from operating activities was $60 million for the three months ended March 31, 2020, compared to $52 million for the three months ended March 31, 2019.

Net cash provided from operating activities in 2020 comprised $25 million in earnings adjusted for non-cash charges and a $35 million decrease in cash required for working capital. The decrease in cash required for working capital was driven by growth in our underlying business.

Net cash provided from operating activities in 2019 comprised $22 million in earnings adjusted for non-cash charges and a $29 million decrease in cash required for working capital. The decrease in cash required for working capital was driven by growth in our underlying business.

Investing Activities

Net cash used for investing activities was $3 million and $5 million for the three months ended March 31, 2020 and 2019, respectively.

Capital expenditures increased to $8 million for the three months ended March 31, 2020, compared to $4 million for the three months ended March 31, 2019, and included recurring capital needs and technology projects. We expect capital expenditures for the full year 2020 relating to recurring capital needs and the continuation of investments in information systems and productivity enhancing technology to be approximately $30 million to $40 million. We have no additional material capital commitments at this time.

Cash flows provided from purchases, sales and maturities of securities, net, for the three months ended March 31, 2020 and 2019 were $5 million and $3 million, respectively, and were driven by the maturities of marketable securities. There were no sales of marketable securities in the three months ended March 31, 2020 and 2019.

Cash flows used for other investing activities for the three months ended March 31, 2019 were $3 million and represent ongoing strategic investments in our business.

Financing Activities

Net cash used for financing activities was $3 million for the three months ended March 31, 2020, compared to $2 million for the three months ended March 31, 2019, and primarily consisted of payments on debt and finance lease obligations.

Contractual Obligations

Our 2019 Form 10-K includes disclosures of our contractual obligations and commitments as of December 31, 2019. We continue to make the contractually required payments, and, therefore, the 2020 obligations and commitments described in our 2019 Form 10-K have been reduced by the required payments.

Financial Position

The following discussion describes changes in our financial position from December 31, 2019 to March 31, 2020.

Cash and cash equivalents increased from prior year levels, primarily due to cash provided from operating activities.

Deferred revenue increased from prior year levels, primarily due to the recognition of a contract liability of $44 million related to the recognition of monthly-pay customer revenue on an other-than-straight-line basis to match the timing of cost recognition.

Other long-term liabilities increased from prior year levels, primarily due to the change in the valuation of our interest rate swap. See Note 16 to the condensed consolidated financial statements included in Part I, Item 1 of this report for more information.

Off-Balance Sheet Arrangements

As of March 31, 2020, we did not have any significant off-balance sheet arrangements.

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

We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt and by utilizing an interest rate swap. There have been no material changes to the market risk associated with debt obligations and other significant instruments from the risks described in Part II, Item 7A in our 2019 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The design of any disclosure controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this report, were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

No changes in our internal control over financial reporting, as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act, occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As a result of the COVID-19 pandemic, our workforce began working remotely in March 2020. These changes to the working environment did not have a material effect on our internal controls over financial reporting during the most recent quarter.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Due to the nature of our business activities, we are at times subject to pending and threatened legal and regulatory actions that arise out of the ordinary course of business. In the opinion of management, based in part upon advice of legal counsel, the disposition of any such matters is not expected, individually or in the aggregate, to have a material adverse effect on our business, financial position, results of operations or cash flows. However, the results of legal actions cannot be predicted with certainty. Therefore, it is possible that our business, financial position, results of operations or cash flows could be materially adversely affected in any particular period by the unfavorable resolution of one or more legal actions.

ITEM 1A. RISK FACTORS

For information regarding factors that could affect our business, financial condition or results of operations, see the risk factors discussed in Part I, Item 1A. “Risk Factors” in our 2019 Form 10-K.

In light of developments relating to the COVID-19 pandemic occurring subsequent to the filing of our 2019 Form 10-K, we are supplementing the risk factors discussed in our 2019 Form 10-K with the following risk factor, which should be read in conjunction with the risk factors contained in our 2019 Form 10-K.

The scale and scope of the COVID-19 outbreak and resulting pandemic is unknown and is expected to adversely impact our business at least for the near term. The overall impact on our business, financial position, results of operations and cash flows could be material.

On March 11, 2020, the WHO characterized COVID-19 as a pandemic, and on March 13, 2020, the U.S. declared a national emergency concerning the outbreak. The COVID-19 pandemic has adversely affected global economies, financial markets and the overall environment for our business, and the extent to which it may impact our future results of operations and overall financial performance remains uncertain.

The scale and scope of the COVID-19 pandemic may heighten the potential adverse effects on our business, financial position, results of operations and cash flows, including the impact of:

•the downturn in the U.S. real estate market and the decline in existing home sales on our real estate customer acquisition channel for our home service plans;

•U.S. state and local government precautions to mitigate the spread of COVID-19, including shelter-in-place orders or similar measures, which could limit our ability to provide services if our services cease to be deemed “essential services” exempt from shelter-in-place orders or similar measures, or could potentially create an influx of service requests once shelter-in-place orders or similar measures are lifted;

•any decline in consumer demand for our home service plans, whether due to weakening general economic conditions (especially as such conditions may affect existing home sales, unemployment, collectability of consumer debt, and consumer confidence or spending levels), the failure of our marketing efforts, concern about usage of our services during the pandemic or other reasons, which may negatively affect our customer acquisition or renewal channels;

•our dependence on contractors and third-party vendors, including business process outsourcers and third-party component suppliers, each of which could experience disruptions in productivity due to shelter-in-place orders or their own ability to secure workers and supplies, and which could affect our ability to provide timely and effective service to our customers or lead to increases in appliance, parts and system prices, and other operating costs;

•cybersecurity breaches, disruptions or failures in our technology systems or Internet systems in the U.S., failure to protect the security of personal information about our customers, and any loss of productivity, which risks may be heightened because we have transitioned our employees to work from their homes; and

•special risks applicable to operations outside the U.S. by us or our business process outsource providers, as different jurisdictions may apply differing regulations or precautions to address COVID-19, may experience differing impacts on COVID-19 on their populations, and have differing access to Internet and technology capabilities to enable employees or contractors to work from home, among other differences.

In addition, the COVID-19 pandemic may adversely impact our business, financial position, results of operations and cash flows in other areas described in the risk factors contained in our 2019 Form 10-K, including:

•our ability to successfully implement our business strategies;

•our ability to attract, retain and maintain positive relations with third-party contractors and vendors;

•adverse credit and financial markets impeding access and leading to increased financing costs;

•our ability to attract and retain key personnel;

•compliance with, or violation of, laws and regulations, including consumer protection laws, increasing our legal and regulatory expenses;

•increases in tariffs or changes to import/export regulations;

•requirement to recognize and record impairment charges;

•failure of our marketing efforts to be successful or cost-effective;

•special risks applicable to operations outside the U.S. by us or our business process outsource providers;

•the effects of our substantial indebtedness and the limitations contained in the agreements governing such indebtedness;

•our ability to generate the significant amount of cash needed to fund our operations and service our debt obligations; and

•other factors described in our 2019 Form 10-K and from time to time in documents that we file with the SEC.

The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, the extent and effectiveness of containment actions and the impact of these and other factors on our employees, customers, suppliers and business partners. Such impact on our business, financial position, results of operations and cash flows could be material.

ITEM 6. EXHIBITS

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

Date: May 7, 2020

frontdoor, inc.
(Registrant)

By:	/s/ Brian K. Turcotte
Brian K. Turcotte
Senior Vice President and Chief Financial Officer (Principal Financial Officer)