Form 10-Q
period 2020-06-30
frontdoor, inc.
filed 2020-08-06
CIK 1727263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________________________________________

FORM 10-Q

________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

901-701-5000

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

Yes  ☐  No  ☒

The number of shares of the registrant’s common stock outstanding as of July 31, 2020: 85,428,112 shares of common stock, par value $0.01 per share.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(In millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue	$417	$388	$711	$658
Cost of services rendered	200	183	347	326
Gross Profit	218	205	364	333
Selling and administrative expenses	125	104	229	193
Depreciation and amortization expense	10	6	18	12
Restructuring charges	1	—	4	—
Spin-off charges	—	—	—	1
Interest expense	14	16	29	31
Interest and net investment loss (income)	3	(2)	1	(3)
Income before Income Taxes	65	81	83	98
Provision for income taxes	17	20	21	25
Net Income	$49	$60	$62	$73
Other Comprehensive Loss, Net of Income Taxes:
Net unrealized loss on derivative instruments	(1)	(7)	(16)	(12)
Total Comprehensive Income	$48	$53	$45	$61
Earnings per Share:
Basic	$0.57	$0.71	$0.73	$0.87
Diluted	$0.57	$0.71	$0.72	$0.87
Weighted-average Common Shares Outstanding:
Basic	85.2	84.6	85.2	84.6
Diluted	85.5	84.8	85.4	84.7

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Financial Position (Unaudited)

(In millions, except share data)

	As of
	June 30,	December 31,
	2020	2019
Assets:
Current Assets:
Cash and cash equivalents	$545	$428
Marketable securities	2	7
Receivables, less allowance of $2 in each period	9	11
Prepaid expenses and other assets	20	16
Total Current Assets	577	461
Other Assets:
Property and equipment, net	59	51
Goodwill	502	501
Intangible assets, net	187	191
Operating lease right-of-use assets	14	17
Deferred customer acquisition costs	18	18
Other assets	4	11
Total Assets	$1,361	$1,250
Liabilities and Shareholders' Equity:
Current Liabilities:
Accounts payable	$74	$48
Accrued liabilities:
Payroll and related expenses	17	17
Home service plan claims	95	66
Interest payable	9	9
Other	41	29
Deferred revenue	173	188
Current portion of long-term debt	7	7
Total Current Liabilities	416	364
Long-Term Debt	971	973
Other Long-Term Liabilities:
Deferred taxes	41	45
Operating lease liabilities	17	20
Other long-term obligations	41	27
Total Other Long-Term Liabilities	99	92
Commitments and Contingencies (Note 9)
Shareholders' Equity:
Common stock, $0.01 par value; 2,000,000,000 shares authorized; 85,425,009 shares issued and outstanding at June 30, 2020 and 85,309,260 shares issued and outstanding at December 31, 2019	1	1
Additional paid-in capital	37	29
Accumulated deficit	(126)	(188)
Accumulated other comprehensive loss	(37)	(21)
Total Deficit	(125)	(179)
Total Liabilities and Shareholders' Equity	$1,361	$1,250

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statement of Changes in (Deficit) Equity (Unaudited)

(In millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Common Stock
Balance at beginning of period	$1	$1	$1	$1
Balance at end of period	1	1	1	1
Additional Paid-in Capital
Balance at beginning of period	31	3	29	1
Issuance of common stock	1	—	1	—
Taxes paid related to net share settlement of equity awards	—	—	(1)	—
Stock-based employee compensation	5	3	8	4
Balance at end of period	37	6	37	6
Accumulated Deficit
Balance at beginning of period	(174)	(323)	(188)	(336)
Net income	49	60	62	73
Balance at end of period	(126)	(263)	(126)	(263)
Accumulated Other Comprehensive Loss
Balance at beginning of period	(36)	(14)	(21)	(9)
Other comprehensive loss, net of tax	(1)	(7)	(16)	(12)
Balance at end of period	(37)	(21)	(37)	(21)
Total Deficit	$(125)	$(278)	$(125)	$(278)

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Six Months Ended
	June 30,
	2020	2019
Cash and Cash Equivalents at Beginning of Period	$428	$296
Cash Flows from Operating Activities:
Net Income	62	73
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization expense	18	12
Deferred income tax provision	1	1
Stock-based compensation expense	8	4
Restructuring charges	4	—
Payments for restructuring charges	(3)	—
Spin-off charges	—	1
Payments for spin-off charges	—	(1)
Other	4	2
Change in working capital, net of acquisitions:
Receivables	2	3
Prepaid expenses and other current assets	(1)	1
Accounts payable	26	17
Deferred revenue	(15)	(1)
Accrued liabilities	30	16
Current income taxes	4	11
Net Cash Provided from Operating Activities	140	140
Cash Flows from Investing Activities:
Purchases of property and equipment	(18)	(10)
Business acquisitions, net of cash received	(5)	(3)
Purchases of available-for-sale securities	(2)	—
Sales and maturities of available-for-sale securities	7	4
Other investing activities	—	(3)
Net Cash Used for Investing Activities	(19)	(12)
Cash Flows from Financing Activities:
Payments of debt and finance lease obligations	(3)	(4)
Other financing activities	(1)	—
Net Cash Used for Financing Activities	(4)	(4)
Cash Increase During the Period	118	124
Cash and Cash Equivalents at End of Period	$545	$420

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

Impact of COVID-19

On March 11, 2020, the World Health Organization (“WHO”) characterized the recent novel coronavirus disease (“COVID-19”) as a pandemic, and on March 13, 2020, the U.S. declared a national emergency concerning the outbreak. The broader implications of COVID-19 on our results of operations and overall financial performance remain uncertain. In response to the pandemic, we have taken a number of steps to protect the well-being of our employees, customers and contractors, and we continue to respond to the real-time needs of our business. The COVID-19 situation remains very fluid, and we continue to adjust our response in real time.

While we did not experience a material impact on our results of operations and overall financial performance during the first quarter, during the second quarter of 2020, our results of operations and financial performance were adversely impacted by COVID-19 as follows:

•We experienced a decline in first-year real estate sales attributable, in part, to the adverse impact COVID-19 had on U.S. existing home sales. Due to the annual nature of our service plan agreements, the impact of this decline will carry forward into future periods.

•We experienced an increase in appliance and plumbing claims primarily due to the increased usage of home systems and appliances driven by state and local shelter at home orders and recommendations.

•We increased our marketing spend in the first-year direct-to-consumer channel to help mitigate the decline in first-year real estate sales.

•We incurred incremental wages at our contact centers due to increased demand driven by temporary closures at our offshore business process outsourcers.

•We incurred incremental direct costs in response to COVID-19, which were temporary in nature and primarily related to incremental health and childcare benefits for our employees and hoteling costs related to our offshore business process outsourcers.

f Note 2. Significant Accounting Policies

Our significant accounting policies are described in Note 2 to the audited consolidated and combined financial statements included in our 2019 Form 10-K. There have been no material changes to the significant accounting policies for the six months ended June 30, 2020.

Adoption of New Accounting Standards

In June 2016, the FASB issued ASU 2016-13, which was amended in parts by subsequent accounting standards updates (collectively ASC 326). This standard requires earlier recognition of credit losses while also providing additional transparency about credit risk. Further, the new credit loss model utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. We adopted ASC 326 using the modified retrospective approach, effective January 1, 2020. The adoption of this standard did not have a material impact on our consolidated financial statements and related disclosures.

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

We disaggregate revenue from contracts with customers into major customer acquisition channels. We determined that disaggregating revenue into these categories depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Revenue by major customer acquisition channel is as follows:

___

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2020	2019	2020	2019
Renewals	$289	$263	$489	$444
Real estate(1)	74	75	130	129
Direct-to-consumer(1)	51	48	87	81
Other	3	2	6	4
Total	$417	$388	$711	$658

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

Costs to obtain a contract with a customer

We capitalize the incremental costs of obtaining a contract with a customer, primarily sales commissions, and recognize the expense, using the input method in proportion to the costs expected to be incurred in performing services under the contract, over the expected customer relationship period. Deferred customer acquisition costs were $18 million as of June 30, 2020 and December 31, 2019. Amortization of these deferred acquisition costs was $6 million for each of the three months ended June 30, 2020 and 2019 and $10 million for each of the six months ended June 30, 2020 and 2019. There were no impairment losses in relation to these capitalized costs.

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

Deferred revenue represents a contract liability and is recognized when cash payments are received in advance of the performance of services, including when the amounts are refundable. Amounts are recognized as revenue in proportion to the costs expected to be incurred in performing services under our contracts. Deferred revenue was $173 million and $188 million as of June 30, 2020 and December 31, 2019, respectively, and, as of June 30, 2020, includes a net contract liability of $3 million related to the recognition of monthly pay-customer revenue on an other-than-straight-line basis to match the timing of cost recognition.

Changes in deferred revenue for the six months ended June 30, 2020 were as follows:

(In millions)	Deferred revenue
Balance as of December 31, 2019	$188
Deferral of revenue	195
Recognition of deferred revenue	(210)
Balance as of June 30, 2020	$173

There was approximately $73 million and $145 million of revenue recognized in the three and six months ended June 30, 2020, respectively, that was included in the deferred revenue balance as of December 31, 2019.

Note 4. Goodwill and Intangible Assets

Goodwill and indefinite-lived intangible assets are not amortized and are subject to assessment for impairment by applying a fair-value-based test on an annual basis or more frequently if circumstances indicate a potential impairment. An assessment for impairment is performed on October 1 of every year. The balance of goodwill was $502 million and $501 million as of June 30, 2020 and December 31, 2019, respectively. There were no goodwill or trade name impairment charges recorded in the six months ended June 30, 2020 and 2019. There were no accumulated impairment losses recorded as of June 30, 2020 and December 31, 2019. During the second quarter of 2020, we completed a business acquisition for $5 million, which was primarily allocated to developed technology and other intangible assets.

The table below summarizes the other intangible asset balances:

	As of June 30, 2020			As of December 31, 2019
(In millions)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trade names(1)	$141	$—	$141	$141	$—	$141
Customer relationships	173	(169)	3	173	(168)	5
Developed technology	38	(5)	33	34	(1)	33
Other	37	(26)	10	37	(25)	12
Total	$388	$(201)	$187	$385	$(193)	$191

___________________________________

(1)Not subject to amortization.

Amortization expense was $4 million and $1 million for the three months ended June 30, 2020 and 2019, respectively, and $7 million and $3 million for the six months ended June 30, 2020 and 2019, respectively. The following table outlines expected amortization expense for existing intangible assets for the remainder of 2020 and the next five years:

(In millions)
2020 (remainder)	$7
2021	13
2022	10
2023	9
2024	7
2025	—
Total	$46

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

The weighted-average remaining lease term and weighted-average discount rate related to operating leases is as follows:

	As of
	June 30,	December 31,
	2020	2019
Weighted-average remaining lease term (years)	10	10
Weighted-average discount rate	6.2%	6.1%

We recognized operating lease expense of $1 million for each of the three months ended June 30, 2020 and 2019 and $1 million and $2 million for the six months ended June 30, 2020 and 2019, respectively. These expenses are included in Selling and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive income.

For the six months ended June 30, 2020, and 2019, cash paid for amounts included in the measurement of lease liabilities were $3 million and $2 million, respectively, and are reflected in the accompanying condensed consolidated statements of cash flows. For the six months ended June 30, 2020, amounts include $2 million of lease termination costs related to the decision to consolidate the operations of Landmark Home Warranty, LLC (“Landmark”) with those of OneGuard Home Warranties (“OneGuard”). See Note 8 to the accompanying condensed consolidated financial statements for further information.

Supplemental balance sheet information related to operating leases is as follows:

	As of
	June 30,	December 31,
(In millions)	2020	2019
Operating lease right-of-use assets	$19	$23
Less lease incentives	(6)	(6)
Operating lease right-of-use assets, net	$14	$17

Other accrued liabilities	$2	$3
Operating lease liabilities	17	20
Total operating lease liabilities	$19	$23

The following table presents maturities of our operating lease liabilities as of June 30, 2020.

(In millions)
2020 (remainder)	$2
2021	3
2022	3
2023	3
2024	2
2025	1
Thereafter	12
Total lease payments	27
Less imputed interest	(7)
Total	$19

As of June 30, 2020, we have entered into additional leases as a lessee for real estate that have not yet commenced. These leases will result in operating lease right-of-use assets and corresponding lease liabilities of approximately $8 million. These leases are expected to commence during the second half of 2020 and first half of 2021, with lease terms between three years and seven years.

Note 6. Income Taxes

As required by ASC 740, we compute interim period income taxes by applying an anticipated annual effective tax rate to our year-to-date income or loss from operations before income taxes, except for significant unusual or infrequently occurring items. Our estimated tax rate is adjusted each quarter in accordance with ASC 740. The effective tax rate on income was 25.5 percent and 25.1 percent for the three months ended June 30, 2020 and 2019, respectively, and 25.4 percent for each of the six months ended June 30, 2020 and 2019.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in response to the COVID-19 pandemic. We do not expect the provisions of the legislation to have a significant impact on our effective tax rate or our income tax payable and deferred income tax positions.

We are subject to taxation in the U.S., various states and foreign jurisdictions. Pursuant to the terms of the tax matters agreement entered into with ServiceMaster in connection with the Spin-off, we are not subject to federal examination by the IRS or examination by state taxing authorities where a unitary or combined state income tax return is filed for the years prior to 2018. We are not subject to state and local income tax examinations by tax authorities in jurisdictions where separate income tax returns are filed for the years prior to 2015. Substantially all of our income before income taxes for the six months ended June 30, 2020 and 2019 was generated in the U.S.

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

As discussed in our 2019 Form 10-K, we completed the acquisition of Streem in the fourth quarter of 2019. During the six months ended June 30, 2020, we updated our preliminary allocation and reclassified $1 million from other intangibles, primarily customer relationships, to goodwill. As of June 30, 2020, the purchase price allocation for this acquisition has not been finalized.

During the second quarter of 2020, we acquired a business for a cash purchase price of $5 million to expand the Candu on-demand offering via their technology platform. The purchase price was primarily allocated to developed technology and other intangible assets. As of June 30, 2020, the purchase price allocation for this acquisition has not been finalized.

Regarding the two acquisitions discussed above, we are still evaluating the fair value of certain intangible assets. As we finalize the fair value of assets acquired and liabilities assumed for each acquisition, additional purchase price adjustments may be recorded during the measurement period in 2020.

Note 8. Restructuring Charges

We incurred restructuring charges of $1 million ($1 million, net of tax) and less than $1 million (less than $1 million, net of tax) for the three months ended June 30, 2020 and 2019, respectively, and $4 million ($3 million, net of tax) and less than $1 million (less than $1 million, net of tax) for the six months ended June 30, 2020 and 2019, respectively.

For the three months ended June 30, 2020, restructuring charges primarily comprised accelerated depreciation of certain technology systems driven by efforts to enhance our technological capabilities. For the three months ended June 30, 2019, restructuring charges comprised severance costs.

For the six months ended June 30, 2020, restructuring charges comprised $2 million of lease termination costs and $1 million of severance and other costs related to the decision to consolidate the operations of Landmark with those of OneGuard, which was completed during the first quarter of 2020, as well as $1 million of accelerated depreciation of certain technology systems. For the six months ended June 30, 2019, restructuring charges comprised severance costs.

The pre-tax charges discussed above are reported in “Restructuring charges” in the accompanying condensed consolidated statements of operations and comprehensive income.

As of December 31, 2019, there was less than $1 million of restructuring charges accrued, which were paid or otherwise settled during the six months ended June 30, 2020. As of June 30, 2020, there was less than $1 million in accrued restructuring charges in the accompanying condensed consolidated statements of financial position.

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

Note 10. Stock-Based Compensation

We recognized stock-based compensation expense of $5 million ($4 million, net of tax) and $3 million ($2 million, net of tax) for the three months ended June 30, 2020 and 2019, respectively, and $8 million ($7 million, net of tax) and $4 million ($4 million, net of tax) for the six months ended June 30, 2020 and 2019, respectively. These charges are included in Selling and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive income.

As of June 30, 2020, there was $40 million of total unrecognized compensation costs, net of estimated forfeitures, related to unvested stock options, restricted stock units (“RSUs”), performance shares and restricted stock awards. These remaining costs are expected to be recognized over a weighted-average period of 2.74 years.

Note 11. Long-Term Debt

Long-term debt is summarized in the following table:

	As of
	June 30,	December 31,
(In millions)	2020	2019
Term Loan Facility maturing in 2025(1)	$631	$634
Revolving Credit Facility maturing in 2023	—	—
2026 Notes(2)	345	345
Other	1	1
Less current portion	(7)	(7)
Total long-term debt	$971	$973

___________________________________

(1)As of June 30, 2020 and December 31, 2019, presented net of $6 million and $7 million, respectively, in unamortized debt issuance costs and $1 million in unamortized original issue discount paid.

(2)As of June 30, 2020 and December 31, 2019, presented net of $5 million in unamortized debt issuance costs.

Note 12. Supplemental Cash Flow Information

Supplemental information relating to the accompanying condensed consolidated statements of cash flows is presented in the following table:

	Six Months Ended
	June 30,
(In millions)	2020	2019
Cash paid for (received from):
Interest expense	$28	$30
Income tax payments, net of refunds	16	13
Interest income	(2)	(3)

Note 13. Cash and Marketable Securities

Cash, money market funds and certificates of deposit with maturities of three months or less when purchased are included in Cash and cash equivalents in the accompanying condensed consolidated statements of financial position. As of June 30, 2020 and December 31, 2019, marketable securities primarily consisted of treasury bills with maturities of less than one year and are classified as available-for-sale securities. As of June 30, 2020 and December 31, 2019, the amortized cost of our short-term investments was $2 million and $7 million, respectively, and the estimated fair value of these investments was $2 million and $7 million, respectively.

Gains and losses on sales of investments, as determined on a specific identification basis, are included in investment income in the period they are realized. For the each of the three and six months ended June 30, 2020 and 2019, there were no gross realized gains, gross realized losses or proceeds resulting from sales of available-for-sale securities. Maturities of available-for-sale securities were $7 million and $4 million for the six months ended June 30, 2020 and 2019, respectively.

We periodically review our portfolio of investments to determine whether an allowance for credit losses is necessary. There was a $3 million loss on an investment recognized in the three and six months ended June 30, 2020, which is included in Interest and net investment loss (income) in the accompanying condensed consolidated statements of operations and comprehensive income. There were no credit losses due to declines in the value of our investments recognized for the three and six months ended June 30, 2019.

Note 14. Comprehensive Income (Loss)

Comprehensive income (loss), which includes net income (loss), unrealized gain (loss) on derivative instruments and unrealized gain (loss) on marketable securities, is disclosed in the accompanying condensed consolidated statements of operations and comprehensive income and condensed consolidated statements of changes in equity.

The following tables summarize the activity in AOCI, net of the related tax effects.

	Unrealized
	Loss
(In millions)	on Derivatives	Total
Balance as of December 31, 2019	$(21)	$(21)
Other comprehensive income (loss) before reclassifications:
Pre-tax amount	(24)	(24)
Tax provision (benefit)	(5)	(5)
After-tax amount	(19)	(19)
Amounts reclassified from accumulated other comprehensive income (loss)(1)	3	3
Net current period other comprehensive income (loss)	(16)	(16)
Balance as of June 30, 2020	$(37)	$(37)

Balance as of December 31, 2018	$(9)	$(9)
Other comprehensive income (loss) before reclassifications:
Pre-tax amount	(17)	(16)
Tax provision (benefit)	(4)	(4)
After-tax amount	(13)	(13)
Amounts reclassified from accumulated other comprehensive income (loss)(1)	1	1
Net current period other comprehensive income (loss)	(12)	(12)
Balance as of June 30, 2019	$(21)	$(21)

___________________________________

(1)Amounts are net of tax. See reclassifications out of AOCI below for further details.

Reclassifications out of AOCI included the following components for the periods indicated.

	Amounts Reclassified from Accumulated
	Other Comprehensive Income (Loss)
	Six Months Ended
	June 30,		Consolidated Statements of
(In millions)	2020	2019	Operations and Comprehensive Income Location
Loss on interest rate swap contract	$(4)	$(1)	Interest expense
Impact of income taxes	1	—	Provision for income taxes
Total reclassifications related to derivatives	$(3)	$(1)
Total reclassifications for the period	$(3)	$(1)

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

The effective portion of the gain or loss on our interest rate swap contract is recorded in AOCI. These amounts are reclassified into earnings in the same period or periods during which the hedged forecasted debt interest settlement affects earnings. See Note 14 to the accompanying condensed consolidated financial statements for the effective portion of the gain or loss on derivative instruments recorded in AOCI and for the amounts reclassified out of AOCI and into earnings. As the underlying forecasted transactions occur during the next 12 months, the unrealized hedging loss in AOCI expected to be recognized in earnings is $8 million, net of tax, as of June 30, 2020. The amounts that are ultimately reclassified into earnings will be based on actual interest rates at the time the positions are settled and may differ materially from the amount noted above.

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

The period-end carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The period-end carrying amount of short-term marketable securities also approximates fair value and consists of available-for-sale debt securities. Unrealized gains and losses are reported net of tax as a component of AOCI in the accompanying condensed consolidated statements of financial position. There were no allowances for credit losses for the six months ended June 30, 2020 and 2019. The carrying amount of total debt was $977 million and $980 million, and the estimated fair value was $993 million and $1,031 million as of June 30, 2020 and December 31, 2019, respectively. The fair value of our debt is estimated based on available market prices for the same or similar instruments that are considered significant other observable inputs (Level 2) within the fair value hierarchy. The fair values presented reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value estimates presented in this report are based on information available to us as of June 30, 2020 and December 31, 2019.

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

We did not change our valuation techniques for measuring the fair value of any financial assets and liabilities during the year. Transfers between levels, if any, are recognized at the end of the reporting period. There were no transfers between levels during the six months ended June 30, 2020 and 2019.

The carrying amount and estimated fair value of our financial instruments that are recorded at fair value on a recurring basis for the periods presented are as follows:

			Estimated Fair Value Measurements
(In millions)	Statement of Financial Position Location	Carrying Value	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2020:
Financial Assets:
Investments in marketable securities	Marketable securities	$2	$2	$—	$—
Total financial assets		$2	$2	$—	$—
Financial Liabilities:
Interest rate swap contract	Other accrued liabilities	$10	$—	$10	$—
	Other long-term obligations	37	—	37	—
Total financial liabilities		$48	$—	$48	$—

As of December 31, 2019:
Financial Assets:
Investments in marketable securities	Marketable securities	$7	$7	$—	$—
Total financial assets		$7	$7	$—	$—
Financial Liabilities:
Interest rate swap contract	Other accrued liabilities	$5	$—	$5	$—
	Other long-term obligations	22	—	22	—
Total financial liabilities		$27	$—	$27	$—

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

Basic and diluted earnings per share are calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share data)	2020	2019	2020	2019
Net Income	$49	$60	$62	$73
Weighted-average common shares outstanding	85.2	84.6	85.2	84.6
Effect of dilutive securities:
RSUs	0.2	0.1	0.2	0.1
Stock options(1)	0.1	0.1	0.1	—
Weighted-average common shares outstanding - assuming dilution	85.5	84.8	85.4	84.7
Basic earnings per share	$0.57	$0.71	$0.73	$0.87
Diluted earnings per share	$0.57	$0.71	$0.72	$0.87

___________________________________

(1)Options to purchase 0.9 million shares and 0.6 million shares for the three and six months ended June 30, 2020, respectively, and 0.5 million shares and 0.3 million shares for the three and six months ended 2019, respectively, were not included in the diluted earnings per share calculation because their effect would have been anti-dilutive.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, regarding business strategies, market potential, future financial performance, the impact of COVID-19 on our business and other matters. The words “believe,” “expect,” “estimate,” “could,” “should,” “intend,” “may,” “plan,” “seek,” “anticipate,” “project,” “will,” “shall,” “would,” “aim,” and similar expressions, among others, generally identify “forward-looking statements,” which speak only as of the date the statements were made. The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those projected, anticipated or implied in the forward-looking statements. Where, in any forward-looking statement, an expectation or belief as to future results or events is expressed, such expectation or belief is based on the current plans and expectations of our management and expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. Whether any such forward-looking statements are in fact achieved will depend on future events, some of which are beyond our control. Factors, risks, trends and uncertainties that could cause actual results or events to differ materially from those anticipated include the matters described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report as well as Item 1A. Risk Factors in our 2019 Annual Report on Form 10-K filed with the SEC and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, in addition to the following other factors, risks, trends and uncertainties:

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

You should read this Quarterly Report on Form 10-Q completely and with the understanding that actual future results may be materially different from expectations. All forward-looking statements made in this report are qualified by these cautionary statements. These forward-looking statements are made only as of the date of this report, and we do not undertake any obligation, other than as may be required by law, to update or revise any forward-looking or cautionary statements to reflect changes in assumptions, the occurrence of events, unanticipated or otherwise, and changes in future operating results over time or otherwise. For a discussion of other important factors that could cause our results to differ materially from those expressed in, or implied by, the forward-looking statements included in this report, you should refer to the risks and uncertainties detailed from time to time in our periodic reports filed with the SEC, including the disclosure included in Item 1A. Risk Factors in our 2019 Form 10-K and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q, the audited consolidated and combined financial statements and related notes thereto included in our 2019 Form 10-K and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2019 Form 10-K. The cautionary statements discussed in “Cautionary Statement Concerning Forward-Looking Statements” and elsewhere in this report should be read as applying to all forward-looking statements wherever they appear in this report. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those factors discussed below and elsewhere in this report, particularly in “Cautionary Statement Concerning Forward-Looking Statements” as well as those factors discussed in “Risk Factors” included in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

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

For the three months ended June 30, 2020 and 2019, we generated revenue, net income and Adjusted EBITDA of $417 million, $49 million and $100 million, respectively, and $388 million, $60 million and $105 million, respectively. For the six months ended June 30, 2020 and 2019, we generated revenue, net income and Adjusted EBITDA of $711 million, $62 million and $147 million, respectively, and $658 million, $73 million and $149 million, respectively.

For the six months ended June 30, 2020, our total operating revenue included 69 percent of revenue derived from existing customer renewals, while 18 percent and 12 percent were derived from new unit sales made in conjunction with existing home resale transactions and direct-to-consumer sales, respectively, and one percent was derived from other revenue streams.

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

Key Factors and Trends Affecting Our Results of Operations

Impact of COVID-19

On March 11, 2020, the WHO characterized COVID-19 as a pandemic, and on March 13, 2020, the U.S. declared a national emergency concerning the outbreak. The broader implications of COVID-19 on our results of operations and overall financial performance remain uncertain. In response to the pandemic, we have taken a number of steps to protect the well-being of our employees, customers and contractors, and we continue to respond to the real-time needs of our business. Specifically, we have:

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

Financial Impact to our Business. While we did not experience a material impact on our financial condition and results of operations during the first quarter, during the second quarter of 2020, our financial condition and results of operations were adversely impacted by COVID-19 as follows:

•We experienced a decline in first-year real estate sales attributable, in part, to the adverse impact COVID-19 had on U.S. existing home sales. Due to the annual nature of our service plan agreements, the impact of this decline will carry forward into future periods.

•We experienced an increase in appliance and plumbing claims primarily due to the increased usage of home systems and appliances driven by state and local shelter at home orders and recommendations.

•We increased our marketing spend in the first-year direct-to-consumer channel to help mitigate the decline in first-year real estate sales.

•We incurred incremental wages at our contact centers due to increased demand driven by temporary closures at our offshore business process outsourcers.

•We incurred incremental direct costs in response to COVID-19, which were temporary in nature and primarily related to incremental health and childcare benefits for our employees and hoteling costs related to our offshore business process outsourcers.

The COVID-19 situation remains very fluid, and we continue to adjust our response in real time. It remains difficult to predict the overall impact COVID-19 will have on our business through the remainder of the year. We anticipate that U.S. existing home sales and our first-year real estate sales will continue to be adversely impacted by COVID-19. In addition, we anticipate a continued increase in claims and incremental investments in marketing due to the factors noted above.

Macroeconomic Conditions

Macroeconomic conditions that may affect customer spending patterns, and thereby our results of operations, include home sales, consumer confidence and employment rates. During the second quarter of 2020, the COVID-19 pandemic increased economic uncertainty in these areas and adversely impacted U.S. existing home sales. We believe our ability to acquire customers through the direct-to-consumer channel helps to mitigate the effects of downturns in the real estate market, while our nationwide presence limits the risk of poor economic conditions in any particular geography.

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

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2019 Form 10-K. There have been no material changes to our critical accounting policies for the six months ended June 30, 2020, certain of which are described below.

Goodwill and Intangible Assets

In accordance with applicable accounting standards, goodwill and indefinite-lived intangible assets are not amortized and are subject to assessment for impairment by applying a fair-value-based test on an annual basis, or more frequently, if circumstances indicate a potential impairment. As of June 30, 2020, we do not believe there are any circumstances, including those related to COVID-19, that would indicate a potential impairment of our goodwill or indefinite-lived intangible assets. We will continue to monitor the macroeconomic impacts on our business in our ongoing evaluation of potential impairments.

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

Results of Operations

Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

	Three Months Ended		Increase
	June 30,		(Decrease)	% of Revenue
(In millions)	2020	2019	2020 vs. 2019	2020	2019
Revenue	$417	$388	8%	100%	100%
Cost of services rendered	200	183	9	48	47
Gross Profit	218	205	6	52	53
Selling and administrative expenses	125	104	20	30	27
Depreciation and amortization expense	10	6	61	2	2
Restructuring charges	1	—	*	—	—
Interest expense	14	16	(10)	3	4
Interest and net investment loss (income)	3	(2)	*	1	—
Income before Income Taxes	65	81	(19)	16	21
Provision for income taxes	17	20	(17)	4	5
Net Income	$49	$60	(19)%	12%	16%

________________________________

*     not meaningful

Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019

	Six Months Ended		Increase
	June 30,		(Decrease)	% of Revenue
(In millions)	2020	2019	2020 vs. 2019	2020	2019
Revenue	$711	$658	8%	100%	100%
Cost of services rendered	347	326	7	49	49
Gross Profit	364	333	9	51	51
Selling and administrative expenses	229	193	19	32	29
Depreciation and amortization expense	18	12	47	2	2
Restructuring charges	4	—	*	1	—
Spin-off charges	—	1	*	—	—
Interest expense	29	31	(7)	4	5
Interest and net investment loss (income)	1	(3)	*	—	—
Income before Income Taxes	83	98	(16)	12	15
Provision for income taxes	21	25	(16)	3	4
Net Income	$62	$73	(16)%	9%	11%

________________________________

*     not meaningful

Revenue

We reported revenue of $417 million and $388 million for the three months ended June 30, 2020 and 2019, respectively, and $711 million and $658 million for the six months ended June 30, 2020 and 2019, respectively. Revenue by major customer acquisition channel is as follows:

Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

	Three Months Ended
	June 30,
(In millions)	2020	2019	Increase (Decrease)
Renewals	$289	$263	$26	10%
Real estate(1)	74	75	(1)	(1)
Direct-to-consumer(1)	51	48	4	7
Other	3	2	1	*
Total revenue	$417	$388	$30	8%

________________________________

* not meaningful

(1)First-year revenue only.

Revenue increased eight percent for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, driven by higher renewal revenue due to growth in the number of renewed home service plans, partly as a result of customer retention improvement initiatives, and improved price realization. The decrease in real estate revenue reflects a decline in the number of first-year real estate home service plans, due, in part, to the adverse impact COVID-19 had on U.S. existing home sales, offset, in part, by improved price realization. The increase in direct-to-consumer revenue reflects growth in the number of first-year direct-to-consumer home service plans, mostly driven by increased investments in marketing, and improved price realization.

Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019

	Six Months Ended
	June 30,
(In millions)	2020	2019	Increase (Decrease)
Renewals	$489	$444	$45	10%
Real estate(1)	130	129	—	—
Direct-to-consumer(1)	87	81	6	7
Other	6	4	2	*
Total revenue	$711	$658	$53	8%

________________________________

* not meaningful

(1)First-year revenue only.

Revenue increased eight percent for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, driven by higher renewal revenue due to improved price realization and growth in the number of renewed home service plans, partly as a result of customer retention improvement initiatives. Real estate revenue was relatively flat, as improved price realization was offset by a decline in the number of first-year real estate home service plans, due, in part, to the adverse impact COVID-19 had on U.S. existing home sales. The increase in direct-to-consumer revenue reflects growth in the number of first-year direct-to-consumer home service plans, mostly driven by increased investments in marketing, and improved price realization.

Growth in number of home service plans and customer retention rate are presented below.

	As of
	June 30,
	2020	2019
Growth in number of home service plans	3%	4%
Customer retention rate	75%	75%

Cost of Services Rendered

We reported cost of services rendered of $200 million and $183 million for the three months ended June 30, 2020 and 2019, respectively, and $347 million and $326 million for the six months ended June 30, 2020 and 2019, respectively. The following tables provide a summary of changes in cost of services rendered:

Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

(In millions)
Three Months Ended June 30, 2019	$183
Impact of change in revenue	5
Contract claims costs	13
Three Months Ended June 30, 2020	$200

The increase in contract claims costs reflects higher incidence in the appliance and plumbing trades, which is primarily a result of customers sheltering at home in response to COVID-19, and normal inflation. Contract claims costs also reflects a favorable weather impact of approximately $1 million and process improvement benefits.

Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019

(In millions)
Six Months Ended June 30, 2019	$326
Impact of change in revenue	9
Contract claims	13
Six Months Ended June 30, 2020	$347

The increase in contract claims costs reflects higher incidence in the second quarter of 2020 in the appliance and plumbing trades, which is primarily a result of customers sheltering at home in response to COVID-19, and normal inflation. Contract claims costs also reflects a favorable weather impact of approximately $5 million, process improvement benefits and lower incidence in the heating trade in the first quarter of 2020.

Selling and Administrative Expenses

We reported selling and administrative expenses of $125 million and $104 million for the three months ended June 30, 2020 and 2019, respectively, and $229 million and $193 million for the six months ended June 30, 2020 and 2019, respectively. For the three months ended June 30, 2020 and 2019, selling and administrative expenses comprised sales, marketing and customer service costs of $90 million and $74 million, respectively, and general and administrative expenses of $35 million and $30 million, respectively. For the six months ended June 30, 2020 and 2019, selling and administrative expenses comprised sales, marketing and customer service costs of $164 million and $138 million, respectively, and general and administrative expenses of $65 million and $55 million, respectively. The following tables provide a summary of changes in selling and administrative expenses:

Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

(In millions)
Three Months Ended June 30, 2019	$104
Sales and marketing costs	14
Customer service costs	2
Stock-based compensation expense	2
General and administrative costs	3
Three Months Ended June 30, 2020	$125

The increase in sales and marketing costs was primarily driven by higher targeted marketing spend to drive sales growth in the direct-to-consumer channel. The increase in customer service costs was primarily driven by investments to enhance customer service. General and administrative costs increased compared to prior year primarily due to investments in technology and incremental direct costs related to COVID-19 of $1 million.

Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019

(In millions)
Six Months Ended June 30, 2019	$193
Sales and marketing costs	20
Customer service costs	6
Stock-based compensation	4
Secondary offering costs	(2)
General and administrative costs	8
Six Months Ended June 30, 2020	$229

The increase in sales and marketing costs was primarily driven by higher targeted marketing spend to drive sales growth in the direct-to-consumer channel. The increase in customer service costs was primarily driven by investments to enhance customer service. General and administrative costs increased compared to prior year primarily due to higher personnel costs, investments in technology and incremental direct costs related to COVID-19 of $1 million.

Depreciation Expense

Depreciation expense was $5 million and $4 million for the three months ended June 30, 2020 and 2019, respectively, and $10 million and $9 million for the six months ended June 30, 2020 and 2019, respectively.

Amortization Expense

Amortization expense was $4 million and $1 million for the three months ended June 30, 2020 and 2019, respectively, and $7 million and $3 million for the six months ended June 30, 2020 and 2019, respectively. For the three and six months ended June 30, 2020, the increase was primarily due to amortization of intangible assets recognized from our acquisition of Streem.

Restructuring Charges

Restructuring charges were $1 million and less than $1 million for the three months ended June 30, 2020 and 2019, respectively, and $4 million and less than $1 million for the six months ended June 30, 2020 and 2019, respectively.

For the three months ended June 30, 2020, restructuring charges primarily comprised accelerated depreciation of certain technology systems driven by efforts to enhance our technological capabilities. For the three months ended June 30, 2019, restructuring charges comprised severance costs.

For the six months ended June 30, 2020, restructuring charges comprised $2 million of lease termination costs and $1 million of severance and other costs related to the decision to consolidate the operations of Landmark with those of OneGuard, which was completed during the first quarter of 2020, as well as $1 million of accelerated depreciation of certain technology systems. For the six months ended June 30, 2019, restructuring charges comprised severance costs.

Interest Expense

Interest expense was $14 million and $16 million for the three months ended June 30, 2020 and 2019, respectively, and $29 million and $31 million for the six months ended June 30, 2020 and 2019, respectively.

Interest and Net Investment Loss (Income)

Interest and net investment loss (income) reflects a loss of $3 million for the three months ended June 30, 2020 and income of $2 million for the three months ended June 30, 2019 and a loss of $1 million for the six months ended June 30, 2020 and income of $3 million for the six months ended June 30, 2019. For the three and six months ended June 30, 2020, amounts primarily comprised a $3 million loss on investment, offset, in part, by interest on our investment portfolio. For the three and six months ended June 30, 2019, amounts primarily comprised interest on our investment portfolio.

Provision for Income Taxes

The effective tax rate on income was 25.5 percent and 25.1 percent for the three months ended June 30, 2020 and 2019, respectively, and 25.4 percent for each of the six months ended June 30, 2020 and 2019.

Net Income

Net income was $49 million and $60 million for the three months ended June 30, 2020 and 2019, respectively, and $62 million and $73 million for the six months ended June 30, 2020 and 2019, respectively. For the three and six months ended June 30, 2020 compared to 2019, the decrease was driven by the aforementioned operating results, offset, in part, by a decrease in the provision for income taxes as a result of lower income before income taxes.

Adjusted EBITDA

Adjusted EBITDA was $100 million and $105 million for the three months ended June 30, 2020 and 2019, respectively, and $147 million and $149 million for the six months ended June 30, 2020 and 2019, respectively. The following tables provide a summary of changes in our Adjusted EBITDA:

Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

(In millions)
Three Months Ended June 30, 2019	$105
Impact of change in revenue	25
Contract claims costs	(13)
Sales and marketing costs	(14)
Customer service costs	(2)
General and administrative costs	(1)
Other	(1)
Three Months Ended June 30, 2020	$100

The increase in contract claims costs reflects higher incidence in the appliance and plumbing trades, which is primarily a result of customers sheltering at home in response to COVID-19, and normal inflation. Contract claims costs also reflects a favorable weather impact of approximately $1 million and process improvement benefits.

The increase in sales and marketing costs was primarily driven by higher targeted marketing spend to drive sales growth in the direct-to-consumer channel. The increase in customer service costs was primarily driven by investments to enhance customer service. General and administrative costs increased compared to prior year primarily due to investments in technology. Other primarily consists of interest and net investment income.

Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019

(In millions)
Six Months Ended June 30, 2019	$149
Impact of change in revenue	44
Contract claims	(13)
Sales and marketing costs	(20)
Customer service costs	(6)
General and administrative costs	(6)
Six Months Ended June 30, 2020	$147

The increase in contract claims costs reflects higher incidence in the second quarter of 2020 in the appliance and plumbing trades, which is primarily a result of customers sheltering at home in response to COVID-19, and normal inflation. Contract claims costs also reflects a favorable weather impact of approximately $5 million, process improvement benefits and lower incidence in the heating trade in the first quarter of 2020.

The increase in sales and marketing costs was primarily driven by higher targeted marketing spend to drive sales growth in the direct-to-consumer channel. The increase in customer service costs was primarily driven by investments to enhance customer service. General and administrative costs increased compared to prior year primarily due to higher personnel costs and investments in technology.

A reconciliation of Net Income to Adjusted EBITDA is presented below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2020	2019	2020	2019
Net Income	$49	$60	$62	$73
Depreciation and amortization expense	10	6	18	12
Restructuring charges	1	—	4	—
Spin-off charges	—	—	—	1
Provision for income taxes	17	20	21	25
Non-cash stock-based compensation expense	5	3	8	4
Interest expense	14	16	29	31
Secondary offering costs	—	—	—	2
Other non-operating expenses(1)	5	—	5	—
Adjusted EBITDA	$100	$105	$147	$149

 ________________________________

(1)Other non-operating expenses for the three and six months ended June 30, 2020 includes (a) a loss on investment of $3 million, (b) incremental direct costs related to COVID-19 of $1 million, which were temporary in nature and primarily related to incremental health and childcare benefits for our employees and hoteling costs related to our offshore business process outsourcers and (c) acquisition-related transaction costs of less than $1 million.

Liquidity and Capital Resources

Liquidity

A substantial portion of our liquidity needs are due to debt service requirements on our indebtedness. The Credit Agreement, as well as the Indenture, contain covenants that limit or restrict our ability, including the ability of certain of our subsidiaries, to incur additional indebtedness, repurchase debt, incur liens, sell assets, make certain payments (including dividends) and enter into transactions with affiliates. As of June 30, 2020, we were in compliance with the covenants under the agreements that were in effect on such date. We do not believe that COVID-19 will affect our ongoing ability to meet the covenants in our debt instruments, including our Credit Agreement and Indenture.

Cash and short-term marketable securities totaled $548 million and $434 million as of June 30, 2020 and December 31, 2019, respectively. Cash and short-term marketable securities include balances associated with regulatory requirements in our business. See “—Limitations on Distributions and Dividends by Subsidiaries.” As of June 30, 2020 and December 31, 2019, the total net assets subject to these third-party restrictions was $176 million and $168 million, respectively. As of June 30, 2020, there were no letters of credit outstanding and there was $250 million of available borrowing capacity under the Revolving Credit Facility. Available liquidity was $622 million at June 30, 2020, consisting of $372 million of cash not subject to third-party restrictions and $250 million of available borrowing capacity under the Revolving Credit Facility. We currently believe that cash generated by operations, our cash on hand and available borrowing capacity under the Revolving Credit Facility at June 30, 2020 will provide us with sufficient liquidity to meet our obligations for the foreseeable future.

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

	Six Months Ended
	June 30,
(In millions)	2020	2019
Net cash provided from (used for):
Operating activities	$140	$140
Investing activities	(19)	(12)
Financing activities	(4)	(4)
Cash increase during the period	$118	$124

Operating Activities

Net cash provided from operating activities was $140 million for each of the six months ended June 30, 2020 and 2019.

Net cash provided from operating activities in 2020 comprised $94 million in earnings adjusted for non-cash charges and a $46 million decrease in cash required for working capital. The decrease in cash required for working capital was driven by growth in our underlying business.

Net cash provided from operating activities in 2019 comprised $93 million in earnings adjusted for non-cash charges and a $47 million decrease in cash required for working capital. The decrease in cash required for working capital was driven by growth in our underlying business.

Investing Activities

Net cash used for investing activities was $19 million and $12 million for the six months ended June 30, 2020 and 2019, respectively.

Capital expenditures increased to $18 million for the six months ended June 30, 2020, compared to $10 million for the six months ended June 30, 2019, and included recurring capital needs and technology projects. We expect capital expenditures for the full year 2020 relating to recurring capital needs and the continuation of investments in information systems and productivity enhancing technology to be approximately $30 million to $40 million. We have no additional material capital commitments at this time.

Cash flows provided from purchases, sales and maturities of securities, net, for the six months ended June 30, 2020 and 2019 were $5 million and $4 million, respectively, and were driven by the maturities of marketable securities. There were no sales of marketable securities in the six months ended June 30, 2020 and 2019.

Cash payments for business acquisitions, net of cash acquired, were $5 million for the six months ended June 30, 2020, compared to $3 million for the six months ended June 30, 2019, and represent ongoing strategic investments in our business. The business acquisition in the six months ended June 30, 2020 was made to expand the Candu on-demand offering.

Cash flows used for other investing activities for the six months ended June 30, 2019 were $3 million and represent ongoing strategic investments in our business.

Financing Activities

Net cash used for financing activities was $4 million for each of the six months ended June 30, 2020 and 2019 and primarily consisted of payments on debt and finance lease obligations.

Contractual Obligations

Our 2019 Form 10-K includes disclosures of our contractual obligations and commitments as of December 31, 2019. We continue to make the contractually required payments, and, therefore, the 2020 obligations and commitments described in our 2019 Form 10-K have been reduced by the required payments.

As of June 30, 2020, we have entered into additional leases as a lessee for real estate that have not yet commenced. Rent payments are expected to commence during the second half of 2020 and first half of 2021, with lease terms between three and seven years. These leases will result in future non-cancelable operating lease payments of $2 million in 2021 and $9 million in the years thereafter (2022-2028).

Financial Position

The following discussion describes changes in our financial position from December 31, 2019 to June 30, 2020.

Cash and cash equivalents increased from prior year levels, primarily due to cash provided from operating activities.

Accounts payable increased from prior year levels, reflecting the timing of payments due to the seasonality of our business.

Home service plan claims increased from prior year levels, primarily due to the seasonality of contract claims, which increased amounts due to contractors and suppliers.

Other accrued liabilities and other long-term liabilities each increased from prior year levels, primarily due to the change in the valuation of our interest rate swap. See Note 16 to the condensed consolidated financial statements included in Part I, Item 1 of this report for more information.

Off-Balance Sheet Arrangements

As of June 30, 2020, we did not have any significant off-balance sheet arrangements.

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

ITEM 1A. RISK FACTORS

For information regarding factors that could affect our business, financial condition or results of operations, see the risk factors discussed in Part I, Item 1A. “Risk Factors” in our 2019 Form 10-K and Part II, Item 1A, “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020. Except as described in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, there have been no material changes to the risk factors disclosed in our 2019 Form 10-K. The risks described in our 2019 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

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

Date: August 6, 2020

frontdoor, inc.
(Registrant)

By:	/s/ Brian K. Turcotte
Brian K. Turcotte
Senior Vice President and Chief Financial Officer (Principal Financial Officer)