Form 10-Q
period 2020-09-30
frontdoor, inc.
filed 2020-11-05
CIK 1727263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________________________________________

FORM 10-Q

________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

Yes  ☐  No  ☒

The number of shares of the registrant’s common stock outstanding as of October 30, 2020: 85,446,800 shares of common stock, par value $0.01 per share.

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

The following terms in this Quarterly Report on Form 10-Q are our trademarks: frontdoor™, American Home Shield®, HSATM, OneGuard®, Landmark Home Warranty®, ProConnectTM, Streem® and the frontdoor logo.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(In millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue	$440	$407	$1,151	$1,065
Cost of services rendered	225	201	572	526
Gross Profit	215	206	579	539
Selling and administrative expenses	129	104	358	297
Depreciation and amortization expense	7	6	25	18
Restructuring charges	—	—	4	—
Spin-off charges	—	—	—	1
Interest expense	14	16	43	47
Interest and net investment (income) loss	—	(2)	1	(5)
Income before Income Taxes	65	82	148	180
Provision for income taxes	16	21	37	46
Net Income	$49	$61	$111	$134
Other Comprehensive Income (Loss), Net of Income Taxes:
Net unrealized gain (loss) on derivative instruments	1	(3)	(15)	(16)
Other Comprehensive Income (Loss), Net of Income Taxes	1	(3)	(15)	(15)
Total Comprehensive Income	$50	$57	$95	$119
Earnings per Share:
Basic	$0.57	$0.72	$1.30	$1.59
Diluted	$0.57	$0.72	$1.29	$1.58
Weighted-average Common Shares Outstanding:
Basic	85.3	84.7	85.2	84.6
Diluted	85.6	84.9	85.5	84.8

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Financial Position (Unaudited)

(In millions, except share data)

	As of
	September 30,	December 31,
	2020	2019
Assets:
Current Assets:
Cash and cash equivalents	$551	$428
Marketable securities	—	7
Receivables, less allowance of $2 in each period	10	11
Contract asset	47	—
Prepaid expenses and other assets	16	16
Total Current Assets	624	461
Other Assets:
Property and equipment, net	62	51
Goodwill	512	501
Intangible assets, net	173	191
Operating lease right-of-use assets	15	17
Deferred customer acquisition costs	18	18
Other assets	3	11
Total Assets	$1,407	$1,250
Liabilities and Shareholders' Equity:
Current Liabilities:
Accounts payable	$69	$48
Accrued liabilities:
Payroll and related expenses	24	17
Home service plan claims	95	66
Interest payable	3	9
Other	36	29
Deferred revenue	179	188
Current portion of long-term debt	7	7
Total Current Liabilities	412	364
Long-Term Debt	969	973
Other Long-Term Liabilities:
Deferred taxes	38	45
Operating lease liabilities	18	20
Other long-term obligations	40	27
Total Other Long-Term Liabilities	96	92
Commitments and Contingencies (Note 9)
Shareholders' Equity:
Common stock, $0.01 par value; 2,000,000,000 shares authorized; 85,444,714 shares issued and outstanding at September 30, 2020 and 85,309,260 shares issued and outstanding at December 31, 2019	1	1
Additional paid-in capital	41	29
Accumulated deficit	(77)	(188)
Accumulated other comprehensive loss	(36)	(21)
Total Deficit	(71)	(179)
Total Liabilities and Shareholders' Equity	$1,407	$1,250

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statement of Changes in (Deficit) Equity (Unaudited)

(In millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Common Stock
Balance at beginning of period	$1	$1	$1	$1
Balance at end of period	1	1	1	1
Additional Paid-in Capital
Balance at beginning of period	37	6	29	1
Issuance of common stock	—	—	1	—
Taxes paid related to net share settlement of equity awards	—	—	(2)	—
Stock-based employee compensation	4	2	13	7
Balance at end of period	41	8	41	8
Accumulated Deficit
Balance at beginning of period	(126)	(263)	(188)	(336)
Net income	49	61	111	134
Balance at end of period	(77)	(202)	(77)	(202)
Accumulated Other Comprehensive Loss
Balance at beginning of period	(37)	(21)	(21)	(9)
Other comprehensive income (loss), net of tax	1	(3)	(15)	(15)
Balance at end of period	(36)	(25)	(36)	(25)
Total Deficit	$(71)	$(219)	$(71)	$(219)

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Nine Months Ended
	September 30,
	2020	2019
Cash and Cash Equivalents at Beginning of Period	$428	$296
Cash Flows from Operating Activities:
Net Income	111	134
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization expense	25	18
Deferred income tax provision	1	3
Stock-based compensation expense	13	7
Restructuring charges	4	—
Payments for restructuring charges	(3)	—
Spin-off charges	—	1
Payments for spin-off charges	—	(1)
Other	5	4
Change in working capital, net of acquisitions:
Receivables	1	3
Prepaid expenses and other current assets	(43)	(32)
Accounts payable	21	14
Deferred revenue	(9)	(5)
Accrued liabilities	32	10
Accrued interest payable	(6)	(6)
Current income taxes	3	4
Net Cash Provided from Operating Activities	154	154
Cash Flows from Investing Activities:
Purchases of property and equipment	(26)	(15)
Business acquisitions, net of cash received	(5)	(3)
Purchases of available-for-sale securities	(2)	(7)
Sales and maturities of available-for-sale securities	9	9
Other investing activities	—	(3)
Net Cash Used for Investing Activities	(25)	(19)
Cash Flows from Financing Activities:
Payments of debt and finance lease obligations	(5)	(5)
Other financing activities	(1)	—
Net Cash Used for Financing Activities	(6)	(6)
Cash Increase During the Period	123	129
Cash and Cash Equivalents at End of Period	$551	$425

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

We are the largest provider of home service plans in the U.S., as measured by revenue, and operate under the American Home Shield, HSA, OneGuard and Landmark brands. Our customizable home service plans help customers protect and maintain their homes, typically their most valuable asset, from costly and unplanned breakdowns of essential home systems and appliances. Our home service plans cover the repair or replacement of major components of up to 21 household systems and appliances, including electrical, plumbing, central HVAC systems, water heaters, refrigerators, dishwashers and ranges/ovens/cooktops. In 2019, we launched our new on-demand home services business, just recently rebranded as ProConnect, and we acquired Streem, a technology startup that uses augmented reality, computer vision and machine learning to help home service professionals more quickly and accurately diagnose breakdowns and complete repairs and to help real estate professionals consult with and provide virtual tours to potential buyers and agents. We serve customers across all 50 states and the District of Columbia.

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

While we did not experience a material impact on our results of operations and overall financial performance during the first quarter, during the second and third quarters of 2020, our results of operations and financial performance were adversely impacted by COVID-19 as follows:

•We experienced a decline in first-year real estate sales attributable, in part, to the adverse impact COVID-19 had on U.S. existing home sales. Due to the annual nature of our service plan agreements, the impact of this decline will carry forward into future periods.

•We experienced an increase in appliance and plumbing claims primarily due to the increased usage of home systems and appliances driven by state and local shelter at home orders and recommendations. In addition, industry-wide availability challenges in the appliance trade have caused increased cost pressure.

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

Our significant accounting policies are described in Note 2 to the audited consolidated and combined financial statements included in our 2019 Form 10-K. There have been no material changes to the significant accounting policies for the nine months ended September 30, 2020.

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

Accounting Standards Issued Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. This standard is currently effective and upon adoption may be applied prospectively to contract modifications made on or before December 31, 2022, when the reference rate replacement activity is expected to be completed. Our Term Loan Facility and related interest rate swap that utilize LIBOR have not discontinued its use, and, therefore, this standard is not yet effective for us. We are currently evaluating the impact of adopting this standard and do not expect its adoption to have a material impact on our consolidated financial statements and related disclosures.

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

We disaggregate revenue from contracts with customers into major customer acquisition channels. We determined that disaggregating revenue into these categories depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Revenue by major customer acquisition channel is as follows:

___

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2020	2019	2020	2019
Renewals	$303	$278	$792	$722
Real estate(1)	76	77	206	206
Direct-to-consumer(1)	56	50	143	131
Other	4	2	10	6
Total	$440	$407	$1,151	$1,065

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

Costs to obtain a contract with a customer

We capitalize the incremental costs of obtaining a contract with a customer, primarily sales commissions, and recognize the expense using the input method in proportion to the costs expected to be incurred in performing services under the contract, over the expected customer relationship period. Deferred customer acquisition costs were $18 million as of September 30, 2020 and December 31, 2019. Amortization of these deferred acquisition costs was $6 million for each of the three months ended September 30, 2020 and 2019 and $15 million and $16 million for the nine months ended September 30, 2020 and 2019, respectively. There were no impairment losses in relation to these capitalized costs.

Contract balances

Timing of revenue recognition may differ from the timing of invoicing to customers. Contracts with customers, including contracts resulting from customer renewals, are generally for a period of one year. We record a receivable related to revenue recognized on services once we have an unconditional right to invoice and receive payment in the future related to the services provided. All accounts receivable are recorded within Receivables, less allowances, in the accompanying condensed consolidated statements of financial position. We invoice our monthly-pay customers on a straight-line basis over the contract term. As a result, a contract asset is created when revenue is recognized on monthly-pay customers before being billed. As of September 30, 2020, a contract asset of $47 million was recorded related to the recognition of monthly-pay customer revenue on an other-than-straight-line basis to match the timing of cost recognition.

Deferred revenue represents a contract liability and is recognized when cash payments are received in advance of the performance of services, including when the amounts are refundable. Amounts are recognized as revenue in proportion to the costs expected to be incurred in performing services under our contracts. Deferred revenue was $179 million and $188 million as of September 30, 2020 and December 31, 2019, respectively.

Changes in deferred revenue for the nine months ended September 30, 2020 were as follows:

(In millions)	Deferred revenue
Balance as of December 31, 2019	$188
Deferral of revenue	309
Recognition of deferred revenue	(318)
Balance as of September 30, 2020	$179

There was approximately $42 million and $187 million of revenue recognized in the three and nine months ended September 30, 2020, respectively, that was included in the deferred revenue balance as of December 31, 2019.

Note 4. Goodwill and Intangible Assets

Goodwill and indefinite-lived intangible assets are not amortized and are subject to assessment for impairment by applying a fair-value-based test on an annual basis or more frequently if circumstances indicate a potential impairment. An assessment for impairment is performed on October 1 of every year. The balance of goodwill was $512 million and $501 million as of September 30, 2020 and December 31, 2019, respectively. The increase in goodwill reflects adjustments related to our acquisition of Streem. See Note 7 to the accompanying condensed consolidated financial statements for further information. There were no goodwill or trade name impairment charges recorded in the nine months ended September 30, 2020 and 2019. There were no accumulated impairment losses recorded as of September 30, 2020 and December 31, 2019. During the second quarter of 2020, we completed a business acquisition for $5 million, which was primarily allocated to developed technology and other intangible assets.

The table below summarizes the other intangible asset balances:

	As of September 30, 2020			As of December 31, 2019
(In millions)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trade names(1)	$141	$—	$141	$141	$—	$141
Customer relationships	173	(170)	2	173	(168)	5
Developed technology	25	(5)	20	34	(1)	33
Other	37	(27)	9	37	(25)	12
Total	$375	$(202)	$173	$385	$(193)	$191

___________________________________

(1)Not subject to amortization.

Amortization expense was $2 million and $1 million for the three months ended September 30, 2020 and 2019, respectively, and $9 million and $5 million for the nine months ended September 30, 2020 and 2019, respectively. The following table outlines expected amortization expense for existing intangible assets for the remainder of 2020 and the next five years:

(In millions)
2020 (remainder)	$3
2021	11
2022	8
2023	6
2024	4
2025	—
Total	$32

Note 5. Leases

We have operating leases primarily for corporate offices and call centers and finance leases for vehicles. Our leases have remaining lease terms of one year to 14 years, some of which include options to extend the leases for up to five years. Renewal options that are reasonably certain to be exercised are included in the lease term. An incremental borrowing rate is used in determining the present value of lease payments unless an implicit rate is readily determinable. Incremental borrowing rates are determined based on our secured borrowing rating and the lease term. Disclosures related to finance lease obligations are immaterial and, as such, are not included in the discussion below.

The weighted-average remaining lease term and weighted-average discount rate related to operating leases is as follows:

	As of
	September 30,	December 31,
	2020	2019
Weighted-average remaining lease term (years)	10	10
Weighted-average discount rate	6.0%	6.1%

We recognized operating lease expense of $1 million for each of the three months ended September 30, 2020 and 2019, and $2 million and $3 million for the nine months ended September 30, 2020 and 2019, respectively. These expenses are included in Selling and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive income.

Supplemental cash flow information related to operating leases is as follows:

	Nine Months Ended
	September 30,
(In millions)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities(1)	$4	$3
Leased assets obtained in exchange for new lease liabilities	2	1

_____________________________

(1)For the nine months ended September 30, 2020, amounts include $2 million of lease termination costs related to the decision to consolidate certain operations of Landmark Home Warranty, LLC (“Landmark”) with those of OneGuard Home Warranties (“OneGuard”). See Note 8 to the accompanying condensed consolidated financial statements for further information.

Supplemental balance sheet information related to operating leases is as follows:

	As of
	September 30,	December 31,
(In millions)	2020	2019
Operating lease right-of-use assets	$21	$23
Less lease incentives	(6)	(6)
Operating lease right-of-use assets, net	$15	$17

Other accrued liabilities	$3	$3
Operating lease liabilities	18	20
Total operating lease liabilities	$21	$23

The following table presents maturities of our operating lease liabilities as of September 30, 2020.

(In millions)
2020 (remainder)	$1
2021	4
2022	4
2023	4
2024	2
2025	1
Thereafter	12
Total lease payments	28
Less imputed interest	(7)
Total	$21

As of September 30, 2020, we have entered into additional leases as a lessee for real estate that have not yet commenced. These leases will result in operating lease right-of-use assets and corresponding lease liabilities of approximately $7 million. These leases are expected to commence during the fourth quarter of 2020 and first quarter of 2021, with lease terms between three years and seven years.

Note 6. Income Taxes

As required by ASC 740, we compute interim period income taxes by applying an anticipated annual effective tax rate to our year-to-date income or loss from operations before income taxes, except for significant unusual or infrequently occurring items. Our estimated tax rate is adjusted each quarter in accordance with ASC 740. The effective tax rate on income was 24.8 percent and 25.7 percent for the three months ended September 30, 2020 and 2019, respectively, and 25.1 percent and 25.5 percent for the nine months ended September 30, 2020 and 2019, respectively. The decrease in the effective tax rates for the three and nine months ended September 30, 2020 compared to 2019 is primarily due to a decrease in our state and local effective tax rates.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in response to the COVID-19 pandemic. We do not expect the provisions of the legislation to have a significant impact on our effective tax rate or our income tax payable and deferred income tax positions.

We are subject to taxation in the U.S., various states and foreign jurisdictions. Pursuant to the terms of the tax matters agreement entered into with ServiceMaster in connection with the Spin-off, we are not subject to federal examination by the IRS or examination by state taxing authorities where a unitary or combined state income tax return is filed for the years prior to 2018. We are not subject to state and local income tax examinations by tax authorities in jurisdictions where separate income tax returns are filed for the years prior to 2015. Substantially all of our income before income taxes for the nine months ended September 30, 2020 and 2019 was generated in the U.S.

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

As discussed in our 2019 Form 10-K, we completed the acquisition of Streem in the fourth quarter of 2019. During the nine months ended September 30, 2020, we updated our preliminary purchase price allocation and reclassified $14 million from intangible assets, primarily developed technology, to goodwill. The purchase price allocation for this acquisition was completed during the third quarter of 2020, resulting in goodwill of $35 million and other intangible assets of $24 million, consisting of developed technology and patents, offset, in part, by a deferred tax liability of $4 million.

During the second quarter of 2020, we acquired a business for a cash purchase price of $5 million to expand our on-demand offering via their technology platform. The purchase price was allocated to developed technology and other intangible assets. The purchase price allocation for this acquisition was completed during the third quarter of 2020. No acquisitions occurred during the three months ended September 30, 2020.

Note 8. Restructuring Charges

We incurred restructuring charges of less than $1 million (less than $1 million, net of tax) for each of the three months ended September 30, 2020 and 2019, and $4 million ($3 million, net of tax) and less than $1 million (less than $1 million, net of tax) for the nine months ended September 30, 2020 and 2019, respectively.

For the three months ended September 30, 2020, restructuring charges primarily comprised accelerated depreciation of certain technology systems driven by efforts to enhance our technological capabilities. For the nine months ended September 30, 2020, restructuring charges comprised lease termination costs and severance and other costs related to the decision to consolidate certain operations of Landmark with those of OneGuard, which was completed during the first quarter of 2020, as well as accelerated depreciation of certain technology systems.

For the three and nine months ended September 30, 2019, restructuring charges comprised severance costs.

The pre-tax charges discussed above are reported in “Restructuring charges” in the accompanying condensed consolidated statements of operations and comprehensive income.

As of December 31, 2019, there was less than $1 million of restructuring charges accrued, which were paid or otherwise settled during the nine months ended September 30, 2020. As of September 30, 2020, there was less than $1 million in accrued restructuring charges in the accompanying condensed consolidated statements of financial position.

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

Note 10. Stock-Based Compensation

We recognized stock-based compensation expense of $4 million ($4 million, net of tax) and $2 million ($2 million, net of tax) for the three months ended September 30, 2020 and 2019, respectively, and $13 million ($11 million, net of tax) and $7 million ($5 million, net of tax) for the nine months ended September 30, 2020 and 2019, respectively. These charges are included in Selling and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive income.

As of September 30, 2020, there was $36 million of total unrecognized compensation costs, net of estimated forfeitures, related to unvested stock options, restricted stock units (“RSUs”), performance shares and restricted stock awards. These remaining costs are expected to be recognized over a weighted-average period of 2.53 years.

Note 11. Long-Term Debt

Long-term debt is summarized in the following table:

	As of
	September 30,	December 31,
(In millions)	2020	2019
Term Loan Facility maturing in 2025(1)	$630	$634
Revolving Credit Facility maturing in 2023	—	—
2026 Notes(2)	346	345
Other	—	1
Less current portion	(7)	(7)
Total long-term debt	$969	$973

___________________________________

(1)As of September 30, 2020 and December 31, 2019, presented net of $6 million and $7 million, respectively, in unamortized debt issuance costs and $1 million in unamortized original issue discount paid.

(2)As of September 30, 2020 and December 31, 2019, presented net of $4 million and $5 million, respectively, in unamortized debt issuance costs.

Note 12. Supplemental Cash Flow Information

Supplemental information relating to the accompanying condensed consolidated statements of cash flows is presented in the following table:

	Nine Months Ended
	September 30,
(In millions)	2020	2019
Cash paid for (received from):
Interest expense	$47	$51
Income tax payments, net of refunds	33	39
Interest income	(2)	(4)

Note 13. Cash and Marketable Securities

Cash, money market funds and certificates of deposit with maturities of three months or less when purchased are included in Cash and cash equivalents in the accompanying condensed consolidated statements of financial position. As of September 30, 2020 and December 31, 2019, marketable securities primarily consisted of treasury bills with maturities of less than one year and are classified as available-for-sale securities. As of September 30, 2020 and December 31, 2019, the amortized cost of our short-term investments was less than $1 million and $7 million, respectively, and the estimated fair value of these investments was less than $1 million and $7 million, respectively.

Gains and losses on sales of investments, as determined on a specific identification basis, are included in investment income in the period they are realized. For each of the three and nine months ended September 30, 2020 and 2019, there were no gross realized gains, gross realized losses or proceeds resulting from sales of available-for-sale securities. Maturities of available-for-sale securities were $9 million for each of the nine months ended September 30, 2020 and 2019.

We periodically review our portfolio of investments to determine whether an allowance for credit losses is necessary. There was a $3 million loss on an investment recognized in the nine months ended September 30, 2020, which is included in Interest and net investment (income) loss in the accompanying condensed consolidated statements of operations and comprehensive income. There were no credit losses due to declines in the value of our investments recognized for the three months ended September 30, 2020 or the three and nine months ended September 30, 2019.

Note 14. Comprehensive Income (Loss)

Comprehensive income (loss), which includes net income (loss), unrealized gain (loss) on derivative instruments and unrealized gain (loss) on marketable securities, is disclosed in the accompanying condensed consolidated statements of operations and comprehensive income and condensed consolidated statements of changes in equity.

The following tables summarize the activity in AOCI, net of the related tax effects.

		Unrealized
		Gain (Loss)
	Unrealized	on Available
	Loss	-for-Sale
(In millions)	on Derivatives	Securities	Total
Balance as of December 31, 2019	$(21)	$—	$(21)
Other comprehensive income (loss) before reclassifications:
Pre-tax amount	(26)	—	(26)
Tax provision (benefit)	(6)	—	(6)
After-tax amount	(20)	—	(20)
Amounts reclassified from accumulated other comprehensive income (loss)(1)	5	—	5
Net current period other comprehensive income (loss)	(15)	—	(15)
Balance as of September 30, 2020	$(36)	$—	$(36)

Balance as of December 31, 2018	$(9)	$—	$(9)
Other comprehensive income (loss) before reclassifications:
Pre-tax amount	(22)	—	(22)
Tax provision (benefit)	(5)	—	(5)
After-tax amount	(17)	—	(17)
Amounts reclassified from accumulated other comprehensive income (loss)(1)	1	—	1
Net current period other comprehensive income (loss)	(16)	—	(15)
Balance as of September 30, 2019	$(25)	$—	$(25)

___________________________________

(1)Amounts are net of tax. See reclassifications out of AOCI below for further details.

Reclassifications out of AOCI included the following components for the periods indicated.

	Amounts Reclassified from Accumulated
	Other Comprehensive Income (Loss)
	Nine Months Ended
	September 30,		Consolidated Statements of
(In millions)	2020	2019	Operations and Comprehensive Income Location
Loss on interest rate swap contract	$(6)	$(2)	Interest expense
Impact of income taxes	2	—	Provision for income taxes
Total reclassifications related to derivatives	$(5)	$(1)
Total reclassifications for the period	$(5)	$(1)

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

We hedge the interest payments on a portion of our variable rate debt through the use of an interest rate swap agreement. Our interest rate swap contract is classified as a cash flow hedge, and, as such, it is recorded on the accompanying condensed consolidated statements of financial position as either an asset or liability at fair value, with changes in fair value recorded in AOCI. Cash flows related to the interest rate swap contract are classified as operating activities in the accompanying condensed consolidated statements of cash flows.

The effective portion of the gain or loss on our interest rate swap contract is recorded in AOCI. These amounts are reclassified into earnings in the same period or periods during which the hedged forecasted debt interest settlement affects earnings. See Note 14 to the accompanying condensed consolidated financial statements for the effective portion of the gain or loss on derivative instruments recorded in AOCI and for the amounts reclassified out of AOCI and into earnings. As the underlying forecasted transactions occur during the next 12 months, the unrealized hedging loss in AOCI expected to be recognized in earnings is $8 million, net of tax, as of September 30, 2020. The amounts that are ultimately reclassified into earnings will be based on actual interest rates at the time the positions are settled and may differ materially from the amount noted above.

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

The period-end carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The period-end carrying amount of short-term marketable securities also approximates fair value and consists of available-for-sale debt securities. Unrealized gains and losses are reported net of tax as a component of AOCI in the accompanying condensed consolidated statements of financial position. There were no allowances for credit losses for the nine months ended September 30, 2020 and 2019. The carrying amount of total debt was $976 million and $980 million, and the estimated fair value was $1,005 million and $1,031 million as of September 30, 2020 and December 31, 2019, respectively. The fair value of our debt is estimated based on available market prices for the same or similar instruments that are considered significant other observable inputs (Level 2) within the fair value hierarchy. The fair values presented reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value estimates presented in this report are based on information available to us as of September 30, 2020 and December 31, 2019.

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

We have not changed our valuation techniques for measuring the fair value of any financial assets and liabilities during the year. Transfers between levels, if any, are recognized at the end of the reporting period. There were no transfers between levels during the nine months ended September 30, 2020 and 2019.

The carrying amount and estimated fair value of our financial instruments that are recorded at fair value on a recurring basis for the periods presented are as follows:

			Estimated Fair Value Measurements
(In millions)	Statement of Financial Position Location	Carrying Value	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2020:
Financial Liabilities:
Interest rate swap contract	Other accrued liabilities	$10	$—	$10	$—
	Other long-term obligations	36	—	36	—
Total financial liabilities		$47	$—	$47	$—

As of December 31, 2019:
Financial Assets:
Investments in marketable securities	Marketable securities	$7	$7	$—	$—
Total financial assets		$7	$7	$—	$—
Financial Liabilities:
Interest rate swap contract	Other accrued liabilities	$5	$—	$5	$—
	Other long-term obligations	22	—	22	—
Total financial liabilities		$27	$—	$27	$—

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

Basic and diluted earnings per share are calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share data)	2020	2019	2020	2019
Net Income	$49	$61	$111	$134
Weighted-average common shares outstanding	85.3	84.7	85.2	84.6
Effect of dilutive securities:
RSUs	0.2	0.2	0.2	0.1
Stock options(1)	0.1	0.1	0.1	0.1
Weighted-average common shares outstanding - assuming dilution	85.6	84.9	85.5	84.8
Basic earnings per share	$0.57	$0.72	$1.30	$1.59
Diluted earnings per share	$0.57	$0.72	$1.29	$1.58

___________________________________

(1)Options to purchase 0.9 million and 0.7 million shares for the three and nine months ended September 30, 2020, respectively, and 0.3 million and 0.5 million shares for the three and nine months ended 2019, respectively, were not included in the diluted earnings per share calculation because their effect would have been anti-dilutive.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q, the audited consolidated and combined financial statements and related notes thereto included in our 2019 Form 10-K and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2019 Form 10-K. The cautionary statements discussed in “Cautionary Statement Concerning Forward-Looking Statements” and elsewhere in this report should be read as applying to all forward-looking statements wherever they appear in this report. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those factors discussed below and elsewhere in this report, particularly in “Cautionary Statement Concerning Forward-Looking Statements” as well as those factors discussed in “Risk Factors” included in Part I, Item 1A. “Risk Factors” in our 2019 Form 10-K and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

Overview

Frontdoor is the largest provider of home service plans in the U.S., as measured by revenue, and operates under the American Home Shield, HSA, OneGuard and Landmark brands. Our home service plans help our customers maintain their homes and protect against costly and unexpected breakdowns of essential home systems and appliances. Our home service plan customers subscribe to an annual service plan agreement that covers the repair or replacement of major components of up to 21 home systems and appliances, including electrical, plumbing, central HVAC systems, water heaters, refrigerators, dishwashers and ranges/ovens/cooktops. In 2019, we launched our new on-demand home services business, just recently rebranded as ProConnect, and we acquired Streem, a technology startup that uses augmented reality, computer vision and machine learning to help home service professionals more quickly and accurately diagnose breakdowns and complete repairs and to help real estate professionals consult with and provide virtual tours to potential buyers and agents. We serve over two million customers annually across all 50 states and the District of Columbia.

For the three months ended September 30, 2020 and 2019, we generated revenue, net income and Adjusted EBITDA of $440 million, $49 million and $91 million, respectively, and $407 million, $61 million and $106 million, respectively. For the nine months ended September 30, 2020 and 2019, we generated revenue, net income and Adjusted EBITDA of $1,151 million, $111 million and $238 million, respectively, and $1,065 million, $134 million and $255 million, respectively.

For the nine months ended September 30, 2020, our total operating revenue included 69 percent of revenue derived from existing customer renewals, while 18 percent and 12 percent were derived from new unit sales made in conjunction with existing home resale transactions and direct-to-consumer sales, respectively, and one percent was derived from other revenue streams.

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

Increased Customer Communications. Our contractor network has been designated by the U.S. Department of Homeland Security as “Essential Critical Infrastructure Workers” during the COVID-19 response and has consistently been deemed “essential” by state and local governments. As of today, we do not foresee significant disruption to our ability to provide services to our customers. Nevertheless, we are managing customer responses on a case-by-case basis, and actions may vary by location. To address virus-related concerns and ensure that we are handling the most critical service requests first, we established a special COVID-19 response team, increased customer communication and implemented safety screening protocols during the service initiation and delivery process.

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

Managing Supply Chain. We are navigating through industry-wide appliance availability trends and the resulting disruptions in our supply chain. We are closely monitoring the distribution of parts and replacement units and working with our suppliers to increase availability to us. We believe our multi-vendor strategy will help mitigate the impact on our business.

Financial Impact to our Business. While we did not experience a material impact on our results of operations and overall financial performance during the first quarter, during the second and third quarters of 2020, our financial condition and results of operations were adversely impacted by COVID-19 as follows:

•We experienced a decline in first-year real estate sales attributable, in part, to the adverse impact COVID-19 had on U.S. existing home sales. Due to the annual nature of our service plan agreements, the impact of this decline will carry forward into future periods.

•We experienced an increase in appliance and plumbing claims primarily due to the increased usage of home systems and appliances driven by state and local shelter at home orders and recommendations. In addition, industry-wide availability challenges in the appliance trade have caused increased cost pressure.

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

The COVID-19 situation remains very fluid, and we continue to adjust our response in real time. It remains difficult to predict the overall impact COVID-19 will have on our business. We anticipate a continued increase in claims and incremental wages at our contact centers due to the factors noted above.

Macroeconomic Conditions

Macroeconomic conditions that may affect customer spending patterns, and thereby our results of operations, include home sales, consumer confidence and employment rates. The COVID-19 pandemic has increased economic uncertainty in these areas. We believe our ability to acquire customers through the direct-to-consumer channel helps to mitigate the effects of downturns in the real estate market, while our nationwide presence limits the risk of poor economic conditions in any particular geography.

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

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2019 Form 10-K. There have been no material changes to our critical accounting policies for the nine months ended September 30, 2020, certain of which are described below.

Goodwill and Intangible Assets

In accordance with applicable accounting standards, goodwill and indefinite-lived intangible assets are not amortized and are subject to assessment for impairment by applying a fair-value-based test on an annual basis, or more frequently, if circumstances indicate a potential impairment. As of September 30, 2020, we do not believe there are any circumstances, including those related to COVID-19, that would indicate a potential impairment of our goodwill or indefinite-lived intangible assets. We will continue to monitor the macroeconomic impacts on our business in our ongoing evaluation of potential impairments.

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

Results of Operations

Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019

	Three Months Ended		Increase
	September 30,		(Decrease)	% of Revenue
(In millions)	2020	2019	2020 vs. 2019	2020	2019
Revenue	$440	$407	8%	100%	100%
Cost of services rendered	225	201	12	51	49
Gross Profit	215	206	4	49	51
Selling and administrative expenses	129	104	24	29	26
Depreciation and amortization expense	7	6	12	2	2
Interest expense	14	16	(10)	3	4
Interest and net investment income	—	(2)	*	—	—
Income before Income Taxes	65	82	(21)	15	20
Provision for income taxes	16	21	(24)	4	5
Net Income	$49	$61	(20)%	11%	15%

________________________________

*     not meaningful

Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

	Nine Months Ended		Increase
	September 30,		(Decrease)	% of Revenue
(In millions)	2020	2019	2020 vs. 2019	2020	2019
Revenue	$1,151	$1,065	8%	100%	100%
Cost of services rendered	572	526	9	50	49
Gross Profit	579	539	7	50	51
Selling and administrative expenses	358	297	21	31	28
Depreciation and amortization expense	25	18	35	2	2
Restructuring charges	4	—	*	—	—
Spin-off charges	—	1	*	—	—
Interest expense	43	47	(8)	4	4
Interest and net investment loss (income)	1	(5)	*	—	—
Income before Income Taxes	148	180	(18)	13	17
Provision for income taxes	37	46	(19)	3	4
Net Income	$111	$134	(18)%	10%	13%

________________________________

*     not meaningful

Revenue

We reported revenue of $440 million and $407 million for the three months ended September 30, 2020 and 2019, respectively, and $1,151 million and $1,065 million for the nine months ended September 30, 2020 and 2019, respectively. Revenue by major customer acquisition channel is as follows:

Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019

	Three Months Ended
	September 30,
(In millions)	2020	2019	Increase (Decrease)
Renewals	$303	$278	$25	9%
Real estate(1)	76	77	(1)	(2)
Direct-to-consumer(1)	56	50	6	13
Other	4	2	2	*
Total revenue	$440	$407	$33	8%

________________________________

* not meaningful

(1)First-year revenue only.

Revenue increased eight percent for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, primarily driven by higher renewal revenue due to growth in the number of renewed home service plans, partly a result of customer retention improvement initiatives, and improved price realization. The decrease in real estate revenue reflects a decline in the number of first-year real estate home service plans, due, in part, to the adverse impact COVID-19 had on U.S. existing home sales during the second quarter, offset, in part, by improved price realization. The increase in direct-to-consumer revenue reflects growth in the number of first-year direct-to-consumer home service plans, mostly driven by increased investments in marketing, and improved price realization.

Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

	Nine Months Ended
	September 30,
(In millions)	2020	2019	Increase (Decrease)
Renewals	$792	$722	$70	10%
Real estate(1)	206	206	(1)	—
Direct-to-consumer(1)	143	131	12	9
Other	10	6	4	*
Total revenue	$1,151	$1,065	$86	8%

________________________________

* not meaningful

(1)First-year revenue only.

Revenue increased eight percent for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily driven by higher renewal revenue due to growth in the number of renewed home service plans, partly a result of customer retention improvement initiatives, and improved price realization. The decrease in real estate revenue reflects a decline in the number of first-year real estate home service plans, due, in part, to the adverse impact COVID-19 had on U.S. existing home sales during the second quarter, offset, in part, by improved price realization. The increase in direct-to-consumer revenue reflects growth in the number of first-year direct-to-consumer home service plans, mostly driven by increased investments in marketing, and improved price realization.

Growth in number of home service plans and customer retention rate are presented below.

	As of
	September 30,
	2020	2019
Growth in number of home service plans	4%	3%
Customer retention rate	76%	74%

Cost of Services Rendered

We reported cost of services rendered of $225 million and $201 million for the three months ended September 30, 2020 and 2019, respectively, and $572 million and $526 million for the nine months ended September 30, 2020 and 2019, respectively. The following tables provide a summary of changes in cost of services rendered:

Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019

(In millions)
Three Months Ended September 30, 2019	$201
Impact of change in revenue	5
Contract claims costs	19
Three Months Ended September 30, 2020	$225

The increase in contract claims costs primarily reflects higher incidence in the appliance and plumbing trades, which is primarily a result of customers sheltering at home in response to COVID-19, increased cost pressures in the appliance trade due to industry-wide availability challenges and normal inflation. Contract claims costs also reflects a favorable weather impact of approximately $1 million and process improvement benefits.

Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

(In millions)
Nine Months Ended September 30, 2019	$526
Impact of change in revenue	15
Contract claims costs	31
Nine Months Ended September 30, 2020	$572

The increase in contract claims costs reflects higher incidence in the second and third quarters of 2020 in the appliance and plumbing trades, which is primarily a result of customers sheltering at home in response to COVID-19, increased cost pressures in the appliance trade due to industry-wide availability challenges and normal inflation. Contract claims costs also reflects a favorable weather impact of approximately $6 million, process improvement benefits and lower incidence in the heating trade in the first quarter of 2020.

Selling and Administrative Expenses

We reported selling and administrative expenses of $129 million and $104 million for the three months ended September 30, 2020 and 2019, respectively, and $358 million and $297 million for the nine months ended September 30, 2020 and 2019, respectively. For the three months ended September 30, 2020 and 2019, selling and administrative expenses comprised sales, marketing and customer service costs of $97 million and $75 million, respectively, and general and administrative expenses of $32 million and $29 million, respectively. For the nine months ended September 30, 2020 and 2019, selling and administrative expenses comprised sales, marketing and customer service costs of $261 million and $213 million, respectively, and general and administrative expenses of $97 million and $84 million, respectively. The following tables provide a summary of changes in selling and administrative expenses:

Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019

(In millions)
Three Months Ended September 30, 2019	$104
Sales and marketing costs	16
Customer service costs	6
Stock-based compensation expense	2
General and administrative costs	1
Three Months Ended September 30, 2020	$129

The increase in sales and marketing costs was primarily driven by higher targeted marketing spend to drive sales growth in the direct-to-consumer channel. The increase in customer service costs was primarily related to managing a higher number of service requests and investments in customer retention initiatives. General and administrative costs increased compared to prior year primarily due to investments in technology.

Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

(In millions)
Nine Months Ended September 30, 2019	$297
Sales and marketing costs	36
Customer service costs	12
Stock-based compensation	6
Secondary offering costs	(2)
General and administrative costs	8
Nine Months Ended September 30, 2020	$358

The increase in sales and marketing costs was primarily driven by higher targeted marketing spend to drive sales growth in the direct-to-consumer channel. The increase in customer service costs was primarily related to managing a higher number of service requests and investments in customer retention initiatives. General and administrative costs increased compared to prior year primarily due to investments in technology and higher personnel costs, offset, in part, by lower professional fees.

Depreciation Expense

Depreciation expense was $5 million for each of the three months ended September 30, 2020 and 2019 and $16 million and $13 million for the nine months ended September 30, 2020 and 2019, respectively.

Amortization Expense

Amortization expense was $2 million and $1 million for the three months ended September 30, 2020 and 2019, respectively, and $9 million and $5 million for the nine months ended September 30, 2020 and 2019, respectively. For the nine months ended September 30, 2020, the increase was primarily due to amortization of intangible assets recognized from our acquisition of Streem.

Restructuring Charges

Restructuring charges were less than $1 million for each of the three months ended September 30, 2020 and 2019, and $4 million and less than $1 million for the nine months ended September 30, 2020 and 2019, respectively.

For the three months ended September 30, 2020, restructuring charges primarily comprised accelerated depreciation of certain technology systems driven by efforts to enhance our technological capabilities.

For the nine months ended September 30, 2020, restructuring charges comprised lease termination costs and severance and other costs related to the decision to consolidate certain operations of Landmark with those of OneGuard, which was completed during the first quarter of 2020, as well as accelerated depreciation of certain technology systems.

For the three and nine months ended September 30, 2019, restructuring charges comprised severance costs.

Interest Expense

Interest expense was $14 million and $16 million for the three months ended September 30, 2020 and 2019, respectively, and $43 million and $47 million for the nine months ended September 30, 2020 and 2019, respectively. For the three and nine months ended September 30, 2020, the decrease was due to a decline in interest rates on the unhedged portion of our variable rate debt.

Interest and Net Investment (Income) Loss

Interest and net investment (income) loss reflects income of less than $1 million and $2 million for the three months ended September 30, 2020 and 2019, respectively, and a loss of $1 million for the nine months ended September 30, 2020 and income of $5 million for the nine months ended September 30, 2019. For the three months ended September 30, 2020 and 2019 and the nine months ended September 30, 2019, amounts primarily comprised interest on our investment portfolio. For the nine months ended September 30, 2020, amounts primarily comprised a $3 million loss on investment, offset, in part, by interest on our investment portfolio.

Provision for Income Taxes

The effective tax rate on income was 24.8 percent and 25.7 percent for the three months ended September 30, 2020 and 2019, respectively, and 25.1 percent and 25.5 percent for the nine months ended September 30, 2020 and 2019, respectively. The decrease in the effective tax rates for the three and nine months ended September 30, 2020 compared to 2019 is primarily due to a decrease in our state and local effective tax rates.

Net Income

Net income was $49 million and $61 million for the three months ended September 30, 2020 and 2019, respectively, and $111 million and $134 million for the nine months ended September 30, 2020 and 2019, respectively. For the three and nine months ended September 30, 2020 compared to 2019, the decrease was driven by the aforementioned operating results, offset, in part, by a decrease in the provision for income taxes as a result of lower income before income taxes.

Adjusted EBITDA

Adjusted EBITDA was $91 million and $106 million for the three months ended September 30, 2020 and 2019, respectively, and $238 million and $255 million for the nine months ended September 30, 2020 and 2019, respectively. The following tables provide a summary of changes in our Adjusted EBITDA:

Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019

(In millions)
Three Months Ended September 30, 2019	$106
Impact of change in revenue	28
Contract claims costs	(19)
Sales and marketing costs	(16)
Customer service costs	(6)
General and administrative costs	(1)
Other	(2)
Three Months Ended September 30, 2020	$91

The increase in contract claims costs primarily reflects higher incidence in the appliance and plumbing trades, which is primarily a result of customers sheltering at home in response to COVID-19, increased cost pressures in the appliance trade due to industry-wide availability challenges and normal inflation. Contract claims costs also reflects a favorable weather impact of approximately $1 million and process improvement benefits.

The increase in sales and marketing costs was primarily driven by higher targeted marketing spend to drive sales growth in the direct-to-consumer channel. The increase in customer service costs was primarily related to managing a higher number of service requests and investments in customer retention initiatives. General and administrative costs increased compared to prior year primarily due to investments in technology. Other primarily consists of interest and net investment income.

Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

(In millions)
Nine Months Ended September 30, 2019	$255
Impact of change in revenue	71
Contract claims costs	(31)
Sales and marketing costs	(36)
Customer service costs	(12)
General and administrative costs	(7)
Other	(2)
Nine Months Ended September 30, 2020	$238

The increase in contract claims costs reflects higher incidence in the second and third quarters of 2020 in the appliance and plumbing trades, which is primarily a result of customers sheltering at home in response to COVID-19, increased cost pressures in the appliance trade due to industry-wide availability challenges and normal inflation. Contract claims costs also reflects a favorable weather impact of approximately $6 million, process improvement benefits and lower incidence in the heating trade in the first quarter of 2020.

The increase in sales and marketing costs was primarily driven by higher targeted marketing spend to drive sales growth in the direct-to-consumer channel. The increase in customer service costs was primarily related to managing a higher number of service requests and investments in customer retention initiatives. General and administrative costs increased compared to prior year primarily due to investments in technology and higher personnel costs, offset, in part, by lower professional fees. Other primarily consists of interest and net investment income.

A reconciliation of Net Income to Adjusted EBITDA is presented below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2020	2019	2020	2019
Net Income	$49	$61	$111	$134
Depreciation and amortization expense	7	6	25	18
Restructuring charges	—	—	4	—
Spin-off charges	—	—	—	1
Provision for income taxes	16	21	37	46
Non-cash stock-based compensation expense	4	2	13	7
Interest expense	14	16	43	47
Secondary offering costs	—	—	—	2
Other non-operating expenses(1)	—	—	5	—
Adjusted EBITDA	$91	$106	$238	$255

 ________________________________

(1)Other non-operating expenses for the nine months ended September 30, 2020 includes (a) a loss on investment of $3 million, (b) incremental direct costs related to COVID-19 of $1 million, which were temporary in nature and primarily related to incremental health and childcare benefits for our employees and hoteling costs related to our offshore business process outsourcers and (c) acquisition-related transaction costs of $1 million. There were no such charges for the three months ended September 30, 2020 or the three and nine months ended September 30, 2019.

Liquidity and Capital Resources

Liquidity

A substantial portion of our liquidity needs are due to debt service requirements on our indebtedness. The Credit Agreement, as well as the Indenture, contain covenants that limit or restrict our ability, including the ability of certain of our subsidiaries, to incur additional indebtedness, repurchase debt, incur liens, sell assets, make certain payments (including dividends) and enter into transactions with affiliates. As of September 30, 2020, we were in compliance with the covenants under the agreements that were in effect on such date. We do not believe that COVID-19 will affect our ongoing ability to meet the covenants in our debt instruments, including our Credit Agreement and Indenture.

Cash and short-term marketable securities totaled $551 million and $434 million as of September 30, 2020 and December 31, 2019, respectively. Cash and short-term marketable securities include balances associated with regulatory requirements in our business. See “—Limitations on Distributions and Dividends by Subsidiaries.” As of September 30, 2020 and December 31, 2019, the total net assets subject to these third-party restrictions was $176 million and $168 million, respectively. As of September 30, 2020, there were no letters of credit outstanding and there was $250 million of available borrowing capacity under the Revolving Credit Facility. Available liquidity was $624 million at September 30, 2020, consisting of $374 million of cash not subject to third-party restrictions and $250 million of available borrowing capacity under the Revolving Credit Facility. We currently believe that cash generated by operations, our cash on hand and available borrowing capacity under the Revolving Credit Facility at September 30, 2020 will provide us with sufficient liquidity to meet our obligations for the foreseeable future.

We closely monitor the performance of our investment portfolio. From time to time, we review the statutory reserve requirements to which our regulated entities are subject and any changes to such requirements. These reviews may result in identifying current reserve levels above or below minimum statutory reserve requirements, in which case we may adjust our reserves. The reviews may also identify opportunities to satisfy certain regulatory reserve requirements through alternate financial vehicles.

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

	Nine Months Ended
	September 30,
(In millions)	2020	2019
Net cash provided from (used for):
Operating activities	$154	$154
Investing activities	(25)	(19)
Financing activities	(6)	(6)
Cash increase during the period	$123	$129

Operating Activities

Net cash provided from operating activities was $154 million for each of the nine months ended September 30, 2020 and 2019.

Net cash provided from operating activities in 2020 comprised $155 million in earnings adjusted for non-cash charges, offset, in part, by a $1 million increase in cash required for working capital. See “Liquidity—Financial Position” for further details.

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

Investing Activities

Net cash used for investing activities was $25 million and $19 million for the nine months ended September 30, 2020 and 2019, respectively.

Capital expenditures increased to $26 million for the nine months ended September 30, 2020, compared to $15 million for the nine months ended September 30, 2019, and included recurring capital needs and technology projects. We expect capital expenditures for the full year 2020 relating to recurring capital needs and the continuation of investments in information systems and productivity enhancing technology to be approximately $35 million to $40 million. We have no additional material capital commitments at this time.

Cash flows provided from purchases, sales and maturities of securities, net, for the nine months ended September 30, 2020 and 2019 were $7 million and $3 million, respectively, and were driven by the maturities of marketable securities. There were no sales of marketable securities in the nine months ended September 30, 2020 and 2019.

Cash payments for business acquisitions, net of cash acquired, were $5 million for the nine months ended September 30, 2020, compared to $3 million for the nine months ended September 30, 2019, and represent ongoing strategic investments in our business. The business acquisition in the nine months ended September 30, 2020 was made to expand our on-demand offering.

Cash flows used for other investing activities for the nine months ended September 30, 2019 were $3 million and represent ongoing strategic investments in our business.

Financing Activities

Net cash used for financing activities was $6 million for each of the nine months ended September 30, 2020 and 2019 and primarily consisted of payments on debt and finance lease obligations.

Contractual Obligations

Our 2019 Form 10-K includes disclosures of our contractual obligations and commitments as of December 31, 2019. We continue to make the contractually required payments, and, therefore, the 2020 obligations and commitments described in our 2019 Form 10-K have been reduced by the required payments.

As of September 30, 2020, we have entered into additional leases as a lessee for real estate, some of which have not yet commenced, with lease terms between three and seven years. Remaining rent payments are expected to commence during the fourth quarter of 2020 and first quarter of 2021. These leases will result in future non-cancelable operating lease payments of $2 million in 2021 and $9 million in the years thereafter (2022-2028).

Financial Position

The following discussion describes changes in our financial position from December 31, 2019 to September 30, 2020:

•Cash and cash equivalents increased from prior year levels, primarily due to cash provided from operating activities.

•The Contract asset is due to the recognition of monthly-pay customer revenue on an other-than-straight-line basis to match the timing of cost recognition.

•Intangible Assets, net decreased from prior year levels, primarily due to changes in the valuations of certain intangible assets related to our acquisition of Streem. See Note 7 to the condensed consolidated financial statements included in Part I, Item 1 of this report for further information regarding acquisitions.

•Accounts payable increased from prior year levels, reflecting the timing of trade payables due to the seasonality of our business.

•Home service plan claims increased from prior year levels, reflecting the seasonality of contract claims, which increased amounts due to contractors and suppliers, as well as the timing of claims due to industry-wide availability challenges in the appliance trade.

•Other long-term liabilities increased from prior year levels, primarily due to the change in the valuation of our interest rate swap. See Note 16 to the condensed consolidated financial statements included in Part I, Item 1 of this report for more information.

•Total shareholders’ equity was a deficit of $71 million as of September 30, 2020 compared to a deficit of $179 million as of December 31, 2019. The increase was primarily driven by the $111 million of net income generated during the nine months ended September 30, 2020 which reduced our accumulated deficit. See the condensed consolidated statements of changes in (deficit) equity included in Part I, Item 1 of this report for further information.

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any significant off-balance sheet arrangements.

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

Date: November 5, 2020

frontdoor, inc.
(Registrant)

By:	/s/ Brian K. Turcotte
Brian K. Turcotte
Senior Vice President and Chief Financial Officer (Principal Financial Officer)