Form 10-K
period 2020-12-31
frontdoor, inc.
filed 2021-02-23
CIK 1727263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________________________________________

FORM 10-K

________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    Yes ☐   No ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐   No ☒

As of June 30, 2020, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the closing price, was approximately $3.8 billion.

As of February 19, 2021, there were 85,516,062 shares outstanding of the registrant’s common stock, par value $0.01 per share.

Documents incorporated by reference:

Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2021 annual meeting of stockholders (the “Proxy Statement”) are incorporated by reference into Part III hereof. Such Proxy Statement will be filed within 120 days of the registrant’s fiscal year ended December 31, 2020.

frontdoor, inc.

Annual Report on Form 10-K

GLOSSARY OF TERMS AND SELECTED ABBREVIATIONS

In order to aid the reader, we have included certain terms and abbreviations used throughout this Annual Report on Form 10-K below:

Term/Abbreviation	Definition
2026 Notes	6.750% senior notes in the aggregate principal amount of $350 million
AOCI	Accumulated other comprehensive income or loss
ASC	FASB Accounting Standards Codification
ASC 326	ASC Topic 326, Financial Instruments–Credit Losses
ASC 606	ASC Topic 606, Revenue from Contracts with Customers
ASC 740	ASC Topic 740, Income Taxes
ASU	FASB Accounting Standards Update
ASU 2016-13	ASU 2016-13, Financial Instruments–Credit Losses (Topic 326)
ASU 2018-15	ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract
ASU 2020-04	ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting
Code	Internal Revenue Code of 1986, as amended
Credit Agreement	The agreements governing the Term Loan Facility and the Revolving Credit Facility
Credit Facilities	The Term Loan Facility together with the Revolving Credit Facility
ESPP	frontdoor, inc. 2019 Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	U.S. Financial Accounting Standards Board
Former Parent	Terminix
HVAC	Heating, ventilation and air conditioning
Indenture	The indenture and supplemental indenture between frontdoor, inc. and Wilmington Trust, National Association as trustee, that governs the 2026 Notes
IRS	Internal Revenue Service
LIBOR	London Inter-bank Offered Rate
NASDAQ	Nasdaq Global Select Market
Omnibus Plan	frontdoor, inc. 2018 Omnibus Incentive Plan
Parent Company	frontdoor, inc.
ProConnect	Our membership-based home services business, which includes on-demand home services offerings, marketed under the American Home Shield ProConnect brand name and other names
Registration Statement	Registration Statement on Form 10 (File No. 001-38617), filed with the SEC, for frontdoor, inc., as amended, on August 1, 2018
Revolving Credit Facility	$250 million revolving credit facility
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Streem	Streem, LLC, our technology business that uses augmented reality, computer vision and machine learning to provide services
Term Loan Facility	$650 million senior secured term loan facility
Terminix	Terminix Global Holdings, Inc. (formerly known as ServiceMaster Global Holdings, Inc.), a Delaware corporation, and its consolidated subsidiaries
TTC	The Terminix Company, LLC, a subsidiary of Terminix (formerly The ServiceMaster Company, LLC)
U.S. or United States	United States of America
U.S. GAAP	Accounting principles generally accepted in the United States of America

In this Annual Report on Form 10-K, unless the context indicates otherwise, references to “we,” “us,” “our,” “Frontdoor,” and the “Company” refer to frontdoor, inc., a Delaware corporation, and its consolidated subsidiaries. References to our historical business and operations prior to the distribution refer to the business and operations of Terminix’s American Home Shield business that was transferred to Frontdoor. References in this Annual Report on Form 10-K to “Spin-off” refer to Terminix’s separation and distribution of the ownership and operations of the businesses operated under the American Home Shield, HSA, OneGuard and Landmark Home Warranty brand names (referred to herein as the “Separated Business”) into Frontdoor, which was completed on October 1, 2018. References in this Annual Report on Form 10-K to the “separation” refer to the separation of the American Home Shield business from Terminix’s other businesses. References in this Annual Report on Form 10-K to the “distribution” refer to the distribution on October 1, 2018 of shares of Frontdoor common stock to Terminix stockholders on a pro rata basis.

We hold various service marks, trademarks and trade names, such as frontdoor™, American Home Shield®, HSA™, OneGuard®, Landmark Home Warranty®, ProConnect™, Streem® and the Frontdoor logo. Solely for convenience, the service marks, trademarks and trade names referred to in this Annual Report on Form 10-K are presented without the SM, ®, and TM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensors to these service marks, trademarks and trade names. All service marks, trademarks and trade names appearing in this Annual Report on Form 10-K are the property of their respective owners.

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

You should read this Annual Report on Form 10-K completely and with the understanding that actual future results may be materially different from expectations. All forward-looking statements made in this Annual Report on Form 10-K are qualified by these cautionary statements. These forward-looking statements are made only as of the date of this Annual Report on Form 10-K, and we do not undertake any obligation, other than as may be required by law, to update or revise any forward-looking or cautionary statements to reflect changes in assumptions, the occurrence of events, unanticipated or otherwise, and changes in future operating results over time or otherwise. For a discussion of other important factors that could cause our results to differ materially from those expressed in, or implied by, the forward-looking statements included in this report, you should refer to the risks and uncertainties detailed below and from time to time in our periodic reports filed with the SEC as well as the disclosure contained under the heading “Risk Factors” included in Item 1A of this Annual Report on Form 10-K.

SUMMARY OF MATERIAL RISKS

Factors, risks, trends and uncertainties that make an investment in us speculative or risky and that could cause actual results or events to differ materially from those anticipated in our forward-looking statements include the matters described under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in addition to the following other factors, risks, trends and uncertainties:

•risks related to the recent novel coronavirus disease (“COVID-19”) pandemic;

•changes in the source and intensity of competition in our market;

•weakening general economic conditions, especially as they may affect existing home sales, unemployment and consumer confidence or spending levels;

•our ability to successfully implement our business strategies;

•our ability to attract, retain and maintain positive relations with third-party contractors and vendors;

•adverse weather conditions and Acts of God;

•failure of our marketing efforts to be successful or cost-effective;

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

•increases in parts, appliance and home system prices, and other operating costs;

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

•tax liabilities and potential indemnification of Terminix for material taxes if the distribution fails to qualify as tax-free;

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

PART I

ITEM 1. BUSINESS

Overview

Frontdoor is the leading provider of home service plans in the United States, as measured by revenue, and operates under the American Home Shield, HSA, OneGuard and Landmark brands. Our customizable home service plans help customers protect and maintain their homes, typically their most valuable asset, from costly and unplanned breakdowns of essential home systems and appliances. We maintain close and frequent contact with our customers as we handle over four million service requests annually utilizing our nationwide network of approximately 17,500 pre-qualified professional contractor firms in a wide range of trades and with diverse skills and capabilities. Our value proposition to our professional contractor network is equally compelling as we provide them access to our significant work volume, thus increasing their business activity while enhancing their ability to manage their financial and human capital resources. We realize significant economies of scale as a result of our volume of service requests, and we intend to leverage our enhanced customer- and contractor-centric technology platform, robust independent contractor network, existing customer base, purchasing volume for parts, appliances and home systems, and extensive history and deep understanding of the home services industry to generate sustained growth of our core home service plan business. We also plan to continue to leverage these unique attributes to expand our ProConnect on-demand home services business, which we launched in 2019, and to continuously develop and refine our advanced customer- and contractor-centric Streem technology platform to enhance the experience for our customers, our contractors and our partner real estate brokers and agents. Our Streem technology platform uses augmented reality, computer vision and machine learning to, among other things, help home service professionals more quickly and accurately diagnose breakdowns and complete repairs and is extensible to many industries to help them better serve their customers virtually.

At December 31, 2020, we had over two million active home service plans across all 50 states and the District of Columbia. Our home service plan customers subscribe to an annual service plan agreement that covers the repair or replacement of major components of more than 20 home systems and appliances, including electrical, plumbing, central HVAC systems, water heaters, refrigerators, dishwashers and ranges/ovens/cooktops, as well as optional coverages for electronics, pools, spas and pumps. Given the potentially high cost of a major appliance or home system breakdown, the cumbersome process of vetting and hiring a qualified repair professional and, typically, the lack of a formal guarantee for services performed, our customers place high value on the budget protection, peace of mind, convenience, repair expertise and service guarantee our home service plans deliver. As homes become increasingly complex and connected, and the needs of our customers continue to expand, we believe our ability to innovate through upgraded product offerings, differentiated service offerings and channel diversification will continue to drive customer growth and retention. The expansion of our home service plan offerings and the utilization of dynamic pricing algorithms, as well as our investments in our nascent Streem platform business and our ProConnect on-demand business, well position us to capture this growth.

Our multi-faceted value proposition resonates with a broad customer demographic, regardless of home price, income level, geographic location or age. We acquire our customers through our partner real estate brokers and directly by advertising and marketing through our direct-to-consumer (“DTC”) channel. As a result of our strong customer value proposition, 69 percent of our revenue in 2020 was recurring, in line with historical averages, driving consistency and predictability in our revenues. In addition, a significant majority of our home service plan customers automatically renew on an annual basis.

As of December 31, 2020, we had approximately 17,500 pre-qualified professional contractor firms in our nationwide network in a wide range of trades and with diverse skills and capabilities. We are highly selective with onboarding new contractor firms into our service network and continuously monitor service quality through a set of rigorous performance measures, relying heavily on direct customer feedback. We classify a subset of our independent contractor network as “preferred,” representing firms that meet our highest quality standards and are often long-tenured providers with us. Approximately 82 percent of service requests were completed by our preferred contractor network in 2020, driving higher customer satisfaction and retention rates, as well as delivering lower costs. We intend to leverage our leading contractor base to expand into home improvement and maintenance services through both our home service plans and on-demand services.

For the year ended December 31, 2020, we generated revenue, net income and Adjusted EBITDA of $1,474 million, $112 million and $270 million, respectively. For a reconciliation of Adjusted EBITDA to net income, see "Item 6. Selected Financial Data."

Our Opportunity

Frontdoor operates within the $400 billion revenue U.S. home services industry, of which the U.S. home service plan category currently represents approximately $3 billion. We view increased penetration of the U.S. home service plan category as a long-term growth opportunity. This category is currently characterized by low household penetration with approximately five million of 127 million U.S. households (owner-occupied homes and rentals), or approximately four percent, covered by a home service plan. In addition, we believe that increasingly complex home systems and appliances, as well as consumer preference for budget protection and convenience, will emphasize the value proposition of pre-qualified professional repair services and, accordingly, the coverage benefits offered by a home service plan.

We also believe that we are well-positioned to capitalize on our leading position in the home service plan category to provide services to consumers in the broader home services industry. As consumer demand shifts toward more convenient, outsourced services, and as demand for homes continues to be fueled by low interest rates and families leaving urban centers in favor of more suburban areas, we believe we have an opportunity as a reliable, scaled service provider with a national, pre-qualified professional service provider network to expand further into on-demand services through our ProConnect offering. We expect ProConnect to leverage the quality, trust and brand awareness of American Home Shield to dramatically scale our on-demand offering, allowing us to maximize existing traffic and improve search result ratings for ProConnect. Many of the unique visitors to our website do not purchase a home service plan, and we believe ProConnect may capture some of those prospective customers who might still need home maintenance and repair services.

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

Our Competitive Strengths

We believe the following competitive strengths have been instrumental to our success and position us for future growth:

Leader in Large, Fragmented and Growing Category. We are the leader in the U.S. home service plan category. Over the past five decades, we have developed a marketplace reputation built on the strength of our brands, our customer and contractor value proposition and our service quality. As a result, we enjoy industry-leading brand awareness and offer high-quality customer service, both of which are key drivers of the success of our customer acquisition and retention efforts. Our size and scale help facilitate contractor selection and purchasing volume for parts, appliances and home systems, as well as the ability to realize marketing and operating efficiencies.

High-Value Service Offerings. We provide our customers with a compelling value proposition by offering financial protection against unplanned and expensive home repairs, coupled with the convenience of having repairs completed by experienced professionals whose quality levels are continuously monitored and guaranteed by us. In contrast with insurance products that have low frequency of use, we pay claims on behalf of our home service plan customers more than once per year, on average. We believe this high level of engagement reinforces our customer value proposition and leads to improved retention rates. We believe our customer retention rate is further evidence of the value our customers place on our service and the quality of execution that we provide.

Technology-Enabled Platform Drives Efficiency and Quality of Service. We are focused on constantly improving the customer and contractor experience. We continuously develop and refine our advanced customer- and contractor-centric technology platform to enhance the experience for our customers, our contractors and our partner real estate brokers and agents. Our platform allows customers to purchase and utilize a home service plan, electronically chat with a representative, pay bills and track the progress of their service requests, all from their smartphone or other device. Our contractors use this platform to interact with us and to more efficiently and effectively serve our customers, and real estate brokers utilize our platform to facilitate the purchase of home service plans.

Our technological capabilities are enhanced by our Streem technology platform, which uses augmented reality, computer vision and machine learning to help home service professionals more quickly and accurately diagnose breakdowns and complete repairs. In addition, Streem enables homeowners to use their smartphone cameras to instantly connect with a service professional who can remotely see the item that needs attention and capture a variety of important details about the item, potentially helping to reduce the time required for completing repairs and even eliminating the need for a technician to visit the home by offering a simple do-it-yourself solution. For real estate professionals, an agent can connect remotely with a home seller, lead a virtual tour and guide the owner to areas that need closer inspection, all while allowing the creation of high-definition digital assets that future buyers can view remotely without ever entering the home. In 2020, in response to the COVID-19 pandemic, we provided this technology to our strategic real estate brokerage partners free of charge to enable them to safely serve their customers, which we expect will deepen these relationships and increase long-term growth in our real estate channel.

We believe our technology-enabled platform provides a foundation for operational and customer service excellence, ultimately driving customer and contractor retention and growth.

Multi-Channel Sales and Marketing Approach Supported by Sophisticated Customer Analytics. Our multi-channel sales and marketing approach is designed to understand our customers’ key decision points during the purchase of home services to generate revenue and build brand value.

In the real estate channel, we leverage marketing and information service arrangements and a team of field-based sales associates and leaders to train, educate and market our plans through real estate brokers and agents at both a local and national level. We have strategic relationships with each of the top ten real estate brokers in the United States, and we view these strategic relationships as a valuable aspect of our sales model.

In the DTC channel, lead generation has benefited from increased and more efficient marketing spending as well as improved digital marketing. We increasingly utilize sophisticated consumer analytics and testing models that allow us to more effectively segment our prospective customers and deliver tailored marketing campaigns. In addition, we have deployed more sophisticated marketing tools to attract customers, including content marketing, online reputation management and social media channels. The efficacy of our marketing efforts is demonstrated by our ability to cost-effectively generate quality leads and online sales.

Diverse, Recurring and Stable Revenue Streams. We acquire new customers through two channels, real estate and DTC, and we have sales in all 50 states and the District of Columbia. We believe our ability to acquire customers through the DTC channel helps to mitigate the effect of potential cyclicality in the home resale market and our nationwide presence limits the impact of poor economic conditions or adverse weather conditions in any particular geography. We also benefit from predictable and recurring revenue as our customers typically sign annual contracts and 69 percent of our revenue was generated through existing customer renewals in 2020, in line with historical averages. Additionally, approximately 72 percent of our customers are on a monthly auto-pay program. Auto-pay customers historically have been more likely to renew than non-auto-pay customers. Our business model continues to prove resilient through various business cycles as evidenced by our eight percent annual revenue growth from 2019 to 2020, during which time the COVID-19 pandemic had an adverse impact on U.S. existing home sales during the second quarter of 2020 and on the broader economy throughout 2020. In comparison, our annual revenue growth during the Global Financial Crisis of 2008 and 2009 was four percent and two percent, respectively.

Capital-Light Business Model. Our business model generates strong Adjusted EBITDA margins and favorable working capital and requires limited capital expenditures. As such, we have a capital-light business model that drives potential for strong cash flow generation. We may, from time to time, make more significant investments in capability-expanding technology, including continued investments in our technology-enabled platform to drive efficiency and quality of service. Net cash provided from operating activities was $207 million for the year ended December 31, 2020 compared to $200 million for the year ended December 31, 2019 and $189 million for the year ended December 31, 2018. Free Cash Flow was $175 million, $178 million and $163 million for the years ended December 31, 2020, 2019 and 2018, respectively. For a reconciliation of Free Cash Flow to net cash provided from operating activities, see “Item 6. Selected Financial Data.”

Experienced Management Team. We have a management team of highly experienced leaders who have strong track records in a wide variety of industries and economic conditions. Our management team is highly focused on execution and driving growth and profitability, and, as such, our compensation structure is tied to key performance metrics that are designed to incentivize senior management to drive the long-term success of our business. Our chief executive officer brings direct experience from industry-leading companies like Lyft and Amazon. He is well versed in scaling large businesses, leveraging technology to innovate and grow and building on-demand marketplaces. Our chief financial officer has over 20 years as a finance executive and eight years with our core business, bringing deep industry insights, continuity and financial acumen. Since the Spin-off, we have continued to build a senior management team composed of individuals with significant expertise and experience building and scaling technology-enabled businesses. Our senior leaders also possess significant experience in consumer discretionary businesses and industry insights, which we believe will help drive growth and innovation across our organization. We believe our management team has the vision and experience to position us for continued success and to implement and execute our business strategies over the long term.

Our Business Strategies

We intend to profitably grow our business by:

Increasing Our Home Service Plan Penetration. We intend to further increase our home service plan penetration by making strategic investments to educate consumers on our compelling value proposition, targeting homeowners more effectively, further improving the customer experience and attracting new real estate brokers and contractors. In addition, we see an opportunity to expand our repair services to property managers who currently use our services through individual home service plans by helping them aggregate such plans and better manage their utilization of our services. Further, we believe our ProConnect business provides us more opportunities to introduce customers to our overall home service plan value proposition.

Delivering Superior Customer Experience. We will continue to improve the customer experience by investing in our integrated technology platform, self-service capabilities, business intelligence platforms, customer care center operations and contractor management systems. These targeted investments are expected to result in an enhanced customer experience by providing a more convenient service and improving contractor efficiencies and engagement. We believe these initiatives will lead to improved retention rates, cost-savings, more grassroots marketing and the opportunity to deliver additional services to satisfied customers.

Growing Our Supply Network of Independent Contractors. We will continue to grow our high-quality network of pre-qualified professional contractor firms in a wide range of trades and with diverse skills and capabilities. Our contractor relations team utilizes a highly selective process to choose new contractor firms and continuously monitors their service quality. We believe growing our contractor base within existing service locations and in new geographies, while maintaining service excellence, will drive further penetration of our home service plans and ProConnect business and differentiate our product offering relative to competitors.

Continuing Digital Innovation. We are continuing to invest in digital innovation to further increase the ease-of-use of our technology platform for customers, contractors and realtors. In recent years, we have developed a robust customer technology platform, which makes it easy for customers to purchase from us, request service and manage their account from the convenience of a smartphone or other device. Our contractor technology platform makes it easier for contractors to work with us and improves communication between contractors and our customers. Our realtor technology platform makes it easier for realtors to work with us and, therefore, recommend our products to their clients. As we continue to make investments in digital innovation, these enhanced digital platforms will be the foundation of both our home service plan business and our new ProConnect on-demand business.

In addition, our advanced customer- and contractor-centric Streem technology platform enhances the experience for our customers, our contractors and our partner real estate brokers and agents. Our Streem technology platform uses augmented reality, computer vision and machine learning to, among other things, help home service professionals more quickly and accurately diagnose breakdowns and complete repairs. Streem’s interactive digital features enable home service professionals to more efficiently interact with customers and complete repairs and to help real estate professionals consult with and provide virtual tours to potential buyers and agents. Streem also provides software development kits that allow our partners to customize the platform’s functionality for their specific needs. We plan to leverage Streem’s capabilities to improve upfront diagnostics of home repairs, which we believe will drive an increase in the number of jobs completed in the first visit. We also believe the use of Streem will reduce the time required to complete the repair or provide a replacement for our customers, limit contractor and prospective buyer face-to-face interaction in the COVID-19 environment and reduce carbon emissions related to contractor and prospective buyer home visits. We further believe Streem has the potential to become a significant new revenue channel for us and is extensible to many industries to help them better serve their customers virtually.

Leveraging Dynamic Pricing. We have implemented dynamic pricing into our renewal and DTC channels, which allows us to leverage our proprietary data platform to adjust our plan prices based on factors such as the strength of our contractor network or characteristics of homes in a market. As of December 31, 2020, we are now able to use dynamic pricing to update prices for the majority of our renewal and DTC customers. We expect to utilize these capabilities to offer more attractive pricing overall, enabling us to expand our potential customer base to those previously priced out of the market due to the industry's historical practice of state-level pricing. We will continue to test and expand our dynamic pricing capabilities in 2021 and beyond.

Providing Customers Access to Our High-Quality, Pre-Qualified Network of Contractors for On-Demand Home Services. In 2019, we expanded our business through the launch of our on-demand home services business, recently rebranded as ProConnect. As part of its membership, ProConnect offers access to home systems repair and diagnostic services from highly-rated service professionals. ProConnect offers convenient scheduling, upfront pricing on select services and a “ProConnect Low Price Guarantee.” For consumers, ProConnect allows them to easily obtain the help they need from pre-qualified professionals. Consumers simply go online and select the service they need, then choose a two-hour window for the work to be done. Same-day and next-day appointments are also available. ProConnect offers simplicity, transparency and peace of mind to consumers with its upfront pricing, online scheduling, ongoing support, trusted professionals and 30-day guarantee. For contractors, ProConnect provides actual revenue opportunities (not just leads), as well as access to our scheduling services. We believe that our on-demand services offering will strengthen our core home service plan business by highlighting the value proposition of our services and the convenience of our vast pre-qualified service provider network to new customers.

We intend to continue to leverage our existing sales channels and service platform to deliver additional value-added services to our ProConnect customers by expanding beyond repair services to offer home maintenance and improvement services. Our product development teams draw upon the experience of our home service plan business to both create innovative customer solutions for the existing product suite and identify service and category adjacencies. For example, we offer existing customers pre-season central HVAC checkups, and, in the real estate channel, a lock re-keying service for recent home buyers with a home service plan. We also offer add-on warranties, covering items such as home electronics, which we believe add value to our plans and result in improved retention rates. We believe these new service offerings will lead to higher customer engagement, ultimately leading to stronger customer loyalty.

We see a significant opportunity to leverage our existing contractor base to expand home repair and maintenance services through ProConnect, which we believe will increase our customer satisfaction and contractor value proposition and provide us with additional revenue opportunities. By offering on-demand services, we can provide additional services to our existing home service plan customers and reach new customers, including those not currently interested in home service plans. We are evolving with our customers’ ever-changing preferences, including demand for new services and how those services are solicited and procured.

Developing a World-Class Data Platform. We believe we have the opportunity to become the authoritative source of home service information. Since the founding of our core home service plan business in 1971, we have amassed a significant amount of aggregate data on historic maintenance trends, recall and repair history, and parts and labor pricing for most home repairs. We are constantly analyzing and using this aggregated data to make better business decisions and improve visibility on future costs. We also intend to identify additional opportunities to use technology to capture valuable home data, making it easier for customers and contractors to interact and ultimately enable us to anticipate repair needs. We intend for this aggregated data platform to be the definitive source of information for the home that enables both customers and contractors to make informed decisions. We believe these investments will both improve the customer experience and reduce our operating expenses. We also believe this aggregated data platform will provide additional revenue opportunities as real estate companies, manufacturers and other companies recognize the benefit of this aggregated data.

Pursuing Selective Acquisitions. We anticipate that the highly fragmented nature of the home service plan category will continue to create strategic opportunities for acquisitions. In particular, we intend to focus strategically on underserved regions where we can enhance and expand service capabilities. Historically, we have used acquisitions to cost-effectively grow our customer base in high-growth geographies, and we intend to continue to do so. We may also explore opportunities to make strategic acquisitions that will expand our service offering in the broader home services industry. We have also used acquisitions to enhance our technological capabilities. In 2019, we acquired Streem to support the service experience for our customers, reduce costs and create potential new revenue opportunities across a variety of channels. We expect to use Streem’s services in our core home service plan business and in ProConnect’s on-demand business to deliver a superior service experience and reduce our costs. In 2020, we acquired a business to expand our ProConnect on-demand offering via their intellectual capital and know-how, technology platform capabilities and geographic presence.

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

Real estate channel. Our plans have historically been used to provide peace of mind to home buyers by protecting them from large, unanticipated out-of-pocket expenses related to the breakdown of major home systems and appliances during the first year after an existing home purchase. We leverage marketing and information service arrangements and a team of field-based sales associates and leaders who focus on defined geographic areas to train and educate real estate brokers and agents within their territory about the benefits of a home service plan by working directly with real estate offices and participating in broker meetings and national sales events. Those brokers and agents then market our home service plans to home buyers.

In 2020, we estimate approximately 1.4 million homes were sold with a home service plan out of the approximately 5.6 million homes sold. In 2020, customers in our real estate channel renewed at 27 percent after the first contract year. Revenue from this channel, including associated renewals, was $636 million, $610 million and $578 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Direct-to-consumer channel. Leveraging our experience in the real estate channel, we have previously invested significant resources to develop the DTC channel to broaden our reach beyond home resale transactions. Our value proposition resonates with a wide demographic of homeowners who find security in a plan protecting against expensive and unplanned breakdowns in the home. This strong value proposition is promoted to our potential customers through search engine marketing, content marketing, social media, direct mail, television and radio, print advertisements and telemarketing, and sold through our customer care centers and mobile-optimized e-commerce platform. Over the past decade, we have strategically invested to expand the DTC channel given its high customer retention rates and customer lifetime value. Our research indicates a relatively low home service plan penetration rate of four percent of U.S. households. We believe that penetration rates will increase over time as consumers become more aware of, and educated about, the value of home service plans.

In 2020, we estimate approximately four million of the 121 million U.S. households (excluding home resales) had a home service plan. In 2020, customers in our DTC channel renewed at 76 percent after the first contract year. Revenue from this channel, including associated renewals, was $822 million, $746 million and $674 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Customer renewals. We generated 69 percent of our revenue through existing customer renewals for the year ended December 31, 2020 compared to 68 and 66 percent for the years ended December 31, 2019 and 2018, respectively. Our customer retention rate has grown from 73 percent in 2010 to 76 percent in 2020. We have made significant investments in our integrated technology platform, self-service capabilities, business intelligence platforms, customer care center operations and contractor management systems, which we believe position us to further improve our customer retention rate.

Customers, Contractors, Suppliers and Geographies

Customers. As our customers are predominantly owners of single-family residences, we do not have significant customer concentration. We had 2.2 million, 2.2 million and 2.1 million customers as of December 31, 2020, 2019 and 2018, respectively.

Contractors. We have a network of approximately 17,500 high-quality, pre-qualified professional contractor firms in a wide range of trades and with diverse skills and capabilities that employ an estimated 62,000 technicians. The qualification process for a contractor includes assessing their online presence and customer reviews, gathering public information about the company, reviewing references from customers and other contractors, and confirming they meet insurance and licensing standards. In addition, contractors must agree to our service requirements, such as timely appointments and follow-ups with all customers, guaranteed workmanship, professionalism and availability. Our contractors are supported by a designated contractor relations representative who guides them through the process of working with us, from on-boarding to the first service call and to continuous monitoring and training. No contractor accounted for more than five percent of our cost of services rendered in 2020. Our contractor surveys indicate that approximately 95 percent of our contractor base plans to maintain or expand their relationship with us over the next two years.

Suppliers. We are dependent on a limited number of suppliers for various key components used in the services and products we offer to customers, and the cost, quality and availability of these components are essential to our services. Direct supplier spend, which excludes purchases made by our contractors, made up approximately 20 percent of our cost of services rendered in 2020, and we have multiple national supplier agreements in place. We have six national suppliers of parts, appliances and home systems that each account for more than five percent of our supplier spend. In 2020, we experienced an elevated level of appliance service requests as customers spent more time at home in light of the COVID-19 pandemic. Additionally, the COVID-19 pandemic has led to industry-wide availability challenges for appliances and appliance parts as demand has outpaced production. As a result, we have deepened and expanded our supplier relationships, improved access to the fastest moving appliances, increased speed of parts acquisition and expanded our service provider network.

Geographies. A significant percentage of our revenue is concentrated in the western and southern regions of the United States, including Arizona, California, Florida and Texas.

Technology

We are continuing to invest in digital innovation to further increase the ease-of-use of our technology platform for customers, contractors and realtors.

Customers. In recent years, we have developed a robust customer technology platform, which makes it easy for customers to purchase from us, request service and manage their account from the convenience of a smartphone or other device. Approximately 40 percent of our DTC sales in 2020 were entered online, and more than 50 percent of our total service request volume was entered online or through our interactive voice response system. Our customer MyAccount platform had over one million active users at the end of 2020, allowing customers to pay bills, request service, review account information or chat with a representative online without having to call our customer care centers. Our Streem technology platform enables homeowners to use their smartphone cameras to instantly connect with a service professional who can remotely see the item that needs attention and capture a variety of important details about the item, potentially helping to reduce the time required for completing repairs and even eliminating the need for a technician to visit the home by offering a simple do-it-yourself solution.

Contractors. Our contractor technology platform makes it easier for contractors to work with us and improves communication between contractors and our customers. Our contractor portal had over 8,000 active users at the end of 2020, and our platform sent nearly 1.5 million “On-My-Way” notifications to customers, letting them know their contractor was en route to their home.

Realtors. Our realtor technology platform makes it easier for realtors to work with us and, therefore, recommend our products to their clients. Approximately 65 percent of real estate channel orders were placed online in 2020. Our realtor portal had over 100,000 active users at the end of 2020, allowing realtors to: enter, edit and pay for orders; view or print order confirmations, invoices and contracts for active customers; request service on behalf of their clients; and view and manage expiring orders. Our Streem technology enables an agent to connect remotely with a home seller, lead a virtual tour and guide the owner to areas that need closer inspection, all while allowing the creation of high-definition digital assets that future buyers can view remotely without ever entering the home.

Competition

We compete in the U.S. home service plan category and the broader U.S. home services industry. The home service plan category is highly competitive. The principal methods of competition, and by which we differentiate ourselves from our competitors, are quality and speed of service, contract offerings, brand awareness and reputation, customer satisfaction, pricing and promotions, contractor network and referrals. While we have a broad range of competitors in each locality and region, we are the only home service plan company providing home service plans in all 50 states and the District of Columbia. We believe our network of approximately 17,500 pre-qualified professional contractor firms, in combination with our large base of contracted customers, differentiate us from other platforms in the home services industry.

Human Capital Management

As of December 31, 2020, we had approximately 2,190 employees, none of whom is represented by a labor union. Approximately 2,140 employees were employed in the United States, and approximately 50 employees were employed in foreign countries, primarily in India where they provided technology services for our business. We believe our overall relations with our workforce are good.

Health and Safety. We maintain a safety culture grounded on the premise of eliminating workplace incidents, risks and hazards. During 2020, in response to the COVID-19 pandemic, we fully transitioned all of our customer care center agents to work remotely from their homes, ensuring uninterrupted customer service. All other employees, including those at our Memphis corporate headquarters, Denver and India engineering and technology campuses, and our offices in Seattle and Portland, are also working remotely.

Inclusion and Diversity. We embrace the diversity of our employees, contractors, customers and other stakeholders. Everyone is valued and appreciated for their distinct contributions to the growth and sustainability of our business. We strive to cultivate a culture and vision that supports and enhances our ability to recruit, develop and retain diverse talent at every level, and in 2020, we appointed our first senior director of diversity and inclusion.

Employee Benefits and Talent Development. In 2020, we engaged in a comprehensive review of our employee benefits and vacation programs and updated several programs to: improve our health care coverage; assist our employees with balancing family and personal priorities with work and planning for retirement; and support diversity across our employee population. We have sponsored development programs and implemented a broadly available executive coaching program to support development for our diverse employee population. We also regularly monitor employee satisfaction through formal processes and informal surveys and conversations.

Seasonality

The demand for our services, and our results of operations, are affected by weather conditions and seasonality. Such seasonality causes our results of operations to vary considerably from quarter to quarter. Accordingly, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year. Extreme temperatures, typically in the winter and summer months, can lead to an increase in service requests related to home systems, particularly central HVAC systems, resulting in higher claim frequency and costs and lower profitability, while mild temperatures in the winter or summer months can lead to lower home systems claim frequency. For example, seasonally mild temperatures were a factor throughout 2019, leading to a decrease in contract claims costs. In addition, favorable weather trends positively impacted contract claims costs in 2020. In 2020, additional variations were experienced as the COVID-19 pandemic resulted in an elevated level of service requests, primarily in the appliance and plumbing trades, as our customers spent more time at home. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors and Trends Affecting Our Results of Operations—Seasonality” in Part II of this Annual Report on Form 10-K for additional information.

Intellectual Property

We hold various service marks, trademarks and trade names, such as Frontdoor, American Home Shield, HSA, OneGuard, Landmark Home Warranty, ProConnect and Streem, that we deem particularly important to our advertising and marketing activities. We develop the substantial majority of our product and service offerings internally and have extended our product and service offerings and intellectual property through acquisitions of businesses and technologies. We also license intellectual property rights in certain circumstances. We have a number of U.S. patents and U.S. and foreign pending applications that relate to various aspects of our Streem technology. While we believe that our patents have value, no single patent is essential to us or to any of our principal businesses. Rapid technological advances in cloud, software and hardware development, evolving standards in computer hardware and software technology, changing customer needs and frequent new product introductions, offerings and enhancements characterize the markets in which we compete. We plan to continue to dedicate resources to research and development efforts to maintain and improve our current products and services offerings.

Insurance

We maintain insurance coverage that we believe is appropriate for our business, including workers’ compensation, auto liability, general liability, umbrella, cybersecurity and property insurance. In addition, we provide insurance for our home service plan claims in Texas via our wholly-owned captive insurance company, which is domiciled in Houston, Texas.

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

These federal, state and local laws and regulations include laws relating to consumer protection, deceptive trade practices, home service plans, real estate settlement, wage and hour requirements, state contractor laws, the employment of immigrants, labor relations, licensing, building code requirements, workers’ safety, environmental, privacy and data protection, securities, insurance coverages, sales tax collection and remittance, healthcare reforms, employee benefits, marketing (including, without limitation, telemarketing) and advertising. In addition, we are regulated in certain states by the applicable state insurance regulatory authority and by other regulatory bodies, such as the Virginia Department of Agriculture.

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

Available Information

Our website address is www.frontdoorhome.com. We use our website as a channel of distribution for company information. We will make available free of charge on the Investor section of our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act. We also make available through our website other reports filed with or furnished to the SEC under the Exchange Act, including our proxy statements and reports filed by officers and directors under Section 16(a) of the Exchange Act, as well as our Code of Conduct and Financial Code of Ethics. Financial and other material information regarding Frontdoor is routinely posted on our website and is readily accessible. We do not intend for information contained on our website to be part of this Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

In addition to the other information contained in this Annual Report on Form 10-K and the exhibits hereto, you should carefully consider the following risk factors in evaluating our business. Our business, financial condition or results of operations could be materially adversely affected by any of these risks. The selected risks described below, however, are not the only risks we face. Additional risks and uncertainties, not currently known to us or those we currently view to be immaterial may also materially and adversely affect our business, financial condition or results of operations. The risk factors generally have been separated into five groups: risks related to the COVID-19 pandemic, risks related to our business, risks related to the Spin-off, risks related to our common stock and risks related to our substantial indebtedness.

The materialization of any risks and uncertainties set forth below or identified in “Cautionary Statement Concerning Forward-Looking Statements” contained in this report and our other filings with the SEC or those that are presently unforeseen could result in significant adverse effects on our financial condition and results of operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of this Annual Report on Form 10-K and “Cautionary Statement Concerning Forward-Looking Statements” above.

Risks Related to the COVID-19 Pandemic

The COVID-19 pandemic has adversely impacted, and may continue to adversely impact, our business.

On March 11, 2020, the World Health Organization (“WHO”) characterized COVID-19 as a pandemic, and on March 13, 2020, the United States declared a national emergency concerning the outbreak. The COVID-19 pandemic has adversely affected global economies, financial markets and the overall environment for our business, and the extent to which it may impact our future results of operations and overall financial performance remains uncertain.

Although there are effective vaccines for COVID-19 that have been approved for use, distribution of the vaccines did not begin until late 2020, and a majority of the public will likely not have access to a vaccination until sometime in 2021. Accordingly, there remains significant uncertainty about the duration and extent of the impact from the COVID-19 pandemic, including its impact on the U.S. economy and consumer confidence, the extent of which depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, the extent and effectiveness of containment actions, the acceptance and availability of effective vaccines, the scope and timeline of efforts to support the economy in various markets in which we operate, and the impact of these and other factors on our employees, customers, suppliers and commercial partners. In addition, the impact of the COVID-19 pandemic on the economy, our industry and our business, even after the COVID-19 pandemic has ended, cannot be accurately predicted at this time. Such impact on our business, financial position, operating results and cash flows could be material.

During 2020, our results of operations and financial performance were adversely impacted by the COVID-19 pandemic as follows:

•We experienced a decline in first-year real estate sales attributable, in part, to the adverse impact COVID-19 had on U.S. existing home sales in the second quarter of 2020. Due to the annual nature of our home service plan agreements, the impact of this decline carries forward into future periods.

•We experienced an increase in appliance and plumbing claims primarily due to the increased usage of home systems and appliances driven by state and local shelter at home orders and recommendations. In addition, industry-wide availability challenges in the appliance trade have caused increased cost pressure, and, more specifically, appliance parts availability challenges drove additional replacements, contributing to the increased costs.

•We increased our marketing spend in the first-year direct-to-consumer channel to help mitigate the decline in first-year real estate sales.

•We incurred incremental wages at our customer care centers due to increased demand driven by temporary closures at our offshore business process outsourcers and a higher number of service requests in the appliance and plumbing trades, which is primarily a result of customers sheltering at home in response to COVID-19.

•We incurred incremental direct costs in response to COVID-19, which were temporary in nature and primarily related to incremental health and childcare benefits for our employees and hoteling costs related to our offshore business process outsourcers.

The scale and scope of the COVID-19 pandemic may continue to heighten the potential adverse effects on our business, financial position, results of operations and cash flows, including the impact of:

•a downturn in the U.S. real estate market or a decline in existing home sales on our real estate customer acquisition channel for our home service plans;

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

•any decline in consumer demand for our home service plans, whether due to weakening general economic conditions (especially as such conditions may affect existing home sales, unemployment, collectability of consumer debt, and consumer confidence or spending levels), the failure of our marketing efforts, concern about usage of our services during the COVID-19 pandemic or other reasons, which may negatively affect our customer acquisition or renewal channels;

•our dependence on contractors and third-party vendors, including business process outsourcers and third-party component suppliers, each of which could experience disruptions in productivity due to shelter-in-place orders or their own ability to secure workers and supplies, and which could affect our ability to provide timely and effective service to our customers or lead to increases in parts, appliance and home system prices, and other operating costs;

•cybersecurity breaches, disruptions or failures in our technology systems or Internet systems in the United States, failure to protect the security of personal information about our customers, and any loss of productivity, which risks may be heightened because we have transitioned our employees to work from their homes; and

•special risks applicable to operations outside the United States by us or our business process outsource providers, as different jurisdictions may apply differing regulations or precautions to address the COVID-19 pandemic, may experience differing impacts from the COVID-19 pandemic on their populations, may experience a longer impact from the COVID-19 pandemic if it takes longer to obtain effective vaccines, and may have differing access to Internet and technology capabilities to enable employees or contractors to work from home, among other differences.

In addition, the COVID-19 pandemic may adversely impact our business, financial position, results of operations and cash flows in other areas, including:

•our ability to successfully implement our business strategies;

•our ability to attract, retain and maintain positive relations with third-party contractors and vendors;

•adverse credit and financial markets impeding access to financing and leading to increased financing costs;

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

•the effects of our substantial indebtedness and the limitations contained in the agreements governing such indebtedness; and

•our ability to generate the significant amount of cash needed to fund our operations and service our debt obligations.

Risks Related to Our Business

Our industry is highly competitive. Competition could reduce demand for our services and adversely affect our reputation, business, financial position, results of operations and cash flows.

We operate in a highly competitive industry. Changes in the sources and intensity of competition in the industry in which we operate may impact the demand for our services and may also result in additional pricing pressure. Heightened industry competition could adversely affect our business operations by impacting our contractor selection and purchasing power for parts, appliances and home systems. Regional and local competitors operating in a limited geographic area may have lower labor, employee benefits and overhead costs than us. The principal measures of competition in our business include customer service, brand awareness and reputation, fairness of contract terms, including contract price and coverage scope, contractor network and quality and speed of service. We may be unable to compete successfully against current or future competitors, and the competitive pressures that we face may result in reduced demand for our services, reduced pricing and other adverse impacts to our reputation, business, financial position, results of operations and cash flows.

Weakening general economic conditions, especially as they may affect home sales, unemployment or consumer confidence or spending levels, may adversely impact our business, financial position, results of operations and cash flows.

Our results of operations are dependent upon consumer spending. Deterioration in general economic conditions and consumer confidence, particularly in our largest markets—Arizona, California, Florida and Texas, could adversely affect the demand for our services. Consumer spending and confidence tend to decline during times of declining economic conditions. A worsening of macroeconomic indicators, including weak home sales, higher home foreclosures, declining consumer confidence or rising unemployment rates, could adversely affect consumer spending levels, reduce demand for our services and adversely impact our business, financial position, results of operations and cash flows.

Demand for our services is correlated to existing home sales, as our services are frequently purchased in connection with real estate transactions. As a result, in periods when home sales are declining, demand for our services may be adversely impacted. In addition, changes in the real estate market could also affect the demand for our services if a reduced amount of home buyers elect not to purchase our services, which could have a material adverse impact on our business, financial position, results of operations and cash flows. Among others, the number of real estate transactions in which our services are purchased could also decrease in the following situations:

•when mortgage interest rates are high or rising;

•when the availability of credit, including commercial and residential mortgage funding, is limited; or

•when real estate values are declining.

We may not successfully implement our business strategies, including achieving our growth objectives.

We may not be able to fully implement our business strategies or realize, in whole or in part within the expected time frames, the anticipated benefits of various growth or other initiatives. Our business strategies and initiatives, including increasing our home service plan penetration, delivering superior customer experience, growing our supplier network of independent contractors, continuing digital innovation, leveraging dynamic pricing, providing customers access to our high-quality, pre-qualified network of contractors for on-demand home services, developing a world-class data platform and pursuing selective acquisitions, are subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control.

In addition, our financial performance is affected by changes in the services and products we offer to customers. Our strategies or service and product offerings may not succeed in increasing revenue and growing profitability. An unsuccessful execution of strategies, including the rollout of new, or the adjustment of any existing, services or products or sales and marketing plans, could cause us to reevaluate or change our business strategies and could have a material adverse impact on our reputation, business, financial position, results of operations and cash flows.

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

Our ability to conduct our operations is in part impacted by reliance on a network of third-party contractors. Our future success and financial performance depend substantially on our ability to attract and retain qualified third-party contractors and ensure third-party contractor compliance with our policies, standards and performance expectations. However, these third-party contractors are independent parties that we do not control, and who own, operate and oversee the daily operations of their individual businesses. If third-party contractors do not successfully operate their businesses in a manner consistent with required laws, standards and regulations, we could be subject to claims from regulators or legal claims for the actions or omissions of such third-party contractors. In addition, our relationship with our third-party contractors could become strained (including resulting in litigation) as we impose new standards or assert more rigorous enforcement practices of our existing standards and performance expectations. When a contractor relationship is terminated, there is a risk that we may not be able to enter into a similar agreement with an alternate contractor in a timely manner or on favorable terms. We could incur costs to transition to other contractors, and these costs could materially adversely affect our results of operations and cash flows. We could also fail to provide service to our customers if we lose contractors that we cannot replace in a timely manner, which could lead to customer complaints and possible claims and litigation. In addition, our third-party contractors interact directly with our customers, and if our third-party contractors do not provide satisfactory services, our retention rate, reputation and business may be adversely affected.

We are also dependent on vendors for parts, appliances and home systems and the ability to rely on the pricing for such goods in the contracts we negotiate with these vendors. In 2020, we experienced an elevated level of appliance service requests as customers spent more time at home in light of the COVID-19 pandemic, which has led to industry-wide availability challenges for appliances and appliance parts as demand has outpaced production. If we cannot obtain the parts, appliances or home systems from vendors within our existing stable of vendors to satisfy consumer claims in a timely manner, we may be forced to obtain parts, appliances and home systems from other vendors at higher costs, which could have a material adverse impact on our business, financial position, results of operations and cash flows. In addition, if we cannot obtain appliance parts to satisfy consumer claims in a timely manner, we may be forced to obtain replacement appliances or systems at a higher cost compared to the cost of appliance parts.

Weather conditions, including Acts of God, and seasonality can affect the demand for our services, our ability to operate and our results of operations and cash flows.

The demand for our services, and our results of operations, are affected by weather conditions and seasonality, including, without limitation, potential impacts of climate change, known and unknown. Seasonality causes our results of operations to vary considerably from quarter to quarter. Accordingly, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year. Extreme temperatures, typically in the winter and summer months, can lead to an increase in service requests related to home systems, particularly central HVAC systems, resulting in higher claim frequency and costs and lower profitability, while mild temperatures in the winter or summer months can lead to lower home systems claim frequency. For example, seasonally mild temperatures were a factor throughout 2019, leading to a decrease in contract claims costs. In addition, favorable weather trends positively impacted contract claims costs in 2020. Acts of God, or natural disasters such as typhoons, hurricanes, tornadoes or earthquakes, could also affect our facilities, or those of our major suppliers or business process outsource providers, which could affect our costs, our ability to meet supply requirements, our ability to provide services and our ability to access our data and other records. Extreme or unpredictable weather conditions could materially adversely impact our business, financial position, results of operations and cash flows.

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

In addition, evolving consumer behavior can affect the availability of profitable marketing opportunities. For example, as traditional television viewership declines and media is increasingly consumed through various digital means, the reach of traditional advertising channels is contracting, and the number of digital advertising channels is expanding. To continue to reach and engage with customers and professional contractors and grow in this environment, we will need to identify and devote more of our overall marketing expenditures to newer digital advertising channels (such as social media, online video and other digital platforms), as well as target customers, professional contractors and real estate brokers via these channels. Generally, the opportunities in (and the sophistication of) newer advertising channels are undeveloped and unproven relative to traditional channels, which could make it difficult for us to assess returns on our marketing investment in newer channels. Additionally, as we increasingly depend on newer digital channels for traffic, these efforts will involve challenges and risks similar to those we face in connection with our search engine marketing efforts.

We also enter into various third-party affiliate agreements in an effort to drive traffic to our various brands and businesses. These arrangements are generally more cost-effective than traditional marketing efforts. If we are unable to renew existing and enter into new arrangements of this nature, our sales and marketing as a percentage of revenue could increase.

We cannot provide any assurance that we will be able to continue to appropriately manage our marketing efforts in response to any or all of the events and trends discussed above, and the failure to do so could adversely affect our reputation, business, financial position, results of operations and cash flow.

We may not be able to attract and retain qualified key executives, which could adversely impact us and our business and inhibit our ability to operate and grow successfully.

The execution of our business strategy and our financial performance will depend in significant part on our executive management team and other key management personnel. Our future success will depend in large part on our success in attracting new talent, utilizing current, experienced senior leadership and smoothly transitioning responsibilities to, and implementing the goals and objectives of, our management team. Any inability to attract qualified key executives in a timely manner, retain our leadership team and recruit other important personnel could have a material adverse impact on our business, financial position, results of operations and cash flows.

We are dependent on labor availability at our customer care centers.

Our ability to conduct our operations is in part affected by our ability to scale our labor force, including on a seasonal basis at our customer care centers, which may be adversely affected by a number of factors. While we employ domestic and also leverage overseas third-party customer care center resources to help fulfill our service and other obligations, the effectiveness of such resources may be adversely affected by the availability of labor in such markets and the continuing viability of contract relations with such third parties. In the event of a labor shortage, we could experience difficulty in responding to customer calls in a timely fashion or delivering our services in a high-quality or timely manner and could be forced to increase wages to attract and retain associates, which would result in higher operating costs and reduced profitability. Long call and service wait times by customers during peak operating times could have a material adverse impact on our reputation, business, financial position, results of operations and cash flows.

Our business process outsourcing initiatives may increase our reliance on third-party vendors and may expose our business to harm upon the termination or disruption of our third-party vendor relationships.

Our strategy to increase profitability, in part, by reducing our costs of operations includes the implementation of certain business process outsourcing initiatives, including offshore outsourcing of certain aspects of our customer care center operations, some of which are located near regions that have previously been affected by Acts of God, such as earthquakes and typhoons. Any disruption, termination or substandard performance of these outsourced services, including possible breaches by third-party vendors of their agreements with us, could adversely affect our brands, reputation, customer relationships, financial position, results of operations and cash flows. Also, to the extent a third-party vendor relationship is terminated, there is a risk of disputes or litigation and that we may not be able to enter into a similar agreement with an alternate provider in a timely manner or on terms that are acceptable to us or at all. Even if we find an alternate provider, or choose to insource such services, there are significant risks associated with any transitioning activities. In addition, to the extent we decide to terminate outsourcing services and insource such services, there is a risk that we may not have the capabilities to perform these services internally, resulting in a disruption to our business, which could adversely impact our reputation, businesses, financial position, results of operations and cash flows. We could incur costs, including personnel and equipment costs, to insource previously outsourced services like these, and these costs could adversely affect our results of operations and cash flows.

Furthermore, offshore outsourcing of certain aspects of our customer care center operations may induce negative public reaction. Offshore outsourcing is a politically sensitive topic in the United States. For example, there are concerns in the United States about a perceived association between outsourcing providers and the loss of jobs in the United States. In response to such concerns, federal legislative measures have been proposed in the past, such as limiting income tax credits for companies that offshore American jobs. In addition, there is ongoing publicity about some negative experiences that companies have had with outsourcing, such as theft and misappropriation of sensitive client data. Such negative perceptions that may be associated with using an offshore provider could adversely impact our reputation, businesses, financial position, results of operations and cash flows.

Laws and government regulations applicable to our business and lawsuits, enforcement actions and other claims by third parties or governmental authorities could increase our legal and regulatory expenses and impact our business, financial position, results of operations and cash flows.

Our business is subject to significant federal, state and local laws and regulations. These laws and regulations include but are not limited to laws relating to consumer protection, deceptive trading practices, home service plans, real estate settlement, wage and hour requirements, state contractor laws, the employment of immigrants, labor relations, licensing, building code requirements, workers’ safety, environmental, privacy and data protection, securities, insurance coverages, sales tax collection and remittance, healthcare reforms, employee benefits, marketing (including, without limitation, telemarketing) and advertising. In addition, we are regulated in certain states by the applicable state insurance regulatory authority and by other regulatory bodies, such as the Virginia Department of Agriculture. Failure to comply with such laws and regulations may have a material adverse impact on our business, financial position, results of operations and cash flows.

While we do not consider ourselves to be an insurance company, the IRS or state agencies could deem us to be taxed as such, which could adversely impact the timing of our tax payments. We cannot predict whether our operation as a stand-alone company following the separation and distribution will increase the likelihood that the IRS or any state agency may view us as an insurance company.

We are also subject to various federal, state and local laws and regulations designed to protect consumers, including laws governing consumer privacy and fraud, the collection and use of consumer data, telemarketing and other forms of solicitation. From time to time, we have received and we expect that we may continue to receive inquiries or investigative demands from regulatory bodies, including the Bureau of Consumer Financial Protection and state attorneys general and other state agencies. The telemarketing rules adopted by the Federal Communications Commission pursuant to the Federal Telephone Consumer Protection Act and the Federal Telemarketing Sales Rule issued by the Federal Trade Commission govern our telephone sales practices. In addition, some states and local governing bodies have adopted laws and regulations targeted at direct telephone sales, i.e., “do-not-call” regulations. The implementation of these marketing regulations requires us to rely more extensively on other marketing methods and channels and may have a material adverse impact on our business, financial position, results of operations and cash flows.

Various federal, state and local governing bodies may propose additional legislation and regulation that may be detrimental to our business or may substantially increase our operating costs, including: increases in the minimum wage; environmental regulations related to climate change, equipment efficiency standards, certain refrigerant production and use and other environmental matters; health care coverage; “do-not-call” or other marketing regulations; or regulations implemented in response to business practices in our industry. It is difficult to predict the future impact of the broad and expanding legislative and regulatory requirements affecting our business, and changes to such requirements may adversely affect our business, financial position, results of operations and cash flows. In addition, if we were to fail to comply with any applicable law or regulation, we could be subject to substantial fines or damages, be involved in lawsuits, enforcement actions and other claims by third parties or governmental authorities, suffer harm to our reputation, suffer the loss of licenses or incur penalties that may affect how our business is operated, any of which, in turn, could have a material adverse impact on our business, financial position, results of operations and cash flows.

Changes to U.S. tariff and import/export regulations may increase the costs of parts, appliances and home systems and, in turn, adversely impact our business.

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

Our technology systems facilitate our ability to monitor, operate and control our operations. These systems were developed in conjunction with other systems at Terminix prior to the Spin-off and have been significantly changed and modified since then. Such changes and modifications to our technology systems could cause disruption to our operations or cause challenges with respect to compliance with laws, regulations or other applicable standards. As the development and implementation of our technology systems (including our operating systems) continues to evolve, we may elect to modify, replace or abandon certain technology initiatives, which could result in write-downs.

Any disruption in our technology systems, including capacity limitations, instabilities, or failure to operate as expected, could, depending on the magnitude of the problem, adversely impact our business, financial position, results of operations and cash flows, including by limiting our capacity to monitor, operate and control our operations effectively. Failures of our technology systems could also lead to violations of privacy laws, regulations, trade guidelines or practices related to our customers and associates. If our disaster recovery plans do not work as anticipated, or if the third-party vendors to which we have outsourced certain technology, customer care or other services fail to fulfill their obligations, our operations may be adversely affected, and any of these circumstances could adversely affect our reputation, business, financial position, results of operations and cash flows.

Increases in parts, appliance and home system prices and other operating costs could adversely impact our business, financial position, results of operations and cash flows.

Our financial performance may be adversely affected by increases in the level of our operating expenses, such as refrigerants, appliances and equipment, parts, raw materials, wages and salaries, employee benefits, healthcare, contractor costs, self-insurance costs and other insurance premiums, as well as various regulatory compliance costs, all of which may be subject to inflationary and other pressures. For example, in 2020, we experienced a higher mix of appliance replacements versus repairs, which, in turn, increased our contract claims costs. Such increase in operating expenses, including contract claims costs, could have a material adverse impact on our business, financial position, results of operations and cash flows.

Prices for raw materials, such as steel and fuel, are subject to market volatility. We cannot predict the extent to which we may experience future increases in costs of refrigerants, appliances and equipment, parts, raw materials, wages and salaries, employee benefits, healthcare, contractor costs, self-insurance costs and other insurance premiums, as well as various regulatory compliance costs and other operating costs. To the extent such costs increase, we may be prevented, in whole or in part, from passing these cost increases through to our existing and prospective customers, which could have a material adverse impact on our business, financial position, results of operations and cash flows.

We depend on our real estate customer acquisition channel for a significant percentage of our sales.

Our strategic relationships with top real estate brokerages and agents and the National Association of Realtors are important to our business because they provide marketing and information services that are useful to our real estate customer acquisition channel. These brokers and agents are independent parties that we do not control, and we cannot guarantee that our strategic partnership arrangements with them will continue at current levels or at all. An inability to maintain these relationships could have a material adverse effect on our business, financial position, results of operations and cash flows.

We depend on a limited number of third-party components suppliers. Our reputation, business, financial position, results of operations and cash flows may be harmed if these parties do not perform their obligations, if they suffer interruptions to their own operations, if alternative component sources are unavailable or if there is an increase in the costs of these components.

We are dependent on a limited number of suppliers for various key components used in the services and products we offer to customers, and the cost, quality and availability of these components are essential to our services. In particular, we have six national suppliers of parts, appliances and home systems that each account for more than five percent of our supplier spend. We are subject to the risk of shortages, increased costs and long lead times in the supply of these components and other materials, and the risk that our suppliers discontinue or modify, or increase the price of, the components used. If the supply of these components were to be delayed or constrained, or if one or more of our main suppliers were to go out of business, alternative sources or suppliers may not be available on acceptable terms or at all. Further, if there were a shortage of supply, the cost of these components may increase and harm our ability to provide our services on a cost-effective basis. In connection with any supply shortages in the future, reliable and cost-effective replacement sources may not be available on short notice or at all, and this may force us to increase prices and face a corresponding decrease in demand for our services. In the event that any of our suppliers were to discontinue production of our key product components, developing alternate sources of supply for these components would be time consuming, difficult and costly. This would harm our ability to market our services in order to meet market demand and could materially and adversely affect our reputation, business, financial position, results of operations and cash flows.

We have limited control over these parties on which our business depends. If any of these parties fails to perform its obligations on schedule, or breaches or ends its relationship with us, we may be unable to satisfy demand for our services. Delays, product shortages and other problems could impair our distribution and brand image and make it difficult for us to attract new customers. If we experience significantly increased demand, or if we need to replace an existing supplier, we may be unable to supplement or replace such supply capacity on terms that are acceptable to us or at all, which may undermine our ability to deliver our services to customers in a timely and cost-efficient manner. Accordingly, a loss or interruption in the service of any key party could adversely impact our reputation, business, financial position, results of operations and cash flows.

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

Activities by third parties, or our utilization of advances in computer and software capabilities and other technology, new tools and discoveries, as well as other events or developments may facilitate or result in a compromise or breach of these systems. Any compromises, breaches or errors in applications related to these systems or failures to comply with standards set by the PCI could cause damage to our reputation and interruptions in our operations, including customers’ ability to pay for services and products by credit card or their willingness to purchase our services and products and could result in a violation of applicable laws, regulations, orders, industry standards or agreements and subject us to costs, penalties and liabilities. We are subject to risks caused by data breaches and operational disruptions, particularly through cyber-attack or cyber-intrusion, including by computer hackers, foreign governments and cyber terrorists. Any cyber or similar attack we experience could damage our technology systems and infrastructures, prevent us from providing our services, erode our reputation and those of our various brands, lead to the termination of advantageous contracts, result in inaccurate reporting of financial information, result in the disclosure of confidential consumer and professional contractor information, expose us to significant liabilities for the violation of data privacy laws, result in the disclosure of confidential and sensitive business information or intellectual property, result in claims or litigation against us and/or otherwise be costly to mitigate or remedy. The frequency of data breaches of companies and governments has increased in recent years as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. The occurrence of any of these events could have a material adverse impact on our reputation, business, financial position, results of operations and cash flows.

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

Our ability to compete effectively depends in part on our rights to proprietary information, service marks, trademarks, trade names, patents and other intellectual property rights we own or license, particularly our brand names, Frontdoor, American Home Shield, HSA, OneGuard, Landmark, ProConnect and Streem, as well as the patents related to our Streem technology platform. We have not sought to register or protect every one of our marks in the United States. If we are unable to protect our proprietary information and intellectual property rights, including brand names and patents, it could cause a material adverse effect on our reputation, business, financial position, results of operations and cash flows. Litigation may be necessary to enforce our intellectual property rights and protect our proprietary information, or to defend against claims by third parties that our products, services or activities infringe their intellectual property rights.

Future acquisitions or other strategic transactions could negatively affect our reputation, business, financial position, results of operations and cash flows.

Our business strategy includes the pursuit of strategic transactions, which could involve acquisitions or dispositions of businesses or assets. For example, in 2019, we acquired Streem, and, in 2020, we acquired a business to expand our ProConnect on-demand offering via their intellectual capital and know-how, technology platform capabilities and geographic presence. Any future strategic transaction could involve integration or implementation challenges, business disruption or other risks, or change our business profile significantly. Any inability on our part to consolidate and manage growth from acquired businesses or successfully implement other strategic transactions could have an adverse impact on our reputation, business, financial position, results of operations and cash flows. Any acquisition that we make may not provide us with the benefits that were anticipated when entering into such acquisition. The process of integrating an acquired business may create unforeseen difficulties and expenses, including: the diversion of resources needed to integrate new businesses, technologies, products, personnel or systems; the inability to retain associates, customers and suppliers; the assumption of actual or contingent liabilities; failure to effectively and timely adopt and adhere to internal control processes and other policies; write-offs or impairment charges relating to goodwill and other intangible assets; unanticipated liabilities; and potential expense associated with litigation with sellers of such businesses. Any future disposition transactions could also impact our business and may subject us to various risks, including failure to obtain appropriate value for the disposed businesses and post-closing claims.

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

We increasingly utilize social media to communicate with current and potential customers, contractors, real estate brokers and employees, as well as other individuals interested in us. Information delivered by us, or by third parties about us, via social media can be easily accessed and rapidly disseminated, and any such information that is not deemed appropriate by the public could result in reputational harm, decreased customer loyalty or other issues that could diminish the value of our brand or result in significant liability.

Our operations outside the United States are subject to special risks that could adversely affect us.

We derive substantially all of our revenue from customers in the United States; however, certain aspects of our customer care center operations and other services are conducted outside the United States by business process outsource providers in the Philippines and Trinidad and Tobago, and we have established an engineering and technology campus in India. Accordingly, developments in those parts of the world generally have a more significant effect on our operations than developments in other places. Our operations outside the United States are also subject to special risks, including: fluctuations in currency values and foreign-currency exchange rates, which may affect our net income and the book value of our assets outside the United States; exchange control regulations; changes in local political or economic conditions; other potentially detrimental domestic and foreign governmental practice or policies affecting U.S. companies operating abroad; difficulties in staffing and managing international operations; and operational and compliance challenges resulting from distance, language and cultural differences. Acts of God, war, terror acts and epidemic disease, such as COVID-19, may impair our ability to operate or the ability of our business process outsource providers to operate, in particular countries or regions.

Risks Related to the Spin-Off and Our Operations as an Independent Publicly Traded Company

We have a limited history of operating as an independent, public company, and our historical financial information for periods prior to the Spin-off is not necessarily representative of the results that we would have achieved as a separate, publicly traded company and may not be a reliable indicator of our future results.

The historical information in this Annual Report on Form 10-K for periods prior to the Spin-off on October 1, 2018, refers to our business as operated by and integrated with Terminix. Our historical financial information included in this Annual Report on Form 10-K for periods prior to the Spin-off is derived from the consolidated financial statements and accounting records of Terminix and Frontdoor when it was an indirect, wholly owned subsidiary of Terminix. Accordingly, the historical financial information included in this Annual Report on Form 10-K for periods prior to the Spin-off does not necessarily reflect the financial position, results of operations and cash flows that we would have achieved as a separate, publicly traded company during the periods presented or those that we will achieve in the future primarily as a result of the factors described below:

•Prior to the Spin-off, our business had been operated by Terminix as part of its broader corporate organization, rather than as an independent company. Terminix or one of its affiliates performed certain corporate functions for us. Our historical financial results for periods prior to the Spin-off reflect allocations of corporate expenses from Terminix for such functions and are likely to be less than the expenses we would have incurred had we operated as a separate publicly traded company.

•Prior to the Spin-off, our business had been integrated with the other businesses of Terminix. We had shared economies of scope and scale in costs, employees and vendor relationships. We may not retain or fully capture the benefits that we had enjoyed as a result of being integrated with Terminix, which may result in us paying higher charges than in the past for certain services. This could have a material adverse effect on our business, financial position, results of operations and cash flows.

•Generally, our working capital requirements and capital for our general corporate purposes, including acquisitions and capital expenditures, had been satisfied as part of the corporate-wide cash management policies of Terminix. As a separate, independent company, we may need to obtain financing from banks, through public offerings or private placements of debt or equity securities, strategic relationships or other arrangements, which may or may not be available and may be more costly.

•As a separate, independent company, the cost of capital for our business may be higher than Terminix’s cost of capital prior to the Spin-off.

•Our historical financial information for periods prior to the Spin-off does not reflect the debt that we incurred in connection with the Spin-off.

•We had historically been able to rely on the net worth of Terminix when calculating our reserve requirements as a home service plan company in certain states. As a separate, independent company, we may be required to hold more reserves than we were required to hold as a subsidiary of Terminix. This could have a material adverse effect on our business, financial position, results of operations and cash flows.

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

Other significant changes may occur in our cost structure, management, financing and business operations as a result of operating as a company separate from Terminix. For additional information about the past financial performance of our business and the basis of presentation of the historical consolidated and combined financial statements, see “Item 6. Selected Financial Data,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated and combined financial statements and accompanying notes thereto included in Item 8 of this Annual Report on Form 10-K.

If the distribution, together with certain related transactions, were to fail to qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, we could be subject to significant tax liabilities and, in certain circumstances, we could be required to indemnify Terminix for material taxes and other related amounts pursuant to indemnification obligations under the tax matters agreement.

It was a condition to the distribution that the private letter ruling from the IRS (the “IRS private letter ruling”) regarding certain U.S. federal income tax matters relating to the separation and distribution received by Terminix remain valid and be satisfactory to the Terminix board of directors and that the Terminix board of directors receive one or more opinions from its tax advisors, in each case satisfactory to the Terminix board of directors, regarding certain U.S. federal income tax matters relating to the separation and the distribution. The IRS private letter ruling and the opinions of tax advisors were based upon and relied on, among other things, various facts and assumptions, as well as certain representations, statements and undertakings of Terminix and us, including those relating to the past and future conduct of Terminix and us. If any of these representations, statements or undertakings is, or becomes, inaccurate or incomplete, or if Terminix or we breach any of the representations or covenants contained in any of the separation-related agreements and documents or in any documents relating to the IRS private letter ruling and/or the opinions of tax advisors, the IRS private letter ruling and/or the opinions of tax advisors may be invalid and the conclusions reached therein could be jeopardized.

Notwithstanding receipt of the IRS private letter ruling and the opinions of tax advisors, the IRS could determine that the distribution and/or certain related transactions should be treated as taxable transactions for U.S. federal income tax purposes if it determines that any of the representations, assumptions or undertakings upon which the IRS private letter ruling or the opinions of tax advisors were based are false or have been violated. In addition, neither the IRS private letter ruling nor the opinions of tax advisors addressed all of the issues that are relevant to determining whether the distribution, together with certain related transactions, qualifies as a transaction that is generally tax-free for U.S. federal income tax purposes. Further, the opinions of tax advisors represented the judgment of such tax advisors and are not binding on the IRS or any court, and the IRS or a court may disagree with the conclusions in the opinions of tax advisors. Accordingly, notwithstanding receipt by Terminix of the IRS private letter ruling and the opinions of tax advisors, there can be no assurance that the IRS will not assert that the distribution and/or certain related transactions do not qualify for tax-free treatment for U.S. federal income tax purposes or that a court would not sustain such a challenge. In the event the IRS were to prevail in such challenge, we could be subject to significant U.S. federal income tax liability.

If the distribution, together with related transactions, fails to qualify as a transaction that is generally tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code, in general, for U.S. federal income tax purposes, Terminix would recognize taxable gain as if it had sold our common stock in a taxable sale for its fair market value (unless Terminix and we jointly make an election under Section 336(e) of the Code with respect to the distribution, in which case, in general, (a) the Terminix group would recognize taxable gain as if we had sold all of our assets in a taxable sale in exchange for an amount equal to the fair market value of our common stock and the assumption of all our liabilities and (b) we would obtain a related step-up in the basis of our assets) and, if the distribution fails to qualify as a transaction that is generally tax-free for U.S. federal income tax purposes under Section 355, in general, for U.S. federal income tax purposes, Terminix stockholders who received our shares in the distribution would be subject to tax as if they had received a taxable distribution equal to the fair market value of such shares.

Under the tax matters agreement that Terminix entered into with us, we are required to indemnify Terminix against any additional taxes and related amounts resulting from (a) an acquisition of all or a portion of our equity securities or assets, whether by merger or otherwise (and regardless of whether we participated in or otherwise facilitated the acquisition), (b) other actions or failures to act by us or (c) any inaccuracy or breach of our representations, covenants or undertakings contained in any of the separation-related agreements and documents or in any documents relating to the IRS private letter ruling and/or the opinions of tax advisors. Any such indemnity obligations, including the obligation to indemnify Terminix for taxes resulting from the distribution and certain related transactions not qualifying as tax-free, could be material.

In connection with the Spin-off, Terminix will indemnify us for certain liabilities, and we will indemnify Terminix for certain liabilities. If we are required to pay under these indemnities to Terminix, our financial results could be negatively impacted. The Terminix indemnity may not be sufficient to hold us harmless from the full amount of liabilities for which Terminix will be allocated responsibility, and Terminix may not be able to satisfy its indemnification obligations in the future.

Pursuant to the separation and distribution agreement and certain other agreements with Terminix, Terminix agreed to indemnify us for certain liabilities, and we agreed to indemnify Terminix for certain liabilities, in each case for uncapped amounts. Our indemnification obligations to Terminix are not subject to any cap, may be significant and could negatively impact our business, particularly with respect to indemnities provided in the tax matters agreement. See “—If the distribution, together with certain related transactions, were to fail to qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, we could be subject to significant tax liabilities and, in certain circumstances, we could be required to indemnify Terminix for material taxes and other related amounts pursuant to indemnification obligations under the tax matters agreement.” Third parties could also seek to hold us responsible for any of the liabilities that Terminix has agreed to retain. Any amounts we are required to pay pursuant to these indemnification obligations and other liabilities could require us to divert cash that would otherwise have been used in furtherance of our operating business. Further, the indemnity from Terminix may not be sufficient to protect us against the full amount of such liabilities, and Terminix may not be able to fully satisfy its indemnification obligations. Moreover, even if we ultimately succeed in recovering from Terminix any amounts for which we are held liable, we may be temporarily required to bear these losses ourselves. Each of these risks could have a material adverse effect on our financial position, results of operations and cash flows.

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

We currently intend to use our future earnings to develop our business and for working capital needs and general corporate purposes, to fund our growth, to repay debt, and possibly to repurchase shares of our common stock. As a result, we did not pay cash dividends in 2020, and we do not expect to pay any cash dividend for the foreseeable future. All decisions regarding the payment of dividends will be made by our board of directors from time to time in accordance with applicable law. There can be no assurance that we will have sufficient surplus under Delaware law to be able to pay any dividends at any time in the future. An insufficient surplus may result from extraordinary cash expenses, actual expenses exceeding contemplated costs, funding of capital expenditures or increases in reserves. If we do not pay dividends, the price of the shares of our common stock must appreciate for you to receive a gain on your investment. This appreciation may not occur. Further, you may have to sell some or all of your shares of our common stock to generate cash flow from your investment.

Provisions in our certificate of incorporation and bylaws and of applicable law may prevent or delay an acquisition of our Company, which could decrease the trading price of our common stock.

Our amended and restated certificate of incorporation and amended and restated bylaws, and Delaware law, contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids by encouraging prospective acquirors to negotiate with our board of directors. These provisions include rules regarding how stockholders may present proposals or nominate directors for election at stockholder meetings and the right of our board of directors to issue preferred stock without stockholder approval. Delaware law also imposes some restrictions on mergers and other business combinations between any holder of 15 percent or more of our outstanding common stock and us.

We believe these provisions protect our stockholders from coercive or otherwise unfair takeover tactics by requiring potential acquirors to negotiate with our board of directors and by providing our board of directors with more time to assess any acquisition proposal. These provisions are not intended to make us immune from takeovers. However, these provisions apply even if the offer may be considered beneficial by some stockholders and could delay or prevent an acquisition that our board of directors determines is not in the best interests of our Company and our stockholders. These and other provisions of our amended and restated certificate of incorporation, amended and restated bylaws and the Delaware General Corporation Law, as amended (the “DGCL”), could have the effect of delaying, deferring or preventing a proxy contest, tender offer, merger or other change in control.

In addition, because we are regulated by state regulators in certain states, we are subject to certain state statutes that generally require any person or entity desiring to acquire direct or indirect control of certain of our subsidiaries obtain prior approval from the applicable regulator. Control is generally presumed to exist under these state laws with the acquisition of 10 percent or more of our outstanding voting securities of either the subsidiary or its controlling parent. Applicable state insurance laws and regulations could delay or impede a change of control.

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

Our amended and restated certificate of incorporation provides that, unless the board of directors otherwise determines, the state courts of the State of Delaware, or, if no state court located in the State of Delaware has jurisdiction, the federal court for the District of Delaware, will be the sole and exclusive forum for any derivative action or proceeding brought on behalf of our Company, any action asserting a claim of breach of a fiduciary duty owed by any director or officer to our Company or our stockholders, creditors or other constituents, any action asserting a claim against us or any director or officer arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or amended and restated bylaws, or any action asserting a claim against us or any director or officer governed by the internal affairs doctrine. This exclusive forum provision may limit the ability of our stockholders to bring a claim in a judicial forum that such stockholders find favorable for disputes with us or our directors or officers, which may discourage such lawsuits against us and our directors and officers. Alternatively, if a court outside of the State of Delaware were to find this exclusive forum provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings described above, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial position, results of operations and cash flows.

Risks Related to Our Substantial Indebtedness

We have substantial indebtedness and may incur substantial additional indebtedness, which could adversely affect our financial health and our ability to obtain financing in the future, react to changes in our business and satisfy our obligations.

As of December 31, 2020, we had approximately $986 million of total consolidated long-term indebtedness, including the current portion of long-term debt, outstanding.

As of December 31, 2020, there were no letters of credit outstanding, and there was $250 million of available borrowing capacity under the Revolving Credit Facility. In addition, we are able to incur additional indebtedness in the future, subject to the limitations contained in the agreements governing our indebtedness. Our substantial indebtedness could have important consequences to you. Because of our substantial indebtedness:

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

A significant portion of our outstanding indebtedness, including indebtedness incurred under the Credit Facilities, bears interest at variable rates. As a result, increases in interest rates would increase the cost of servicing our indebtedness and could materially reduce our profitability and cash flows. As of December 31, 2020, each one percentage point change in interest rates would result in an approximately $3 million change in the annual interest expense on the Term Loan Facility after considering the impact of the effective interest rate swap. Assuming all revolving loans were fully drawn as of December 31, 2020, each one percentage point change in interest rates would result in an approximately $3 million change in annual interest expense on the Revolving Credit Facility. The impact of increases in interest rates could be more significant for us than it would be for some other companies because of our substantial indebtedness. Our variable rate indebtedness uses the LIBOR as a benchmark for establishing the interest rate. In 2017, the United Kingdom's Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that it intends to phase out LIBOR. On November 30, 2020, ICE Benchmark Administration (“IBA”), the administrator of LIBOR, with the support of the United States Federal Reserve and the FCA, announced plans to consult on ceasing publication of LIBOR on December 31, 2021 for only the one week and two-month LIBOR tenors, and on June 30, 2023 for all other LIBOR tenors. While this announcement extends the transition period to June 2023, the United States Federal Reserve concurrently issued a statement advising banks to stop new LIBOR issuances by the end of 2021. In light of these recent announcements, the future of LIBOR at this time is uncertain. In the event that LIBOR is phased out as is currently expected, the Credit Facilities provide that the Company and the administrative agent may amend the credit agreement to replace the LIBOR definition with a successor rate based on prevailing market convention, subject to notifying the lending syndicate of such change and not receiving within 5 business days of such notification written, good faith objections to such replacement rate from lenders holding at least a majority of the aggregate principal amount of loans and commitments then outstanding under the credit agreement. The consequences of these developments cannot be entirely predicted, but could include an increase in the interest cost of our variable rate indebtedness.

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

•create liens;

•redeem stock or make other restricted payments, including investments and, in the case of the Revolving Credit Facility, make acquisitions;

•prepay, repurchase or amend the terms of certain outstanding indebtedness;

•enter into certain types of transactions with affiliates;

•transfer or sell assets;

•merge, consolidate or sell all or substantially all of our assets; and

•enter into agreements restricting dividends or other distributions by our subsidiaries.

The restrictions in the agreements governing the Credit Facilities, the indenture governing our senior notes and the instruments governing our other indebtedness may prevent us from taking actions that we believe would be in the best interest of our business and may make it difficult for us to execute our business strategy successfully or effectively compete with companies that are not similarly restricted. We may also incur future debt obligations that might subject us to additional restrictive covenants that could affect our financial and operational flexibility. We may be unable to refinance our indebtedness, at maturity or otherwise, on terms acceptable to us or at all.

Our ability to comply with the covenants and restrictions contained in the agreements governing the Credit Facilities, the indenture governing our senior notes and the instruments governing our other indebtedness may be affected by economic, financial and industry conditions beyond our control including credit or capital market disruptions. The breach of any of these covenants or restrictions could result in a default that would permit the applicable lenders to declare all amounts outstanding thereunder to be due and payable, together with accrued and unpaid interest. If we are unable to repay indebtedness, lenders having secured obligations, such as the lenders under the Credit Facilities, could proceed against the collateral securing the indebtedness. In any such case, we may be unable to borrow under the Credit Facilities and may not be able to repay the amounts due under such facilities or our other outstanding indebtedness. This could have serious consequences for our financial position, results of operations and cash flows and could cause us to become bankrupt or insolvent.

Our ability to generate the significant amount of cash needed to pay interest and principal on our indebtedness and our ability to refinance all or a portion of our indebtedness or obtain additional financing depends on many factors beyond our control.

We are a holding company, and substantially all of our assets are held by, and our operations are conducted through, our subsidiaries. We depend on our subsidiaries to distribute funds to us so that we may pay obligations and expenses, including satisfying obligations with respect to indebtedness. Our ability to make scheduled payments on, or refinance our obligations under, our indebtedness depends on the financial and operating performance of our subsidiaries and their ability to make distributions and dividends to us, which, in turn, depends on their operating results, cash requirements, financial position and general business conditions and any legal and regulatory restrictions on the payment of dividends to which they may be subject, many of which may be beyond our control.

There are third-party restrictions on the ability of certain of our subsidiaries to transfer funds to us. These restrictions are related to regulatory requirements. The payments of ordinary and extraordinary dividends by certain of our subsidiaries (through which we conduct our business) are subject to significant regulatory restrictions under the laws and regulations of the states in which they operate. Among other things, such laws and regulations require certain subsidiaries to maintain minimum capital and net worth requirements and may limit the amount of ordinary and extraordinary dividends and other payments that these subsidiaries can pay to us. As of December 31, 2020, the total net assets subject to these third-party restrictions was $180 million. We expect that such limitations will be in effect for the foreseeable future. In Texas, we are relieved of the obligation to post 75 percent of our otherwise required reserves because we operate a captive insurer approved by Texas regulators in order to satisfy such obligations. None of our subsidiaries are obligated to make funds available to us through the payment of dividends. If we cannot receive sufficient distributions from our subsidiaries, we may not be able to meet our obligations to fund general corporate expenses or service our debt obligations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters is located in downtown Memphis, Tennessee, in a leased facility. We operate four customer care centers throughout the United States that field inbound claims calls and initiate sales calls. Those customer care centers are located in Carroll, Iowa; LaGrange, Georgia; Memphis, Tennessee; and Phoenix, Arizona. The facilities in Carroll and LaGrange are owned, and the facilities in Memphis and Phoenix are leased. We also lease office space in Portland, Oregon for our Streem business, in Denver, Colorado and Pune, India for engineering and technology campuses, and in Seattle, Washington for a digital marketing and technology campus. We believe that these facilities are suitable and adequate to support the needs of our business.

ITEM 3. LEGAL PROCEEDINGS

The information required with respect to this Item 3 can be found under Note 10 to the audited consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the NASDAQ under the symbol ‘‘FTDR.’’ As of February 19, 2021, there were approximately 21 registered holders of our common stock.

Dividends

We did not pay any cash dividends in 2020. We do not intend to declare or pay cash dividends on our common stock for the foreseeable future. We currently intend to use our future earnings to develop our business and for working capital needs and general corporate purposes, to fund our growth, to repay debt and possibly to repurchase shares of our common stock.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected financial data for each of the five years ended December 31, 2020, 2019, 2018, 2017 and 2016. The selected operating data for the years ended December 31, 2020, 2019 and 2018 and balance sheet data as of December 31, 2020 and 2019 were derived from our audited consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K for each of the periods indicated. The selected operating data for the years ended December 31, 2017 and 2016 and balance sheet data as of December 31, 2018, 2017 and 2016 were derived from our audited historical combined financial statements, which are not included in this Annual Report on Form 10-K.

The selected financial data presented below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated and combined financial statements and related notes thereto included in Item 8 of this Annual Report on Form 10-K. The selected historical financial data for periods prior to the Spin-off reflects our results as historically operated as a part of Terminix, and these results may not be indicative of our future performance as a stand-alone company following the separation and distribution.

Five-Year Financial Summary

	Year Ended December 31,
(In millions, except per share data)	2020	2019	2018	2017	2016
Operating Results:
Revenue	$1,474	$1,365	$1,258	$1,157	$1,020
Cost of services rendered	758	687	686	589	526
Gross Profit	716	678	572	567	494
Selling and administrative expenses	467	392	338	312	286
Restructuring charges(1)	8	1	3	7	3
Spin-off charges(2)	—	1	24	13	—
Interest expense(3)	57	62	23	1	—
Income before Income Taxes	149	204	166	220	196
Net Income	112	153	125	160	124
Net Income Margin	7.6%	11.2%	9.9%	13.9%	12.2%
Earnings Per Share:
Basic	$1.32	$1.81	$1.47	$1.90	$1.47
Diluted	$1.31	$1.80	$1.47	$1.90	$1.47
Number of Shares Used in Calculating Earnings Per Share(4):
Basic	85.2	84.7	84.5	84.5	84.5
Diluted	85.5	84.9	84.7	84.5	84.5
Financial Position (as of period end):
Total assets(5)	$1,405	$1,250	$1,041	$1,416	$1,276
Total long-term debt	975	980	984	9	14
Total (deficit) equity	(61)	(179)	(344)	661	560
Cash Flow Data:
Net cash provided from operating activities	$207	$200	$189	$194	$155
Net cash used for investing activities	(31)	(61)	(10)	(11)	(55)
Net cash used for financing activities	(7)	(7)	(165)	(68)	(88)
Other Non-GAAP Financial Data:
Adjusted EBITDA(6)	$270	$303	$238	$259	$218
Adjusted EBITDA margin(6)	18.3%	22.2%	18.9%	22.4%	21.4%
Free Cash Flow(7)	$175	$178	$163	$179	$144

___________________________________

(1)For the year ended December 31, 2020, restructuring charges comprised $3 million of lease termination costs and severance and other costs related to the decision to consolidate certain operations of Landmark Home Warranty, LLC (“Landmark”) with those of OneGuard Home Warranties (“OneGuard”), $3 million of severance costs related to the reorganization of certain sales and customer service operations and $2 million of accelerated depreciation related to the disposal of certain technology systems.

For the year ended December 31, 2019, restructuring charges comprised severance costs and non-personnel charges primarily related to the decision to consolidate certain operations of Landmark with those of OneGuard.

For the year ended December 31, 2018, restructuring charges comprised $2 million of non-personnel charges primarily related to the relocation to our corporate headquarters and $1 million of severance costs, which primarily represent an allocation of severance costs related to actions taken to enhance capabilities and reduce costs in Terminix’s corporate functions that provided company-wide administrative services to support operations.

For the year ended December 31, 2017, restructuring charges comprised $5 million of severance costs, which primarily represent an allocation of severance costs and stock-based compensation expense as part of the severance agreement with Terminix’s former CEO and CFO, and allocations of $1 million of lease termination costs and $1 million of asset write-off and other costs related to the relocation to our corporate headquarters.

For the year ended December 31, 2016, restructuring charges comprised $1 million of severance and other costs related to an initiative to enhance capabilities and reduce costs in Terminix’s headquarters functions that provided administrative services for our operations, $1 million of lease termination and other costs related to the decision to consolidate the stand-alone operations of HSA with those of the American Home Shield business and $1 million of charges related to the disposal of certain HSA property and equipment.

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

(3)Reflects interest expense primarily related to our August 2018 financing transactions described in Note 14 to the audited consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K. Interest expense on Terminix’s debt was not allocated to us for periods prior to the Spin-off since we were not the obligor of the debt.

(4)At the date of the distribution, we had 84,515,619 shares of common stock outstanding. The calculation of both basic and diluted earnings per share for periods prior to the Spin-off utilizes the common stock at the date of distribution as the basis for the calculation of weighted-average common stock outstanding, because at that time we did not operate as a separate, stand-alone entity, and no equity-based awards were outstanding prior to the date of distribution.

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

The following table reconciles net income, which we consider to be the most directly comparable U.S. GAAP financial measure, to Adjusted EBITDA for the periods presented:

	Year Ended December 31,
(In millions)	2020	2019	2018	2017	2016
Net Income	$112	$153	$125	$160	$124
Depreciation and amortization expense	34	24	21	17	13
Restructuring charges(a)	8	1	3	7	3
Spin-off charges(b)	—	1	24	13	—
Provision for income taxes	37	51	42	60	71
Non-cash stock-based compensation expense(c)	17	9	4	4	4
Affiliate royalty expense(d)	—	—	1	2	2
Interest expense	57	62	23	1	—
Interest income from affiliate(e)	—	—	(2)	(3)	(2)
Secondary offering costs	—	2	—	—	—
(Gain) loss on insured home service plan claims(f)	—	—	(2)	(1)	1
Other non-operating expenses(g)	5	—	—	—	1
Adjusted EBITDA	$270	$303	$238	$259	$218

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

(d)Represents royalty expense with Terminix for the use of its trade names. We exclude royalty expense with an affiliate from Adjusted EBITDA because it is not used by management to assess ongoing operational performance and because it does not reflect our core ongoing operations. The trademark license agreement with Terminix was terminated in connection with the Spin-off, and we will not incur these expenses in future periods.

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

(f)Represents the gain or loss on an arrangement with a captive insurance affiliate of our former parent whereby certain American Home Shield home service plan claims were insured prior to the Spin-off. We exclude the gain or loss on these insured home service plan claims because it is not used by management to assess ongoing operational performance and because it does not reflect our core ongoing operations. Our relationship with this captive insurance affiliate was terminated in connection with the Spin-off.

(g)For the year ended December 31, 2020, represents other non-operating expenses, including (a) a loss on investment of $3 million, (b) incremental direct costs related to the COVID-19 pandemic of $1 million, which were temporary in nature and primarily related to incremental health and childcare benefits for our employees and hoteling costs related to our offshore business process outsourcers and (c) acquisition-related transaction costs of $1 million. We have excluded these non-operating expenses from Adjusted EBITDA because we believe they do not reflect our ongoing operations and because we believe doing so is useful to investors in aiding period-to-period comparability.

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

The following table reconciles net cash provided from operating activities, which we consider to be the most directly comparable U.S. GAAP measure, to Free Cash Flow using data derived from our audited consolidated and combined financial statements for the periods presented:

	Year Ended December 31,
(In millions)	2020	2019	2018	2017	2016
Net cash provided from operating activities	$207	$200	$189	$194	$155
Property additions	(32)	(22)	(27)	(15)	(11)
Free Cash Flow	$175	$178	$163	$179	$144

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

For a discussion of our results of operations for the year ended December 31, 2019 compared to the year ended December 31, 2018, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of our 2019 Annual Report on Form 10-K filed with the SEC on February 28, 2020, which specific discussion is incorporated herein by reference.

Overview

Frontdoor is the leading provider of home service plans in the United States, as measured by revenue, and operates under the American Home Shield, HSA, OneGuard and Landmark brands. Our customizable home service plans help customers protect and maintain their homes, typically their most valuable asset, from costly and unplanned breakdowns of essential home systems and appliances. Our home service plan customers subscribe to an annual service plan agreement that covers the repair or replacement of major components of more than 20 home systems and appliances, including electrical, plumbing, central HVAC systems, water heaters, refrigerators, dishwashers and ranges/ovens/cooktops, as well as optional coverages for electronics, pools, spas and pumps. In 2019, we launched our ProConnect on-demand home services business, and we acquired Streem, a technology platform that uses augmented reality, computer vision and machine learning to, among other things, help home service professionals more quickly and accurately diagnose breakdowns and complete repairs. At December 31, 2020, we had over two million active home service plans across all 50 states and the District of Columbia.

For the year ended December 31, 2020, we generated revenue, net income and Adjusted EBITDA of $1,474 million, $112 million and $270 million, respectively. For the year ended December 31, 2019, we generated revenue, net income and Adjusted EBITDA of $1,365 million, $153 million and $303 million, respectively.

For the year ended December 31, 2020, our total operating revenue included 69 percent of revenue derived from existing customer renewals, while 18 percent and 12 percent were derived from new home service plan sales made in conjunction with existing home resale transactions and direct-to-consumer sales, respectively, and one percent was derived from other revenue streams. For the year ended December 31, 2019, our total operating revenue included 68 percent of revenue derived from existing customer renewals, while 19 percent and 12 percent were derived from new home service plan sales made in conjunction with existing home resale transactions and direct-to-consumer sales, respectively, and one percent was derived from other revenue streams.

The Spin-off

On October 1, 2018, Terminix completed the Spin-off. The audited consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K for periods prior to the Spin-off represent, on a historical cost basis, the combined assets, liabilities, revenue and expenses related to the Separated Business. Frontdoor was formed as a wholly-owned subsidiary of Terminix on January 2, 2018 for the purpose of holding the Separated Business in connection with the Spin-off. During 2018, Terminix contributed the Separated Business to Frontdoor. The Spin-off was completed by a pro rata distribution to Terminix’s stockholders of approximately 80.2 percent of our common stock. Each holder of Terminix common stock received one share of our common stock for every two shares of Terminix common stock held at the close of business on September 14, 2018, the record date of the distribution. The Spin-off was completed pursuant to a separation and distribution agreement and other agreements with Terminix related to the Spin-off, including a transition services agreement, a tax matters agreement, an employee matters agreement and a stockholder and registration rights agreement. See Note 11 to the audited consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K for information related to these agreements to the extent they are still in effect.

On March 20, 2019, Terminix agreed to transfer its remaining 16,734,092 shares of Frontdoor stock to a financial institution pursuant to an exchange agreement. Subsequent to that date, the financial institution conducted a secondary offering of those shares. The transfer was completed on March 27, 2019, resulting in the full separation of Frontdoor from Terminix and the disposal of Terminix's entire ownership and voting interest in Frontdoor.

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

The audited consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K for periods prior to the Spin-off include all revenues, costs, assets and liabilities directly attributable to us. Terminix’s debt and corresponding interest expense were not allocated to us for periods prior to the Spin-off since we were not the obligor of the debt. The audited consolidated and combined financial statements of operations and comprehensive income include allocations of certain costs from Terminix incurred on our behalf. Such corporate-level costs were allocated to us using methods based on proportionate formulas such as revenue, headcount, and others. Such corporate costs include costs pertaining to: accounting and finance, legal, human resources, technology, insurance, marketing, tax services, procurement services and other costs. We consider the expense allocation methodology and results to be reasonable for all periods presented. However, these allocations may not be indicative of the actual level of expense that we would have incurred if we had operated as a separate stand-alone, publicly traded company during the periods presented nor are these costs necessarily indicative of costs we may incur in the future.

Key Factors and Trends Affecting Our Results of Operations

Impact of the COVID-19 Pandemic

On March 11, 2020, the WHO characterized COVID-19 as a pandemic, and on March 13, 2020, the United States declared a national emergency concerning the outbreak. The broader implications of the COVID-19 pandemic on our results of operations and overall financial performance remain uncertain. In response to the COVID-19 pandemic, we have taken a number of steps to protect the well-being of our employees, customers and contractors, and we continue to respond to the real-time needs of our business. Specifically, we have:

Established a Cross-Functional Business Continuity Team. This core team actively monitors national and local developments and emerging issues, deploys coordinated and strategic real-time responses to address the needs of employees, customers and contractors, and ensures ongoing operational efficiency during this time.

Changed How Employees Work. We have fully transitioned all of our customer care center agents to work remotely from their homes, ensuring uninterrupted customer service. All other employees, including those at our Memphis corporate headquarters, Denver and India engineering and technology campuses, and our offices in Seattle and Portland, are also working remotely.

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

Accelerated the Deployment of Streem’s Augmented Reality Technology. In order to protect the health and safety of the public, including our customers, contractors and real estate partners, we have accelerated the deployment of Streem’s augmented reality remote video technology. Using this innovative solution, we are enabling contractors to engage remotely with customers to reduce the number of required in-person visits and speed the repair process. For real estate professionals, an agent can connect remotely with a home seller, lead a virtual tour and guide the owner to areas that need closer inspection, all while allowing the creation of high-definition digital assets that future buyers can view remotely without ever entering the home.

Increased Contractor Education and Communication. Because our contractor network provides essential services, it is generally operating normally despite varying state and local conditions. We are leveraging the Centers for Disease Control and Prevention (“CDC”) recommendations to increase customer and technician screening for COVID-19 and remain in ongoing communication with contractors to enable them to operate within CDC guidelines and help ensure the health and safety of their technicians, as well as our customers. To further these efforts, we introduced our Streem technology platform to our contractors at no cost during this time, enabling social distancing for customers and contractors through remote diagnostics and reduced in-person interactions to resolve customers’ issues.

Managing Supply Chain. In 2020, we experienced an elevated level of appliance service requests as customers spent more time at home in light of the COVID-19 pandemic, which has led to industry-wide availability challenges for appliances and appliance parts as demand has outpaced production. As a result, we have deepened and expanded our supplier relationships, improved access to the fastest moving appliances, increased speed of parts acquisition and expanded our service provider network. We are closely monitoring the distribution of parts and replacement units and working with our suppliers to increase availability to us. We believe our multi-vendor strategy will help mitigate the impact on our business.

Financial Impact to our Business. While we did not experience a material impact on our results of operations and overall financial performance during the first quarter of 2020, during the remainder of 2020, our financial condition and results of operations were adversely impacted by the COVID-19 pandemic as follows:

•We experienced a decline in first-year real estate sales attributable, in part, to the adverse impact COVID-19 had on U.S. existing home sales in the second quarter of 2020. Due to the annual nature of our home service plan agreements, the impact of this decline carries forward into future periods.

•We experienced an increase in appliance and plumbing claims primarily due to the increased usage of home systems and appliances driven by state and local shelter at home orders and recommendations. In addition, industry-wide availability challenges in the appliance trade have caused increased cost pressure, and, more specifically, appliance parts availability challenges drove additional replacements, contributing to the increased costs.

•We increased our marketing spend in the first-year direct-to-consumer channel to help mitigate the decline in first-year real estate sales.

•We incurred incremental wages at our customer care centers due to increased demand driven by temporary closures at our offshore business process outsourcers and a higher number of service requests in the appliance and plumbing trades, which is primarily a result of customers sheltering at home in response to COVID-19.

•We incurred incremental direct costs in response to COVID-19, which were temporary in nature and primarily related to incremental health and childcare benefits for our employees and hoteling costs related to our offshore business process outsourcers.

Although there are effective vaccines for COVID-19 that have been approved for use, distribution of the vaccines did not begin until late 2020, and a majority of the public will likely not have access to a vaccination until sometime in 2021. In addition, new strains of the virus appear to have increased transmissibility, which could complicate treatment and vaccination programs. Accordingly, the COVID-19 situation remains very fluid, and we continue to adjust our response in real time. It remains difficult to predict the overall impact the COVID-19 pandemic will have on our business. We anticipate a continued increase in claims and incremental wages at our customer care centers due to the factors noted above.

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

Seasonality

Our business is subject to seasonal fluctuations, which drives variations in our revenue, net income and Adjusted EBITDA for interim periods. Seasonal fluctuations are primarily driven by a higher number of central HVAC service requests in the summer months. In 2020, approximately 20 percent, 28 percent, 30 percent and 22 percent of our revenue, approximately 12 percent, 43 percent, 43 percent and 2 percent of our net income, and approximately 17 percent, 37 percent, 34 percent and 12 percent of our Adjusted EBITDA was recognized in the first, second, third and fourth quarters, respectively.

Effect of Weather Conditions

The demand for our services, and our results of operations, are affected by weather conditions. Extreme temperatures can lead to an increase in service requests related to home systems, particularly central HVAC systems, resulting in higher claim frequency and costs and lower profitability. Weather conditions that have a potentially favorable impact to our business include mild winters or summers, which can lead to lower home systems claim frequency. For example, seasonally mild temperatures were a factor throughout 2019, leading to a decrease in contract claims costs. In addition, favorable weather trends positively impacted contract claims costs in 2020.

While weather variations as described above may affect our business, major weather events and other similar Acts of God, such as hurricanes, flooding and tornadoes, typically do not increase our obligations to provide service. As a rule, repairs associated with such isolated events are addressed by homeowners’ and other forms of insurance as opposed to home service plans that we offer, and such insurance coverage in fact reduces our obligations to provide service to home systems and appliances damaged by insured, catastrophic events.

Tariff and Import/Export Regulations

Changes in U.S. tariff and import/export regulations may impact the costs of parts, appliances and home systems. Import duties or restrictions on components and raw materials that are imposed, or the perception that they could occur, may materially and adversely affect our business by increasing our costs. For example, rising costs due to blanket tariffs on imported steel and aluminum could increase the costs of our parts, appliances and home systems.

Competition

We compete in the U.S. home service plan category and the broader U.S. home services industry. The home service plan category is highly competitive. The principal methods of competition, and by which we differentiate ourselves from our competitors, are quality and speed of service, contract offerings, brand awareness and reputation, customer satisfaction, pricing and promotions, contractor network and referrals.

Acquisition Activity

We anticipate that the highly fragmented nature of the home service plan category will continue to create strategic opportunities for acquisitions. In particular, we intend to focus strategically on underserved regions where we can enhance and expand service capabilities. Historically, we have used acquisitions to cost-effectively grow our customer base in high-growth geographies, and we intend to continue to do so. We may also explore opportunities to make strategic acquisitions that will expand our service offering in the broader home services industry. We have also used acquisitions to enhance our technological capabilities. In 2019, we acquired Streem to support the service experience for our customers, reduce costs and create potential new revenue opportunities across a variety of channels. We expect to use Streem’s services in our core home service plan business and in ProConnect’s on-demand business to deliver a superior service experience and reduce our costs. In 2020, we acquired a business to expand our ProConnect on-demand offering via their intellectual capital and know-how, technology platform capabilities and geographic presence.

Non-GAAP Financial Measures

To supplement our results presented in accordance with U.S. GAAP, we have disclosed non-GAAP financial measures that exclude or adjust certain items. We present within this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section the non-GAAP financial measure of Adjusted EBITDA. See “Item 6. Selected Financial Data” for a reconciliation of net income to Adjusted EBITDA, as well as “Key Business Metrics — Adjusted EBITDA” for further discussion of Adjusted EBITDA and Free Cash Flow. Management uses Adjusted EBITDA to facilitate operating performance comparisons from period to period. We believe this non-GAAP financial measure provides investors, analysts and other interested parties useful information to evaluate our business performance as it facilitates company-to-company operating performance comparisons. While we believe these non-GAAP financial measures are useful in evaluating our business, they should be considered as supplemental in nature and are not meant to be considered in isolation or as a substitute for the related financial information prepared in accordance with U.S. GAAP. In addition, these non-GAAP financial measures may not be the same as similarly entitled measures reported by other companies, limiting their usefulness as comparative measures.

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

•Adjusted EBITDA margin,

•net cash provided from operating activities,

•Free Cash Flow,

•growth in number of home service plans, and

•customer retention rate.

Revenue. Home service plan contracts are typically one year in duration. We recognize revenue at the agreed upon contractual amount over time using the input method in proportion to the costs expected to be incurred in performing services under the contracts. Our revenue is primarily a function of the volume and pricing of the services provided to our customers, as well as the mix of services provided. Our revenue volume is impacted by new home service plan sales, customer retention and acquisitions. We derive substantially all of our revenue from customers in the United States.

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

Net Income and Earnings Per Share. The presentation of net income and basic and diluted earnings per share provides measures of performance which are useful for investors, analysts and other interested parties in company-to-company operating performance comparisons. Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period, increased to include the number of shares of common stock that would have been outstanding had potentially dilutive shares of common stock been issued. The dilutive effect of stock options, restricted stock units (“RSUs”), performance shares (which are contractual rights to receive a share of our common stock (or the cash equivalent thereof) upon the achievement, in whole or in part, of the applicable performance goals, pursuant to the terms of the Omnibus Plan and the award agreement) and restricted stock awards (“RSAs”) are reflected in diluted net income per share by applying the treasury stock method.

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

Growth in Number of Home Service Plans and Customer Retention Rate. We report our growth in number of home service plans and customer retention rate in order to track the performance of our business. Home service plans represent our recurring customer base, which includes customers with active contracts for recurring services. Our customer retention rate is calculated as the ratio of ending home service plans to the sum of beginning home service plans, new home service plan sales and acquired accounts for the applicable period. These measures are presented on a rolling, 12-month basis in order to avoid seasonal anomalies.

Critical Accounting Policies and Estimates

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based upon our audited consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, home service plan claims accruals, the impairment analysis for goodwill and other indefinite-lived intangible assets, stock-based compensation, income taxes, tax contingencies and litigation. We base our estimates on historical experience and on various other factors and assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

Income Taxes

For purposes of our audited consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K, for periods prior to the Spin-off, our taxes are provided for on a “separate return” basis, although our operations for the period prior to the completion of the Spin-off have historically been included in the tax returns filed by Terminix. Income taxes as presented therein allocate current and deferred income taxes of the business to us in a manner that is systematic, rational and consistent with the asset and liability method prescribed by ASC 740. Accordingly, as stated in paragraph 30 of ASC 740, the sum of the amounts allocated to the carve-out tax provisions may not equal the historical consolidated provision for us. Under the separate return method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. Valuation allowances are established when management determines that it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. The financial effect of changes in tax laws or rates is accounted for in the period of enactment. The settlement of tax obligations is assumed in the period incurred and included in net parent investment for periods prior to the completion of the Spin-off.

On October 1, 2018, Frontdoor began filing consolidated U.S. federal income tax returns. State and local returns are filed both on a separate company basis and on a combined unitary basis with Frontdoor. Current and deferred income taxes are provided for on a separate company basis. We account for income taxes using an asset and liability approach for the expected future tax consequences of events that have been recognized in our financial statements or tax returns.

We record a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in tax returns. We recognize potential interest and penalties related to its uncertain tax positions in income tax expense.

Goodwill and Intangible Assets

We assess the impairment of goodwill and indefinite-lived intangible assets annually, or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. Goodwill and indefinite-lived intangible assets are tested for impairment at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the reporting unit does not pass the qualitative assessment, then the reporting unit’s carrying value is compared to its fair value. The fair values of the reporting units are estimated using market and discounted cash flow approaches. The discounted cash flow approach uses expected future operating results. The market approach uses comparable company information to determine revenue and earnings multiples to value our reporting units. Failure to achieve these expected results or market multiples may cause a future impairment of goodwill at the reporting unit. Goodwill and indefinite-lived intangible assets are considered impaired if the carrying value of the reporting unit exceeds its fair value. We conducted our annual impairment tests of goodwill and trade names as of October 1, 2020 and 2019. There were no goodwill or trade name impairment charges recorded during the years ended December 31, 2020 or 2019. See Note 4 to the audited consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K for information related to our goodwill and intangible assets.

Newly Issued Accounting Standards

New accounting rules and disclosure requirements can significantly impact our reported results and the comparability of our financial statements. See Note 2 to the audited consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K for further information on newly issued accounting standards.

Results of Operations for the Years Ended December 31, 2020 and 2019

	Year Ended December 31,		Increase (Decrease)	% of Revenue
(In millions)	2020	2019	2020 vs. 2019	2020	2019
Revenue	$1,474	$1,365	8%	100%	100%
Cost of services rendered	758	687	10	51	50
Gross Profit	716	678	6	49	50
Selling and administrative expenses	467	392	19	32	29
Depreciation and amortization expense	34	24	39	2	2
Restructuring charges	8	1	*	1	—
Spin-off charges	—	1	*	—	—
Interest expense	57	62	(8)	4	5
Interest and net investment loss (income)	1	(6)	*	—	—
Income before Income Taxes	149	204	(27)	10	15
Provision for income taxes	37	51	(28)	2	4
Net Income	$112	$153	(26)%	8%	11%

________________________________

*    not meaningful

Revenue

We reported revenue of $1,474 million and $1,365 million for the years ended December 31, 2020 and 2019, respectively. Revenue by major customer acquisition channel is as follows:

	Year Ended December 31,		Growth
(In millions)	2020	2019	2020 vs. 2019
Renewals	$1,013	$926	$86	9%
Real estate(1)	263	263	—	—
Direct-to-consumer(1)	183	167	16	9
Other	16	8	7	*
Total revenue	$1,474	$1,365	$109	8%

_________________________________

*    not meaningful

(1)First-year revenue only.

Revenue increased eight percent for the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily driven by higher renewal revenue due to improved price realization and growth in the number of renewed home service plans, due, in part, to customer retention initiatives. Real estate revenue was flat, as a decline in the number of first-year real estate home service plans was offset by improved price realization. Sales in the first-year real estate channel were impacted by a 19 percent decline in U.S. existing home sales during the second quarter as a result of the COVID-19 pandemic, which impacted revenue growth for the remainder of the year. The increase in direct-to-consumer revenue reflects growth in the number of first-year direct-to-consumer home service plans, mostly driven by increased investments in marketing, and improved price realization. The increase in other revenue was driven by the acquisition of Streem in December 2019 and growth in our ProConnect on-demand business, including the impact of a business we acquired in 2020 to expand our on-demand offering.

Number of home service plans, growth in number of home service plans and customer retention rate are presented below.

	As of December 31,
(In millions)	2020	2019
Number of home service plans	2.25	2.17
Growth in number of home service plans	4%	3%
Customer retention rate	76%	75%

Cost of Services Rendered

We reported cost of services rendered of $758 million and $687 million for the years ended December 31, 2020 and 2019, respectively. The following table provides a summary of changes in cost of services rendered:

(In millions)
Year Ended December 31, 2019	$687
Impact of change in revenue	21
Contract claims costs	49
Other	1
Year Ended December 31, 2020	$758

The increase in contract claims costs reflects higher incidence beginning in the second quarter of 2020 in the appliance and plumbing trades, which is primarily a result of customers sheltering at home in response to the COVID-19 pandemic, increased cost pressures in the appliance trade due to industry-wide availability challenges, and normal inflation across other trades. The impact of higher incidence in the appliance trade was approximately $36 million. Further, appliance parts availability challenges drove additional replacements, contributing to the increased cost pressures. Contract claims costs also reflects a favorable weather impact of approximately $7 million and process improvement benefits.

Selling and Administrative Expenses

For the years ended December 31, 2020 and 2019, we reported selling and administrative expenses of $467 million and $392 million, respectively, which comprised sales, marketing and customer service costs of $340 million and $278 million, respectively, and general and administrative expenses of $127 million and $114 million, respectively. The following table provides a summary of changes in selling and administrative expenses:

(In millions)
Year Ended December 31, 2019	$392
Sales and marketing costs	42
Customer service costs	19
Stock-based compensation expense	8
Secondary offering costs	(2)
General and administrative costs	7
Year Ended December 31, 2020	$467

The increase in sales and marketing costs was primarily driven by higher targeted marketing spend to drive growth in the direct-to-consumer channel. The increase in customer service costs was primarily related to managing a higher number of service requests and investments in customer retention initiatives. General and administrative costs increased compared to prior year primarily due to investments in technology, offset, in part, by lower professional fees.

Depreciation Expense

Depreciation expense was $22 million and $18 million for the years ended December 31, 2020 and 2019, respectively.

Amortization Expense

Amortization expense was $12 million and $6 million for the years ended December 31, 2020 and 2019, respectively. The increase was primarily due to amortization of intangible assets recognized from the acquisition of Streem.

Restructuring Charges

We incurred restructuring charges of $8 million and $1 million for the years ended December 31, 2020 and 2019, respectively.

In 2020, restructuring charges comprised $3 million of lease termination costs and severance and other costs related to the decision to consolidate certain operations of Landmark with those of OneGuard, $3 million of severance costs related to the reorganization of certain sales and customer service operations and $2 million of accelerated depreciation related to the disposal of certain technology systems. At December 31, 2020, these activities were substantially complete.

In 2019, restructuring charges comprised severance costs and non-personnel charges primarily related to the decision to consolidate certain operations of Landmark with those of OneGuard.

Interest Expense

Interest expense was $57 million and $62 million for the years ended December 31, 2020 and 2019, respectively. The decrease was due to a decline in interest rates on the unhedged portion of our variable rate debt.

Interest and Net Investment Loss (Income)

Interest and net investment loss (income) reflects a loss of $1 million for the year ended December 31, 2020 and income of $6 million for the years ended December 31, 2019. For the year ended December 31, 2020, amounts primarily comprised a $3 million loss on investment, offset, in part, by interest on our investment portfolio. For the year ended December 31, 2019, amounts primarily comprised interest on our investment portfolio.

Provision for Income Taxes

The effective tax rate on income was 24.5 percent and 24.9 percent for the years ended December 31, 2020 and 2019, respectively.

Net Income

Net income was $112 million and $153 million for the years ended December 31, 2020 and 2019, respectively. The decrease was driven by the aforementioned operating results, offset, in part, by a $14 million decrease in the provision for income taxes.

Adjusted EBITDA

Adjusted EBITDA was $270 million and $303 million for the years ended December 31, 2020 and 2019, respectively. The following table provides a summary of changes in our Adjusted EBITDA. For a reconciliation of net income to Adjusted EBITDA, see “Item 6. Selected Financial Data.”

(In millions)
Year Ended December 31, 2019	$303
Impact of change in revenue	88
Contract claims costs	(49)
Sales and marketing costs	(42)
Customer service costs	(19)
General and administrative costs	(6)
Other	(5)
Year Ended December 31, 2020	$270

The increase in contract claims costs reflects higher incidence beginning in the second quarter of 2020 in the appliance and plumbing trades, which is primarily a result of customers sheltering at home in response to the COVID-19 pandemic, increased cost pressures in the appliance trade due to industry-wide availability challenges, and normal inflation across other trades. The impact of higher incidence in the appliance trade was approximately $36 million. Further, appliance parts availability challenges drove additional replacements, contributing to the increased cost pressures. Contract claims costs also reflects a favorable weather impact of approximately $7 million and process improvement benefits.

The increase in sales and marketing costs was primarily driven by higher targeted marketing spend to drive growth in the direct-to-consumer channel. The increase in customer service costs was primarily related to managing a higher number of service requests and investments in customer retention initiatives. General and administrative costs increased compared to prior year primarily due to investments in technology, offset, in part, by lower professional fees. Other primarily consists of interest and net investment income.

Liquidity and Capital Resources

Liquidity

A substantial portion of our liquidity needs are due to debt service requirements on our indebtedness. The Credit Agreement, as well as the Indenture, contain covenants that limit or restrict our ability, including the ability of certain of our subsidiaries, to incur additional indebtedness, repurchase debt, incur liens, sell assets, make certain payments (including dividends) and enter into transactions with affiliates. As of December 31, 2020, we were in compliance with the covenants under the agreements that were in effect on such date. Based on current conditions, we do not believe the COVID-19 pandemic will affect our ongoing ability to meet the covenants in our debt instruments, including our Credit Agreement and Indenture.

Cash and short-term marketable securities totaled $597 million and $434 million as of December 31, 2020 and 2019, respectively. Cash and short-term marketable securities include balances associated with regulatory requirements in our business. See “—Limitations on Distributions and Dividends by Subsidiaries.” As of December 31, 2020 and 2019, the total net assets subject to these third-party restrictions was $180 million and $168 million, respectively. As of December 31, 2020, there were no letters of credit outstanding, and there was $250 million of available borrowing capacity under the Revolving Credit Facility. Available liquidity was $668 million at December 31, 2020, consisting of $418 million of cash not subject to third-party restrictions and $250 million of available borrowing capacity under the Revolving Credit Facility. We currently believe that cash generated from operations, our cash on hand and available borrowing capacity under the Revolving Credit Facility at December 31, 2020 will provide us with sufficient liquidity to meet our obligations for the foreseeable future.

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

Partial Repayment of Term Loan Facility

On February 17, 2021, we repaid $100 million of the outstanding principal amount of the Term Loan Facility. In connection with the repayment, we recorded a loss on extinguishment of debt of approximately $1 million, which included the write-off of debt issuance costs and original issue discount.

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

Cash Flows

Cash flows from operating, investing and financing activities for the years ended December 31, 2020 and 2019, as reflected in the audited consolidated and combined statements of cash flows included in Item 8 of this Annual Report on Form 10-K, are summarized in the following table.

	Year Ended
	December 31,
(In millions)	2020	2019
Net cash provided from (used for):
Operating activities	$207	$200
Investing activities	(31)	(61)
Financing activities	(7)	(7)
Cash increase during the period	$170	$132

Operating Activities

Net cash provided from operating activities was $207 million for the year ended December 31, 2020, compared to $200 million for the year ended December 31, 2019.

Net cash provided from operating activities in 2020 comprised $170 million in earnings adjusted for non-cash charges and a $37 million decrease in cash required for working capital. The decrease in cash required for working capital was primarily driven by an increase in amounts payable to contractors and suppliers, due, in part, to the timing of claims payments as a result of industry-wide availability challenges in the appliance trade, and the timing of trade payables.

Net cash provided from operating activities in 2019 comprised $189 million in earnings adjusted for non-cash charges and a $11 million decrease in cash required for working capital. The decrease in cash required for working capital was driven by growth in our underlying business and the timing of trade payables.

Investing Activities

Net cash used for investing activities was $31 million for the year ended December 31, 2020, compared to $61 million for the year ended December 31, 2019.

Capital expenditures increased to $32 million in 2020 from $22 million in 2019 and included recurring capital needs and technology projects. We expect capital expenditures for the full year 2021 relating to recurring capital needs and the continuation of investments in information systems and productivity enhancing technology to be approximately $35 million to $45 million. We have no additional material capital commitments at this time.

Cash payments for business acquisitions, net of cash acquired, were $5 million and $38 million in 2020 and 2019, respectively, representing ongoing strategic investments in our business. In 2020, we acquired a business to expand our ProConnect on-demand offering for $5 million in cash. In 2019, activity included $35 million in net cash paid to acquire Streem and $3 million in cash paid to acquire another business.

Cash flows provided from purchases, sales and maturities of securities, net, in 2020 and 2019 were $7 million and $3 million, respectively, and were driven by the maturities and sales of marketable securities.

Cash flows used for other investing activities were $4 million in 2019 and represent ongoing strategic investments in our business.

Financing Activities

Net cash used for financing activities was $7 million for each of the years ended December 31, 2020 and 2019, and primarily consisted of payments to service our debt obligations.

Contractual Obligations

The following table presents our contractual obligations and commitments as of December 31, 2020.

		Less than			More than
(In millions)	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
Principal repayments*	$986	$7	$13	$616	$350
Estimated interest payments(1)	287	56	110	97	24
Non-cancelable operating leases(2)	28	4	8	4	12
Purchase obligations	21	15	4	1	—
Home service plan claims*	90	90	—	—	—
Total amount	$1,410	$171	$136	$718	$385

_________________________________

*     These items are reported in the audited consolidated statements of financial position included in Item 8 of this Annual Report on Form 10-K.

(1)These amounts represent future interest payments related to existing debt obligations based on interest rates and principal maturities specified in the associated debt agreements. As of December 31, 2020, payments related to the Term Loan Facility are based on applicable rates at December 31, 2020 plus the specified margin in the Credit Agreement for each period presented. As of December 31, 2020, the estimated debt balance (including finance leases) as of each fiscal year end from 2021 through 2025 is $979 million, $972 million, $966 million, $959 million and $350 million, respectively, and the weighted-average interest rate on the estimated debt balances is 5.0 percent at each fiscal year end from 2021 through 2024 and 3.5 percent at fiscal year end 2025. See Note 14 to the audited consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K for the terms and maturities of existing debt obligations.

(2)These amounts primarily represent future payments relating to real estate operating leases. Amounts do not include payments for an additional real estate lease that has not yet commenced, which will result in future operating lease payments of less than $1 million in 2021 and $7 million in the years thereafter (2022-2028).

Financial Position

The following discussion describes changes in our financial position from December 31, 2019 to December 31, 2020.

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

•Home service plan claims increased from prior year levels, reflecting an increase in amounts payable to contractors and suppliers, due, in part, to the timing of claims payments as a result of industry-wide availability challenges in the appliance trade.

•Other long-term liabilities increased from prior year levels, primarily due to the change in the valuation of our interest rate swap. See Note 19 to the audited consolidated and combined financial statements included in Item 8 of this Annual Report on Form 10-K for further information.

•Total shareholders’ equity was a deficit of $61 million as of December 31, 2020 compared to a deficit of $179 million as of December 31, 2019. The increase was primarily driven by the $112 million of net income generated in 2020, which reduced our accumulated deficit. See the consolidated and combined statements of changes in (deficit) equity included in Item 8 of this Annual Report on Form 10-K for further information.

Off-Balance Sheet Arrangements

As of December 31, 2020, we did not have any significant off-balance sheet arrangements.

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

We believe our exposure to interest rate fluctuations, when viewed on both a gross and net basis, could be material to our overall results of operations. A significant portion of our outstanding debt, including indebtedness under the Credit Facilities, bears interest at variable rates. As a result, increases in interest rates would increase the cost of servicing our indebtedness and could materially reduce our profitability and cash flows. As of December 31, 2020, each one percentage point change in interest rates would result in an approximate $3 million change in the annual interest expense on our Term Loan Facility after considering the impact of the interest rate swap. Assuming all revolving loans were fully drawn as of December 31, 2020, each one percentage point change in interest rates would result in an approximate $3 million change in annual interest expense on our Revolving Credit Facility. The impact of increases in interest rates could be more significant for us than it would be for some other companies because of our substantial indebtedness.

The following table summarizes information about our debt as of December 31, 2020 (after considering the impact of the effective interest rate swaps), including the principal cash payments and related weighted-average interest rates by expected maturity dates based on applicable rates at December 31, 2020.

								Fair
(In millions)	2021	2022	2023	2024	2025	Thereafter	Total	Value
Debt:
Variable rate	$7	7	$7	$7	$259	$—	$286	$284
Average interest rate	5.0%	5.0%	5.0%	5.0%	5.1%	0.0%	5.1%
Fixed rate					$350	$350	$700	$720
Average interest rate					3.1%	6.8%	4.9%

During the year ended December 31, 2020, the average rate paid and average rate received on the interest rate swaps, before the application of the applicable borrowing margin, were 3.1 percent and 0.6 percent, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

frontdoor, inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial position of frontdoor, inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated and combined statements of operations and comprehensive income, statements of changes in total equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Emphasis of a Matter

As discussed in Note 1 to the consolidated and combined financial statements, prior to October 1, 2018 the accompanying combined financial statements were derived from the consolidated financial statements and accounting records of Terminix. The accompanying combined financial statements include expense allocations for certain corporate functions historically provided by Terminix. These allocations may not be reflective of the actual expenses which would have been incurred had the Company operated as a separate entity apart from Terminix during the periods prior to October 1, 2018.

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

We identified the accrual for home service plan claims as a critical audit matter because estimating the cost to complete home service claims involves significant estimation by management due to the subjectivity involved in determining loss development factors for outstanding claims, including the impact of underlying business changes and market trends on the ultimate costs. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our actuarial specialists, when performing audit procedures to evaluate the reasonableness of the accrual for home service plan claims as of December 31, 2020.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the home service plan claims accrual included the following, among others:

•We tested the operating effectiveness of controls over the home service plan claims accrual, including those over the Company’s internal analysis to project the ultimate costs associated with settling each claim as well as oversight of the actuary and related assumptions. Additionally, we tested the operating effectiveness over the controls covering the completeness and accuracy of the claim data underlying the accrual process.

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

•We tested the underlying data that served as the basis for the Company’s internal analysis and their actuary’s analysis, including historical claims, to ensure that the inputs to the estimates were complete and accurate.

/s/ Deloitte & Touche LLP

Memphis, Tennessee
February 23, 2021

We have served as the Company's auditor since 2017.

Consolidated and Combined Statements of Operations and Comprehensive Income

(In millions, except per share data)

	Year Ended
	December 31,
	2020	2019	2018
Revenue	$1,474	$1,365	$1,258
Cost of services rendered	758	687	686
Gross Profit	716	678	572
Selling and administrative expenses	467	392	338
Depreciation and amortization expense	34	24	21
Restructuring charges	8	1	3
Spin-off charges	—	1	24
Affiliate royalty expense	—	—	1
Interest expense	57	62	23
Interest income from affiliate	—	—	(2)
Interest and net investment loss (income)	1	(6)	(2)
Income before Income Taxes	149	204	166
Provision for income taxes	37	51	42
Net Income	$112	$153	$125
Other Comprehensive Income (Loss), Net of Income Taxes:
Net unrealized loss on derivative instruments	(12)	(12)	(9)
Total Comprehensive Income	$100	$141	$116
Earnings per Share:
Basic	$1.32	$1.81	$1.47
Diluted	$1.31	$1.80	$1.47
Weighted-average Common Shares Outstanding:
Basic	85.2	84.7	84.5
Diluted	85.5	84.9	84.7

See accompanying Notes to the Consolidated and Combined Financial Statements.

Consolidated Statements of Financial Position

(In millions, except share data)

	As of
	December 31,
	2020	2019
Assets:
Current Assets:
Cash and cash equivalents	$597	$428
Marketable securities	—	7
Receivables, less allowance of $2 in each period	5	11
Prepaid expenses and other assets	24	16
Total Current Assets	626	461
Other Assets:
Property and equipment, net	60	51
Goodwill	512	501
Intangible assets, net	170	191
Operating lease right-of-use assets	15	17
Deferred customer acquisition costs	19	18
Other assets	3	11
Total Assets	$1,405	$1,250
Liabilities and Shareholders' Equity:
Current Liabilities:
Accounts payable	$55	$48
Accrued liabilities:
Payroll and related expenses	23	17
Home service plan claims	90	66
Interest payable	9	9
Other	32	29
Deferred revenue	187	188
Current portion of long-term debt	7	7
Total Current Liabilities	403	364
Long-Term Debt	968	973
Other Long-Term Liabilities:
Deferred taxes	38	45
Operating lease liabilities	18	20
Other long-term obligations	40	27
Total Other Long-Term Liabilities	96	92
Commitments and Contingencies (Note 10)
Shareholders' Equity:
Common stock, $0.01 par value; 2,000,000,000 shares authorized; 85,477,779 shares issued and outstanding at December 31, 2020 and 85,309,260 shares issued and outstanding at December 31, 2019	1	1
Additional paid-in capital	46	29
Accumulated deficit	(75)	(188)
Accumulated other comprehensive loss	(33)	(21)
Total Deficit	(61)	(179)
Total Liabilities and Shareholders' Equity	$1,405	$1,250

See accompanying Notes to the Consolidated and Combined Financial Statements.

Consolidated and Combined Statements of Changes in (Deficit) Equity

(In millions)

						Accumulated
			Additional			Other
		Common	Paid-in	Accumulated	Net Parent	Comprehensive	(Deficit)
	Shares	Stock	Capital	Deficit	Investment	Loss	Equity
Balance December 31, 2017	—	$—	$—	$—	$661	$—	$661
Net income	—	—	—	17	108	—	125
Stock-based employee compensation	—	—	1	—	3	—	4
Adoption of ASC 606	—	—	—	—	2	—	2
Net transfers to Former Parent	—	—	—	—	(127)	—	(127)
Non-cash distribution to Former Parent	—	—	—	—	(1,000)	—	(1,000)
Reclassification of Net Parent Investment	—	—	—	(352)	352	—	—
Issuance of common stock at Spin-off	85	1	—	(1)	—	—	—
Other comprehensive loss, net of tax	—	—	—	—	—	(9)	(9)
Balance December 31, 2018	85	$1	$1	$(336)	$—	$(9)	$(344)
Net income	—	—	—	153	—	—	153
Change in equity related to the Spin-off	—	—	—	(4)	—	—	(4)
Stock-based employee compensation	—	—	9	—	—	—	9
Issuance of shares to acquire Streem	—	—	19	—	—	—	19
Taxes paid related to net share settlement of equity awards	—	—	(1)	—	—	—	(1)
Other comprehensive loss, net of tax	—	—	—	—	—	(12)	(12)
Balance December 31, 2019	85	$1	$29	$(188)	$—	$(21)	$(179)
Net income	—	—	—	112	—	—	112
Stock-based employee compensation	—	—	17	—	—	—	17
Taxes paid related to net share settlement of equity awards	—	—	(2)	—	—	—	(2)
Issuance of common stock upon ESPP purchase	—	—	1	—	—	—	1
Other comprehensive loss, net of tax	—	—	—	—	—	(12)	(12)
Balance December 31, 2020	85	$1	$46	$(75)	$—	$(33)	$(61)

See accompanying Notes to the Consolidated and Combined Financial Statements.

Consolidated and Combined Statements of Cash Flows

(In millions)

	Year Ended
	December 31,
	2020	2019	2018
Cash and Cash Equivalents at Beginning of Period	$428	$296	$282
Cash Flows from Operating Activities:
Net Income	112	153	125
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization expense	34	24	21
Deferred income tax provision	—	(1)	7
Stock-based compensation expense	17	9	4
Restructuring charges	8	1	3
Payments for restructuring charges	(6)	(1)	(5)
Spin-off charges	—	1	24
Payments for spin-off charges	—	(1)	(23)
Other	4	4	1
Change in working capital, net of acquisitions:
Receivables	6	1	4
Prepaid expenses and other current assets	(2)	2	(1)
Accounts payable	7	7	8
Deferred revenue	—	3	1
Accrued liabilities	27	(1)	7
Accrued interest payable	—	—	9
Current income taxes	—	(1)	4
Net Cash Provided from Operating Activities	207	200	189
Cash Flows from Investing Activities
Purchases of property and equipment	(32)	(22)	(27)
Business acquisitions, net of cash acquired	(5)	(38)	—
Purchases of available-for-sale securities	(2)	(7)	(15)
Sales and maturities of available-for-sale securities	9	9	32
Other investing activities	—	(4)	—
Net Cash Used for Investing Activities	(31)	(61)	(10)
Cash Flows from Financing Activities
Payments of debt and finance lease obligations	(7)	(7)	(10)
Net transfers to Former Parent	—	—	(137)
Discount paid on issuance of debt	—	—	(2)
Debt issuance costs paid	—	—	(16)
Net Cash Used for Financing Activities	(7)	(7)	(165)
Cash Increase During the Period	170	132	14
Cash and Cash Equivalents at End of Period	$597	$428	$296

See accompanying Notes to the Consolidated and Combined Financial Statements.

frontdoor, inc.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

Frontdoor is the leading provider of home service plans in the United States, as measured by revenue, and operates under the American Home Shield, HSA, OneGuard and Landmark brands. Our customizable home service plans help customers protect and maintain their homes, typically their most valuable asset, from costly and unplanned breakdowns of essential home systems and appliances. Our home service plan customers subscribe to an annual service plan agreement that covers the repair or replacement of major components of more than 20 home systems and appliances, including electrical, plumbing, central HVAC systems, water heaters, refrigerators, dishwashers and ranges/ovens/cooktops, as well as optional coverages for electronics, pools, spas and pumps. In 2019, we launched our ProConnect on-demand home services business, and we acquired Streem, a technology platform that uses augmented reality, computer vision and machine learning to, among other things, help home service professionals more quickly and accurately diagnose breakdowns and complete repairs. At December 31, 2020, we had over two million active home service plans across all 50 states and the District of Columbia.

On October 1, 2018, Terminix Global Holdings, Inc., formerly known as ServiceMaster Global Holdings, Inc. (“Terminix”), completed the Spin-off. Frontdoor was formed as a wholly-owned subsidiary of Terminix on January 2, 2018 for the purpose of holding the Separated Business in connection with the Spin-off. During 2018, Terminix contributed the Separated Business to Frontdoor. The Spin-off was completed by a pro rata distribution to Terminix’s stockholders of approximately 80.2 percent of our common stock. Each holder of Terminix common stock received one share of our common stock for every two shares of Terminix common stock held at the close of business on September 14, 2018, the record date of the distribution. The Spin-off was completed pursuant to a separation and distribution agreement and other agreements with Terminix related to the Spin-off, including a transition services agreement, a tax matters agreement, an employee matters agreement and a stockholder and registration rights agreement. See Note 11 to the accompanying consolidated and combined financial statements for information related to these agreements.

On March 20, 2019, Terminix agreed to transfer its remaining 16,734,092 shares of Frontdoor stock to a financial institution pursuant to an exchange agreement. Subsequent to that date, the financial institution conducted a secondary offering of those shares. The transfer was completed on March 27, 2019, resulting in the full separation of Frontdoor from Terminix and the disposal of Terminix's entire ownership and voting interest in Frontdoor.

Prior to the Spin-off, we did not operate as a separate company, and stand-alone financial statements were not historically prepared. The accompanying consolidated and combined financial statements reflect the combined operations of the Separated Business for periods prior to the completion of the Spin-off and reflect our consolidated operations for the period after the completion of the Spin-off. Accordingly, references to our Former Parent in the accompanying consolidated and combined financial statements refer to Terminix. These consolidated and combined financial statements reflect our financial position, results of operations and cash flows in conformity with U.S. GAAP. Our financial position, results of operations and cash flows may not be indicative of our condition had we been a separate stand-alone entity during the periods presented, nor are the results stated herein necessarily indicative of our financial position, results of operations and cash flows had we operated as a separate, independent company during the periods presented.

For periods prior to the Spin-off, the accompanying consolidated and combined financial statements include all revenues, costs, assets and liabilities directly attributable to us. Terminix’s debt and corresponding interest expense were not allocated to us for periods prior to the Spin-off since we were not the obligor of the debt. The accompanying consolidated and combined statements of operations and comprehensive income include allocations of certain costs from Terminix incurred on our behalf. Such corporate-level costs were allocated to us using methods based on proportionate formulas such as revenue, headcount and others. Such corporate costs include costs pertaining to: accounting and finance, legal, human resources, technology, insurance, marketing, tax services, procurement services and other costs. We consider the expense allocation methodology and results to be reasonable for all periods presented. However, these allocations may not be indicative of the actual level of expense that we would have incurred if we had operated as a separate stand-alone, publicly traded company during the periods presented nor are these costs necessarily indicative of costs we may incur in the future. See Note 11 to the accompanying consolidated and combined financial statements for information regarding allocations from Terminix.

Prior to the Spin-off, current and deferred income taxes and related tax expense were determined based on our stand-alone results by applying ASC 740 as if we were a separate taxpayer, following the separate return methodology. Our portion of current income taxes payable was deemed to have been remitted to Terminix in the period the related tax expense was recorded. Our portion of current income taxes receivable was deemed to have been remitted to us by Terminix in the period to which the receivable applies only to the extent that we could have recognized a refund of such taxes on a stand-alone basis under the law of the relevant taxing jurisdiction. See Note 6 to the accompanying consolidated and combined financial statements for additional information.

Impact of the COVID-19 Pandemic

On March 11, 2020, the WHO characterized COVID-19 as a pandemic, and on March 13, 2020, the United States declared a national emergency concerning the outbreak. The broader implications of the COVID-19 pandemic on our results of operations and overall financial performance remain uncertain. In response to the COVID-19 pandemic, we have taken a number of steps to protect the well-being of our employees, customers and contractors, and we continue to respond to the real-time needs of our business. The COVID-19 situation remains very fluid, and we continue to adjust our response in real time.

While we did not experience a material impact on our results of operations and overall financial performance during the first quarter of 2020, during the remainder of 2020, our results of operations and financial performance were adversely impacted by the COVID-19 pandemic as follows:

•We experienced a decline in first-year real estate sales attributable, in part, to the adverse impact COVID-19 had on U.S. existing home sales in the second quarter of 2020. Due to the annual nature of our home service plan agreements, the impact of this decline carries forward into future periods.

•We experienced an increase in appliance and plumbing claims primarily due to the increased usage of home systems and appliances driven by state and local shelter at home orders and recommendations. In addition, industry-wide availability challenges in the appliance trade have caused increased cost pressure, and, more specifically, appliance parts availability challenges drove additional replacements, contributing to the increased costs.

•We increased our marketing spend in the first-year direct-to-consumer channel to help mitigate the decline in first-year real estate sales.

•We incurred incremental wages at our customer care centers due to increased demand driven by temporary closures at our offshore business process outsourcers and a higher number of service requests in the appliance and plumbing trades, which is primarily a result of customers sheltering at home in response to COVID-19.

•We incurred incremental direct costs in response to COVID-19, which were temporary in nature and primarily related to incremental health and childcare benefits for our employees and hoteling costs related to our offshore business process outsourcers.

Note 2. Significant Accounting Policies

Basis of Consolidation and Combination

Our financial statements include amounts and disclosures related to the stand-alone financial statements and accounting records of Frontdoor for periods after the completion of the Spin-off (“consolidated”) in combination with amounts and disclosures that have been derived for our business from the consolidated financial statements and accounting records of Terminix for the periods prior to the completion of the Spin-off (“combined”). Any references to our financial statements, financial data and operating data refer to our accompanying consolidated and combined financial statements unless otherwise noted. All intercompany transactions have been eliminated.

Use of Estimates

The preparation of the consolidated and combined financial statements requires management to make certain estimates and assumptions required under U.S. GAAP that may differ from actual results. The more significant areas requiring the use of management estimates relate to: revenue recognition; accruals for home service plan claims; accruals for income tax liabilities as well as deferred tax accounts; the deferral and amortization of customer acquisition costs; stock-based compensation; useful lives for depreciation and amortization expense; the valuation of marketable securities; and the valuation of tangible and intangible assets.

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

Revenues are presented net of sales taxes collected and remitted to government taxing authorities in the consolidated and combined statements of operations and comprehensive income.

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

Deferred Customer Acquisition Costs

Customer acquisition costs, which are incremental costs of obtaining a contract with a customer and primarily include sales commissions, are deferred and amortized over the expected customer relationship period in proportion to the costs expected to be incurred in performing services under the contract. Deferred customer acquisition costs were $19 million and $18 million as of December 31, 2020 and 2019, respectively.

Property and Equipment, Intangible Assets and Goodwill

Property and equipment consist of the following:

	As of		Estimated
	December 31,		Useful Lives
(In millions)	2020	2019	(Years)
Buildings and improvements	$23	$25	10 - 40
Technology and communications	78	94	3 - 7
Office equipment, furniture and fixtures, and vehicles	15	10	5 - 7
	116	128
Less accumulated depreciation	(56)	(77)
Net property and equipment	$60	$51

Depreciation of property and equipment, including depreciation of assets held under finance leases was $22 million, $18 million and $12 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Fixed assets and intangible assets with finite lives are depreciated and amortized on a straight-line basis over their estimated useful lives. These lives are based on our previous experience for similar assets, potential market obsolescence and other industry and business data. As required by accounting standards for the impairment or disposal of long-lived assets, our fixed assets and finite-lived intangible assets are tested for recoverability whenever events or changes in circumstances indicate their carrying amounts may not be recoverable. If the carrying value is no longer recoverable based upon the undiscounted future cash flows of the asset, an impairment loss would be recognized equal to the difference between the carrying amount and the fair value of the asset. Changes in the estimated useful lives or in the asset values could cause us to adjust the book values or future expense accordingly.

As required under accounting standards for goodwill and other intangibles, goodwill is not subject to amortization, and intangible assets with indefinite useful lives are not amortized until their useful lives are determined to no longer be indefinite. Goodwill and indefinite-lived intangible assets are tested for impairment at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the reporting unit does not pass the qualitative assessment, then the reporting unit’s carrying value is compared to its fair value. The fair values of the reporting units are estimated using market and discounted cash flow approaches. The discounted cash flow approach uses expected future operating results. The market approach uses comparable company information to determine revenue and earnings multiples to value our reporting unit. Failure to achieve these expected results or market multiples may cause a future impairment of goodwill at the reporting unit. Goodwill and indefinite-lived intangible assets are considered impaired if the carrying value of the reporting unit exceeds its fair value. We conducted our annual impairment tests of goodwill and trade name as of October 1, 2020 and 2019. There were no goodwill or trade name impairment charges recorded during the years ended December 31, 2020 or 2019. See Note 4 to the accompanying consolidated and combined financial statements for information related to our goodwill and intangible assets.

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

Restricted Net Assets

There are third-party restrictions on the ability of certain of our subsidiaries to transfer funds to us. These restrictions are related to regulatory requirements. The payments of ordinary and extraordinary dividends by our subsidiaries are subject to significant regulatory restrictions under the laws and regulations of the states in which they operate. Among other things, such laws and regulations require certain subsidiaries to maintain minimum capital and net worth requirements and may limit the amount of ordinary and extraordinary dividends and other payments that these subsidiaries can make to us. As of December 31, 2020, the total net assets subject to these third-party restrictions was $180 million.

Financial Instruments and Credit Risk

We hedge the interest payments on a portion of our variable rate debt through the use of an interest rate swap agreement. We have classified our interest rate swap contract as a cash flow hedge, and, as such, the hedging instruments are recorded in the consolidated statements of financial position as either an asset or liability at fair value. The effect of derivative financial instrument transactions could have a material impact on our financial statements. We do not hold or issue derivative financial instruments for trading or speculative purposes.

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

Stock-Based Compensation

Stock-based compensation expense for stock options is estimated at the grant date based on an award’s fair value as calculated by the Black-Scholes option-pricing model and is recognized as expense over the requisite service period. The Black-Scholes model requires various highly judgmental assumptions including expected volatility and option life. If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense for future grants may differ materially from that recorded in the current period related to options granted to date. In addition, we estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience. To the extent the actual forfeiture rate is different from the estimate, stock-based compensation expense is adjusted accordingly. See Note 12 to the accompanying consolidated and combined financial statements for more details, including the calculation of stock-based compensation expense for RSUs, performance shares and RSAs.

Income Taxes

Frontdoor and its subsidiaries file a consolidated U.S. federal income tax return. State and local returns are filed both on a separate company basis and on a combined unitary basis with Frontdoor. Current and deferred income taxes are provided for on a separate company basis. We account for income taxes using an asset and liability approach for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. Deferred income taxes are provided to reflect the differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. Valuation allowances are established when necessary to reduce deferred income tax assets to the amounts expected to be realized. We record a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in our tax returns. We recognize potential interest and penalties related to its uncertain tax positions in income tax expense.

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period, increased to include the number of shares of common stock that would have been outstanding had potential dilutive shares of common stock been issued. The dilutive effect of stock options, RSUs, performance shares and RSAs are reflected in diluted earnings per share by applying the treasury stock method.

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

Newly Issued Accounting Standards

Adoption of New Accounting Standards

In June 2016, the FASB issued ASU 2016-13, which was amended in part by subsequent accounting standards updates (collectively ASC 326). This standard requires earlier recognition of credit losses while also providing additional transparency about credit risk. Further, the new credit loss model utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. We adopted ASC 326 using the modified retrospective approach, effective January 1, 2020. The adoption of this standard did not have a material impact on our consolidated and combined financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-15, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. We adopted this standard prospectively, effective January 1, 2020. The adoption of this standard did not have a material impact on our consolidated and combined financial statements and related disclosures.

In March 2020, the FASB issued ASU 2020-04, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. This standard is currently effective and upon adoption may be applied prospectively to contract modifications made on or before December 31, 2022, when the reference rate replacement activity is expected to be completed. Our Term Loan Facility and related interest rate swap that utilize LIBOR have not yet discontinued its use. We plan to apply the amendments in this update to account for contract modifications due to changes in reference rates once effective for us. We do not expect these amendments to have a material impact on our consolidated financial statements and related disclosures.

Note 3. Revenue

We enter into annual home service plan agreements with our customers. We have one performance obligation, which is to provide for the repair or replacement of essential home systems and appliances, as applicable per the contract. We recognize revenue at the agreed upon contractual amount over time using the input method in proportion to the costs expected to be incurred in performing services under the contracts. Those costs bear a direct relationship to the fulfillment of our obligations under the contracts and are representative of the relative value provided to the customer. As the costs to fulfill the obligations of the home service plans are incurred on an other-than-straight-line basis, we utilize historical evidence to estimate the expected claims expense and related timing of such costs. This adjustment to the straight-line revenue creates a contract asset or contract liability, as described under the heading “Contract balances” below. We regularly review our estimates of claims costs and adjust our estimates when appropriate. We derive substantially all of our revenue from customers in the United States.

We disaggregate revenue from contracts with customers into major customer acquisition channels. We determined that disaggregating revenue into these categories depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. Revenue by major customer acquisition channel is as follows:

___

	Year Ended
	December 31,
(In millions)	2020	2019	2018
Renewals	$1,013	$926	$835
Real estate(1)	263	263	262
Direct-to-consumer(1)	183	167	156
Other	16	8	6
Total	$1,474	$1,365	$1,258

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

Costs to obtain a contract with a customer

We capitalize the incremental costs of obtaining a contract with a customer, primarily sales commissions, and recognize the expense, using the input method in proportion to the costs expected to be incurred in performing services under the contract, over the expected customer relationship period. As of December 31, 2020 and 2019, deferred customer acquisition costs were $19 million and $18 million, respectively. Amortization of these deferred acquisition costs was $19 million and $20 million for the years ended December 31, 2020 and 2019, respectively. There were no impairment losses in relation to these capitalized costs.

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

Deferred revenue represents a contract liability and is recognized when cash payments are received in advance of the performance of services, including when the amounts are refundable. Amounts are recognized as revenue in proportion to the costs expected to be incurred in performing services under our contracts. Deferred revenue was $187 million and $188 million as of December 31, 2020 and 2019, respectively.

Changes in deferred revenue for the year ended December 31, 2020 were as follows:

(In millions)	Deferred revenue
Balance as of December 31, 2019	$188
Deferral of revenue	414
Recognition of deferred revenue	(414)
Balance as of December 31, 2020	$187

There was approximately $186 million of revenue recognized during the year ended December 31, 2020 that was included in the deferred revenue balance as of December 31, 2019.

Note 4. Goodwill and Intangible Assets

Goodwill and indefinite-lived intangible assets are not amortized and are subject to assessment for impairment on an annual basis, or more frequently if circumstances indicate a potential impairment. An assessment for impairment is performed on October 1 of every year. There were no goodwill or trade name impairment charges recorded during the years ended December 31, 2020, 2019 and 2018. There were no accumulated impairment losses recorded as of December 31, 2020 and 2019.

The table below summarizes the changes in our goodwill balance for the years ended December 31, 2020 and 2019:

(In millions)	Total
Balance as of December 31, 2018	$476
Goodwill acquired(1)	25
Balance as of December 31, 2019	501
Goodwill acquired(2)	11
Balance as of December 31, 2020	$512

___________________________________

(1)Primarily represents goodwill acquired in the acquisition of Streem. See Note 7 to the accompanying consolidated and combined financial statements for information related to our acquisitions during 2019.

(2)Primarily represents purchase-related adjustments to goodwill acquired in the acquisition of Streem. See Note 7 to the accompanying consolidated and combined financial statements for further information related to our acquisitions during 2020.

The table below summarizes the other intangible asset balances:

0
	As of December 31,
	2020			2019
		Accumulated			Accumulated
(In millions)	Gross	Amortization	Net	Gross	Amortization	Net
Trade names(1)	$141	$—	$141	$141	$—	$141
Customer relationships	173	(171)	2	173	(168)	5
Developed technology	25	(6)	19	34	(1)	33
Other	37	(29)	8	37	(25)	12
Total	$375	$(205)	$170	$385	$(193)	$191

___________________________________

(1)Not subject to amortization.

Amortization expense of $12 million, $6 million and $8 million was recorded for the years ended December 31, 2020, 2019 and 2018, respectively. The following table outlines expected amortization expense for existing intangible assets for the next five years:

(In millions)
2021	$11
2022	8
2023	6
2024	4
2025	—
Total	$29

Note 5. Leases

We have operating leases primarily for corporate offices, customer care centers and engineering and technology campuses, and finance leases for vehicles. Our leases have remaining lease terms of one year to 14 years, some of which include options to extend the leases for up to five years. Renewal options that are reasonably certain to be exercised are included in the lease term. An incremental borrowing rate is used in determining the present value of lease payments unless an implicit rate is readily determinable. Incremental borrowing rates are determined based on our secured borrowing rating and the lease term. Disclosures related to finance lease obligations are immaterial and, as such, are not included in the discussion below.

The weighted-average remaining lease term and weighted-average discount rate is as follows:

	As of
	December 31,
	2020	2019
Weighted-average remaining lease term (years)	9	10
Weighted-average discount rate	6.0%	6.1%

We recognized operating lease expense, including allocated corporate rent for periods prior to the Spin-off, of $3 million, $4 million and $4 million for the years ended years ended December 31, 2020, 2019 and 2018, respectively. These expenses are included in Selling and administrative expenses in the accompanying consolidated and combined statements of operations and comprehensive income.

Supplemental cash flow information related to operating leases is as follows:

	Year Ended
	December 31,
(In millions)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities (1)	$5	$4
Leased assets obtained in exchange for new lease liabilities	3	1

_____________________________

(1)For the year ended December 31, 2020, amounts include $2 million of lease termination costs related to the decision to consolidate certain operations of Landmark with those of OneGuard. See Note 8 to the accompanying consolidated and combined financial statements for further information.

Supplemental balance sheet information related to operating leases is as follows:

	As of
	December 31,
(In millions)	2020	2019
Operating lease right-of-use assets	$21	$23
Less lease incentives	(6)	(6)
Operating lease right-of-use assets, net	$15	$17

Other accrued liabilities	$3	$3
Operating lease liabilities	18	20
Total operating lease liabilities	$21	$23

The following table presents maturities of our operating lease liabilities as of December 31, 2020.

Operating
(In millions)	Leases
2021	$4
2022	4
2023	4
2024	2
2025	1
Thereafter	12
Total lease payments	28
Less imputed interest	(7)
Total	$21

As of December 31, 2020, we have entered into an additional lease as a lessee for real estate that has not yet commenced. This lease will result in an operating lease ROU asset and corresponding lease liability of approximately $6 million. This lease is expected to commence during the first quarter of 2021 with a lease term of seven years.

Note 6. Income Taxes

As discussed above, although we were historically included in the consolidated income tax returns of Terminix, our income taxes for periods prior to the Spin-off were computed and are reported herein under the “separate return method.” Use of the separate return method may result in differences when the sum of the amounts allocated to stand-alone provisions are compared with amounts presented in financial statements. In that event, the related deferred tax assets and liabilities could be significantly different from those presented herein. Certain tax attributes, e.g., net operating loss carryforwards, which were reflected in Terminix’s consolidated financial statements may or may not exist at the stand-alone Frontdoor level. During the year ended December 31, 2019, we recorded a $4 million adjustment to the deferred tax assets and liabilities allocated during the Spin-off to reflect the actual current and deferred tax positions resulting from the Spin-off. The adjustment is reflected as a change in equity related to the Spin-off in the consolidated and combined statements of changes in equity.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in response to the COVID-19 pandemic. We do not expect the provisions of the legislation to have a significant impact on our effective tax rate or our income tax payable and deferred income tax positions.

As of December 31, 2020 and 2019, we had $4 million and $2 million of unrecognized tax benefits, respectively, all of which would impact the effective tax rate if recognized. As of December 31, 2018, we had no unrecognized tax benefits.

The table below summarizes the changes in gross unrecognized tax benefits for the years ended December 31, 2020 and 2019:

(In millions)	Total
Balance as of December 31, 2018	$—
Increases in tax positions for prior years	1
Increases in tax positions for current year	2
Balance as of December 31, 2019	2
Increases in tax positions for current year	2
Balance as of December 31, 2020	$4

We classify interest and penalties recognized on the liability for unrecognized tax benefits as income tax expense. Interest and penalties accrued and recognized as income tax expense are less than $1 million for the year ended December 31, 2020.

We are subject to taxation in the United States, various states and foreign jurisdictions. Pursuant to the terms of the tax matters agreement entered into with Terminix in connection with the Spin-off, we are not subject to federal examination by the IRS or examination by state taxing authorities where a unitary or combined state income tax return is filed for the years prior to 2018. We are not subject to state and local income tax examinations by tax authorities in jurisdictions where separate income tax returns are filed for the years prior to 2016. Substantially all of our income before income taxes for the years ended December 31, 2020, 2019 and 2018 was generated in the United States.

The reconciliation of income tax computed at the U.S. federal statutory tax rate to our effective income tax rate is as follows:

	Year Ended
	December 31,
	2020	2019	2018
Tax at U.S. federal statutory rate	21.0%	21.0%	21.0%
State and local income taxes, net of U.S. federal benefit	2.5	2.5	2.5
Other permanent items	(0.3)	—	(0.5)
Stock-based compensation	0.6	0.2	(0.1)
Credits	(0.5)	—	—
Transaction costs	—	0.2	1.2
Uncertain tax positions	1.1	1.0	1.0
Effective rate	24.5%	24.9%	25.1%

Income tax expense is as follows:

	Year Ended
	December 31,
(In millions)	2020	2019	2018
Current:
U.S. federal	$29	$42	$29
State and local	7	9	6
	36	52	35
Deferred:
U.S. federal	—	(1)	7
	—	(1)	7
Provision for income taxes	$37	$51	$42

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

Significant components of our deferred tax balances are as follows:

	As of
	December 31,
(In millions)	2020	2019
Long-term deferred tax assets (liabilities):
Intangible assets(1)	$(44)	$(46)
Property and equipment	(10)	(7)
Deferred customer acquisition costs	(5)	(4)
Prepaid expenses and other assets	(2)	(2)
Operating lease right-of-use assets	(3)	(4)
Receivables allowances	1	—
Accrued liabilities	6	4
Other long-term liabilities	4	2
Operating lease liabilities	5	6
Deferred interest expense(2)	10	6
Net operating loss and tax credit carryforwards(3)	2	2
Less valuation allowance(4)	(2)	(1)
Net Long-term deferred tax liability	$(38)	$(45)

___________________________________

(1)The deferred tax liability relates primarily to the difference in the tax versus book basis of intangible assets. We had $46 million and $44 million of deferred tax liability included in this net deferred tax liability as of December 31, 2020 and 2019, respectively, that will not actually be paid unless certain of our business units are sold.

(2)Represents deferred interest on our interest rate swap. See Note 18 to the accompanying consolidated and combined financial statements for further information on our interest rate swap agreement.

(3)Represents federal loss carryovers that have an indefinite life and state loss carryovers that expire on or before 2040.

(4)Represents the valuation allowance for deferred tax assets associated with state net operating loss carryforwards for which management has determined it is more likely than not that the deferred tax asset will not be realized.

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

During the second quarter of 2020, we acquired a business for a cash purchase price of $5 million to expand our ProConnect on-demand offering via their technology platform. The purchase price was allocated to developed technology and other intangible assets. The purchase price allocation for this acquisition was completed during the third quarter of 2020.

On December 4, 2019, we acquired Streem for a total purchase price of $55 million, which consisted of $36 million in cash and $19 million in fair value of Frontdoor RSAs. We recorded goodwill of $35 million and other intangible assets of $24 million, consisting of developed technology and patents, offset, in part, by a deferred tax liability of $4 million. The purchase price allocation for this acquisition was completed during the third quarter of 2020.

Additionally, during the year ended December 31, 2019, we acquired a business for a total purchase price of $3 million, which represents ongoing strategic investments in our business. We recorded goodwill of $1 million and developed technology of $2 million related to this acquisition.

The financial results of these acquired businesses were not material, individually or in the aggregate, to our results of operations, and, therefore, pro forma financial information has not been presented. No acquisitions occurred during the year ended December 31, 2018.

Supplemental cash flow information regarding our acquisitions is as follows:

	Year Ended
	December 31,
(In millions)	2020	2019
Assets acquired(1)	$5	$65
Liabilities assumed	—	(8)
Net assets acquired	$5	$57
Net cash paid(1)	$5	$38
Issuance of shares	—	19
Purchase price	$5	$57

___________________________________

(1)For the year ended December 31, 2019, amounts presented net of $1 million of cash acquired.

Note 8. Restructuring Charges

We incurred restructuring charges of $8 million ($6 million, net of tax), $1 million ($1 million, net of tax) and $3 million ($2 million, net of tax) for the years ended December 31, 2020, 2019 and 2018, respectively.

In 2020, restructuring charges comprised $3 million of lease termination costs and severance and other costs related to the decision to consolidate certain operations of Landmark with those of OneGuard, $3 million of severance costs related to the reorganization of certain sales and customer service operations and $2 million of accelerated depreciation related to the disposal of certain technology systems. At December 31, 2020, these activities were substantially complete.

In 2019, restructuring charges comprised severance costs and non-personnel charges, primarily related to the decision to consolidate certain operations of Landmark with those of OneGuard.

In 2018, restructuring charges comprised $2 million of non-personnel charges primarily related to the relocation to our corporate headquarters and $1 million of severance costs, which primarily represent an allocation of severance costs related to actions taken to enhance capabilities and reduce costs in Terminix’s corporate functions that provided company-wide administrative services to support operations.

The pre-tax charges discussed above are reported in “Restructuring charges” in the accompanying consolidated and combined statements of operations and comprehensive income.

A reconciliation of the beginning and ending balances of accrued restructuring charges, which are included in "Accrued liabilities—other" in the accompanying consolidated statements of financial position, is presented as follows:

(In millions)	Accrued Restructuring Charges
Balance as of December 31, 2018	$—
Costs incurred	1
Costs paid or otherwise settled	(1)
Balance as of December 31, 2019	$—
Costs incurred	8
Costs paid or otherwise settled	(8)
Balance as of December 31, 2020	$1

 Note 9. Spin-off Charges

We incurred Spin-off charges of $1 million ($1 million, net of tax) and $24 million ($19 million, net of tax) the years ended December 31, 2019 and 2018, respectively. We did not incur Spin-off charges for the year ended December 31, 2020.

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

As of December 31, 2019, there was less than $1 million of spin-off charges accrued, which were paid or otherwise settled during the year ended December 31, 2020. As of December 31, 2020, there were no accrued spin-off charges in the accompanying consolidated statements of financial position.

During 2019 and 2018, we incurred incremental capital expenditures required to effect the Spin-off of $2 million and $15 million, respectively, principally reflecting costs to replicate technology systems historically shared with Terminix.

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

In January 2021, a lawsuit was filed in the Superior Court of the State of Arizona by the Arizona Attorney General (the "AZ Attorney General") against a subsidiary of the Company, Landmark Home Warranty, LLC ("Landmark"), alleging, among other things, that Landmark violated the Arizona Consumer Fraud Act by engaging in deceptive, misleading or unfair practices with respect to the provision of expedited services to its customers during extreme temperatures from 2017 to July 2020. In this matter, the AZ Attorney General is seeking $14.7 million in damages plus penalties, costs, interest and attorneys’ fees. Although we disagree with the allegations that Landmark has violated Arizona law, litigation is inherently unpredictable. We believe Landmark has valid defenses with respect to the allegations made by the AZ Attorney General and Landmark intends to vigorously defend itself against all allegations asserted by the AZ Attorney General in this matter. During the year ended December 31, 2020, we recorded an estimate of loss with respect to this matter. While it is reasonably possible that the estimate could change, at this time, we do not expect our business, financial position, results of operations or cash flows to be materially adversely affected by this matter.

Due to the nature of our business activities, we are also at times subject to pending and threatened legal and regulatory actions that arise out of the ordinary course of business. In the opinion of management, based in part upon advice of legal counsel, the disposition of any such matters is not expected, individually or in the aggregate, to have a material adverse effect on our business, financial position, results of operations or cash flows. However, the results of legal actions cannot be predicted with certainty. Therefore, it is possible that our business, financial position, results of operations or cash flows could be materially adversely affected in any particular period by the unfavorable resolution of one or more legal actions.

Note 11. Related Party Transactions

Terminix was a related party to Frontdoor prior to the Spin-off. The significant transactions and balances with Terminix prior to the Spin-off and the agreements between Frontdoor and Terminix as of and subsequent to the Spin-off are described below.

Separation from Terminix

Prior to the Spin-off, we were managed and operated in the normal course of business by Terminix along with other businesses. Accordingly, certain shared costs were allocated to us and are reflected as expenses in the accompanying consolidated and combined financial statements. Our management considers the expenses included and the allocation methodologies used to be reasonable and appropriate reflections of the historical Terminix expenses attributable to us for purposes of the accompanying consolidated and combined financial statements; however, the expenses reflected in the accompanying consolidated and combined financial statements may not be indicative of the actual expenses that would have been incurred during the periods presented if we historically operated as a separate, stand-alone entity. In addition, the expenses reflected in the accompanying consolidated and combined financial statements may not be indicative of related expenses that we could incur in the future.

Corporate expenses

The accompanying consolidated and combined financial statements include transactions with Terminix for services (such as executive functions, information systems, accounting and finance, human resources, legal and general corporate expenses) that were provided to us by the centralized Terminix organization. Corporate-level items also include personnel-related expenses of corporate employees (such as salaries, insurance coverage, stock-based compensation costs, etc.). Throughout the period covered by the accompanying consolidated and combined financial statements, the costs of such functions, services and items were directly charged or allocated to us using methods management believes are reasonable. The methods for allocating functions, services and items to us were based on proportional allocation bases which include revenue, headcount and others. All such costs were deemed to have been incurred and settled in the period in which the costs were recorded. Directly charged corporate expenses are included in Selling and administrative expenses in the accompanying consolidated and combined statements of operations and comprehensive income in the amount of $14 million for the year ended December 31, 2018. Allocated corporate expenses are also included in Selling and administrative expenses in the accompanying consolidated and combined statements of operations and comprehensive income in the amount of $35 million for the year ended December 31, 2018.

Terminix trade and service marks

We had a trademark license agreement with Terminix in which we were charged a royalty fee for the use of Terminix-owned trade and service marks. The royalty fee was 0.175 percent of our customer revenues for the period. The royalty fee is included within Affiliate royalty expense in the accompanying consolidated and combined statements of operations and comprehensive income in the amount of $1 million for the year ended December 31, 2018. The trademark license agreement with Terminix was terminated in connection with the Spin-off.

Health insurance coverage

Our employees participated in a self-insured health insurance program administered by Terminix through June 30, 2018. We paid premiums to Terminix for this coverage, which were based on the number of our employees in the medical plan. These premiums are reflected in the accompanying consolidated and combined statements of operations and comprehensive income in the amount of $6 million the year ended December 31, 2018. In addition to these costs, a portion of medical insurance costs for corporate employees were allocated to us through the corporate expense allocation discussed under the heading “Corporate expenses” above.

Risk management

Prior to the Spin-off, Terminix carried insurance policies on insurable risks related to our business at levels which it believed to be appropriate, including workers’ compensation, automobile and general liability risks. These insurance policies were purchased from third-party insurance carriers, which typically incorporated significant deductibles or self-insured retentions. We paid a premium to Terminix in exchange for the coverage provided. Expenses related to coverage provided by Terminix and changes in ultimate losses relating to self-insured programs are reflected in the accompanying consolidated and combined statements of operations and comprehensive income in the amount of $2 million for the year ended December 31, 2018. Our coverage under these self-insured programs was terminated in connection with the Spin-off.

Agreements with Terminix

In connection with the Spin-off, we entered into various agreements with Terminix to provide a framework for our relationship with Terminix after the Spin-off, including the following agreements:

•Separation and Distribution Agreement. This agreement identifies the assets to be transferred, the liabilities to be assumed and the contracts to be assigned to each of Frontdoor and Terminix as part of the Spin-off and provides for when and how these transfers, assumptions and assignments will occur.

•Transition Services Agreement. Pursuant to this agreement, Terminix and Frontdoor will provide certain services to one another on an interim, transitional basis. The services to be provided include certain technology services, finance and accounting services and human resource and employee benefits services. The agreed-upon charges for such services are generally intended to allow the providing company to recover all costs and expenses of providing such services.

•Tax Matters Agreement. This agreement governs the respective rights, responsibilities and obligations of Terminix and Frontdoor after the Spin-off with respect to taxes (including taxes arising in the ordinary course of business and taxes, if any, incurred as a result of any failure of the Spin-off and certain related transactions to qualify as tax-free for U.S. federal income tax purposes), tax attributes, the preparation and filing of tax returns, tax elections, the control of audits and other tax proceedings and assistance and cooperation in respect of tax matters.

•Employee Matters Agreement. This agreement allocates liabilities and responsibilities relating to employment matters, employee compensation and benefits plans and programs and other related matters. The agreement governs certain compensation and employee benefit obligations with respect to the current and former employees and non-employee directors of each company.

•Stockholders and Registration Rights Agreement. Pursuant to this agreement, Frontdoor agrees that, upon the request of Terminix, Frontdoor will use its reasonable best efforts to effect the registration under applicable federal and state securities laws of any shares of Frontdoor common stock retained by Terminix.

Note 12. Stock-Based Compensation

For periods prior to the Spin-off, stock-based compensation expense was allocated to us based on the awards and terms previously granted to our employees and included an allocation of Terminix's corporate and shared functional employee expenses. Adopted at separation, the Omnibus Plan permits the grant to certain employees, consultants or non-employee directors of Frontdoor different forms of awards, including stock options, RSUs, performance shares, RSAs and deferred share equivalents. The Omnibus Plan has 14,500,000 shares reserved for grants, including awards converted at the Spin-off (described below). Our Compensation Committee determines the long-term incentive mix of our employees, including stock options, RSUs and performance shares, and may authorize new grants annually. As of December 31, 2020, 12,155,975 shares remain available for future grants.

In accordance with the employee matters agreement between Frontdoor and Terminix, certain of our executives and employees were entitled to receive equity compensation awards of Frontdoor in replacement of previously outstanding awards granted under various Terminix stock incentive plans prior to the separation. In connection with the Spin-off, these awards were converted into new Frontdoor equity awards using a formula designed to preserve the intrinsic value of the awards immediately prior to the Spin-off. At the date of conversion, the total intrinsic value of the converted options was $4 million. In addition, Frontdoor and Terminix employees who held Terminix RSUs on the record date had the option to elect to receive both Frontdoor and Terminix RSUs for the number of whole shares, rounded down, of Frontdoor common stock that they would have received as a shareholder of Terminix at the date of separation. The terms and conditions of the Frontdoor awards were replicated and, as necessary, adjusted to ensure the vesting schedule and economic value of the awards was unchanged by the conversion.

A summary of the activity related to unvested Frontdoor RSUs held by Frontdoor and Terminix employees as of December 31, 2020 and changes during the year then ended is presented below:

	Frontdoor Awards Distributed in Spin-Off
	Frontdoor Employees	Terminix Employees	Total
Unvested RSUs at December 31, 2019	67,363	25,090	92,453
Vested	(35,972)	(16,768)	(52,740)
Forfeited	(910)	(2,447)	(3,357)
Unvested RSUs at December 31, 2020	30,481	5,875	36,356

Stock Options

Stock options are exercisable based on the terms outlined in the applicable award agreement. Stock options generally vest over a period of four years. The fair value related to stock options granted is determined using the Black-Scholes option pricing model with the assumptions noted in the following table. A historical daily measurement of volatility is determined based on our and our peer companies’ average volatility. The risk-free interest rate is determined by reference to the outstanding U.S. Treasury note with a term equal to the expected life of the option granted. The expected life represents the period of time that options are expected to be outstanding and was calculated using the simplified approach due to our lack of historical experience upon which to estimate the expected lives of the options.

	Year Ended
	December 31,
Assumption	2020	2019
Expected volatility	50.6%	49.3%
Expected dividend yield	0.0%	0.0%
Expected life (in years)	6.1	6.1
Risk-free interest rate	0.51%	2.25%

We granted options to purchase 579,507 and 338,923 shares of our common stock during the years ended December 31, 2020 and 2019, respectively, at weighted-average exercise prices of $35.56 per share for 2020 and $34.48 per share for 2019. We did not issue any stock options under the Omnibus Plan during the year ended December 31, 2018 other than the options converted at the Spin-off. The weighted-average grant-date fair values of the options granted during 2020 and 2019 were $16.94 and $17.05 per share, respectively. During the year ended December 31, 2020, we applied a forfeiture assumption of 10 percent per annum in the recognition of the expense related to these options, with the exception of the options held by our CEO for which we applied a forfeiture rate of zero. The total intrinsic value of options exercised was less than $1 million for each of the years ended December 31, 2020 and 2019.

A summary of option activity under the Omnibus Plan as of December 31, 2020 and changes during the year then ended is presented below:

				Weighted Avg.
			Aggregate	Remaining
		Weighted Avg.	Intrinsic	Contractual
	Stock	Exercise	Value	Term
	Options	Price	(in millions)	(in years)
Outstanding at December 31, 2019	685,477	$32.48	$10	8.15
Granted to employees	579,507	$35.56
Exercised	(19,650)	$23.47
Forfeited	(37,624)	$34.66
Outstanding at December 31, 2020	1,207,710	$34.03	$20	8.14
Exercisable at December 31, 2020	372,498	$30.90	$7	6.70

RSUs

RSUs are exercisable based on the terms outlined in the applicable award agreement. The RSUs generally vest over a period of three years. The fair value of RSUs is determined using the closing market price of our common stock on the day prior to the grant date.

We granted 507,426, 260,237 and 29,178 RSUs during the years ended December 31, 2020, 2019 and 2018, respectively, with weighted-average grant date fair values of $36.58 per unit for 2020, $35.64 per unit for 2019 and $29.13 per unit for 2018. During the year ended December 31, 2020, we applied a forfeiture assumption of 10 percent per annum in the recognition of the expense related to these RSUs, with the exception of the awards held by our CEO for which we applied a forfeiture rate of zero. The total fair value of RSUs vested during the years ended December 31, 2020, 2019 and 2018 was $5 million, $4 million and less than $1 million, respectively.

A summary of RSU activity under the Omnibus Plan as of December 31, 2020 and changes during the year then ended is presented below:

		Weighted Avg.
		Grant Date
	RSUs	Fair Value
Outstanding at December 31, 2019	322,994	$36.96
Granted to employees	507,426	$36.58
Vested	(125,318)	$37.15
Forfeited	(43,804)	$38.52
Outstanding at December 31, 2020	661,298	$36.54

Performance Shares

We granted 149,654 performance shares during the year ended December 31, 2019 with a weighted-average grant date fair value of $30.01 per share. We did not issue any performance shares under the Omnibus Plan during the years ended December 31, 2020 and 2018. In addition to service conditions, the ultimate number of performance shares to be earned depends on the achievement of both performance and market conditions.

The performance condition is based on our revenue target. The fair value of performance shares with a performance condition is determined using the closing market price of our common stock on the day prior to the grant date. The market condition is based on our weighted-average market capitalization target. The fair value of performance shares with a market condition is determined on the grant date using a Monte Carlo simulation model.

Performance shares granted during 2019 vest approximately five years from the initial grant date. All performance awards are subject to earlier vesting in full under certain conditions. During the year ended December 31, 2020, we applied a forfeiture assumption of 10 percent per annum in the recognition of the expense related to these performance shares, with the exception of the awards held by our CEO for which we applied a forfeiture rate of zero. As of December 31, 2020 and 2019, there were 149,654 performance shares outstanding.

RSAs

In connection with the acquisition of Streem, we issued 575,370 RSAs to certain employees of Streem that were not part of the Omnibus Plan. These awards are subject to time-vesting, certain performance milestone-vesting restrictions, continued employment and transfer restrictions. At the grant date, 387,463 shares were immediately vested and are subject to transfer restrictions. The remaining unvested RSAs, which were allocated to future services, generally vest over a period of three years. The fair value of RSAs is determined using the closing market price of our common stock on the day prior to the grant date. The fair value of these vested shares has been allocated to the acquisition purchase price. See Note 7 to the accompanying consolidated and combined financial statements for further information on the purchase price allocation. For the year ended December 31, 2020, 17,478 RSAs vested, and no shares were forfeited. At December 31, 2020, 172,039 shares of these RSAs were unvested.

ESPP

On March 21, 2019, our board of directors approved and recommended for approval by our stockholders the ESPP, which was approved by our stockholders on April 29, 2019 and became effective for offering periods commencing July 1, 2019. The ESPP is intended to qualify for favorable tax treatment under Section 423 of the Code. Under the plan, eligible employees of the Company may purchase common stock, subject to IRS limits, during pre-specified offering periods at a discount established by Frontdoor not to exceed 15 percent of the then current fair market value. A maximum of 1,250,000 shares of our common stock are authorized for sale under the plan. During the years ended December 31, 2020 and 2019, we issued 35,589 and 11,077 shares, respectively, under the ESPP. There were 1,203,334 shares available for issuance under the ESPP as of December 31, 2020.

Stock-based compensation expense

We recognized stock-based compensation expense of $17 million ($14 million, net of tax), $9 million ($7 million, net of tax) and $4 million ($3 million, net of tax) for the years ended December 31, 2020, 2019 and 2018, respectively. These charges are included in Selling and administrative expenses in the accompanying consolidated and combined statements of operations and comprehensive income.

Stock-based compensation expense for stock options, RSUs and RSAs is recognized over the vesting period of the award under a straight-line vesting method, net of estimated forfeitures. In addition, for performance shares with a performance condition, we evaluate the probability of achieving the performance condition at the end of each reporting period and record the related stock-based compensation expense over the service period. For performance shares with a market condition, the related compensation expense is recognized regardless of whether the market condition is satisfied, provided that the requisite service has been provided.

As of December 31, 2020, there was $32 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options, RSUs, performance shares and RSAs. These remaining costs are expected to be recognized over a weighted-average period of 2.32 years.

Note 13. Employee Benefit Plans

We currently maintain a defined contribution plan for the benefit of our employees, the Frontdoor, Inc. 401k Plan. Prior to the Spin-off, our employees participated in Terminix's Profit Sharing and Retirement Plan (“PSRP”). Following the Spin-off, the rights and obligations of these plans were transferred from Terminix pursuant to the employee matters agreement.

Discretionary contributions made on behalf of our employees, including those made to the Terminix PSRP for periods prior to the Spin-off, were $4 million, $3 million and $3 million for the years ended December 31, 2020, 2019 and 2018, respectively. In addition to these costs, a portion of Terminix's discretionary contributions to the Terminix PSRP for corporate employees were allocated to us through the allocation of corporate expenses. These charges are recorded within Selling and administrative expenses in the accompanying consolidated and combined statements of operations and comprehensive income.

Note 14. Long-Term Debt

Long-term debt is summarized in the following table:

	As of
	December 31,
(In millions)	2020	2019
Term Loan Facility maturing in 2025(1)	$629	$634
Revolving Credit Facility maturing in 2023	—	—
2026 Notes(2)	346	345
Other	—	1
Less current portion	(7)	(7)
Total long-term debt	$968	973

___________________________________

(1)As of December 31, 2020 and 2019, presented net of $5 million and $7 million, respectively, in unamortized debt issuance costs and $1 million in unamortized original issue discount paid.

(2)As of December 31, 2020 and 2019, presented net of $4 million and $5 million, respectively, in unamortized debt issuance costs.

On August 16, 2018, in connection with the Spin-off, we engaged in a series of financing transactions pursuant to which we incurred long-term debt consisting of the $650 million Term Loan Facility and $350 million of 2026 Notes. The proceeds of the debt were attributed directly to TTC and as such is reflected as a non-cash distribution in these financial statements.

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

The Revolving Credit Facility provides for senior secured revolving loans and stand-by and other letters of credit. The Revolving Credit Facility limits outstanding letters of credit to $25 million. As of December 31, 2020, there were no letters of credit outstanding, and there was $250 million of available borrowing capacity under the Revolving Credit Facility.

The Credit Agreement contains customary affirmative and negative covenants, including limitations on the incurrence of indebtedness, liens, ability to engage in certain fundamental transactions, make certain dispositions, make certain restricted payments and engage in transactions with affiliates. The Credit Agreement also contains a financial covenant requiring the maintenance of a Consolidated First Lien Leverage Ratio, as defined in the Credit Agreement, of not greater than 3.50 to 1.00 at the end of each fiscal quarter for which the amount of obligations outstanding under the Revolving Credit Facility (subject to certain exceptions, as set forth in the Credit Agreement) exceeds 30 percent of the aggregate amount of Revolving Commitments, as defined in the Credit Agreement. We believe this covenant is the only significant restrictive covenant in the Credit Agreement. As of December 31, 2020, we were in compliance with the financial covenants under the Credit Agreement that were in effect on such date.

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

The Indenture contains covenants that, among other things, limit the ability of Frontdoor and its restricted subsidiaries, as described in the Indenture, to: issue, assume, guarantee or incur additional indebtedness; pay dividends or make distributions or purchase or otherwise acquire or retire for value capital stock or subordinated obligations; issue certain preferred stock or similar equity securities; make loans and investments; create restrictions on the ability of Frontdoor’s restricted subsidiaries to make payments or distributions to Frontdoor; enter into certain transactions with affiliates; sell or otherwise dispose of assets, including capital stock of subsidiaries; incur liens; and, in the case of Frontdoor, merge, consolidate or convey, transfer or lease all of substantially all of the assets of Frontdoor and its restricted subsidiaries taken as a whole. Most of these covenants will be suspended during any period in which the 2026 Notes have investment grade ratings from both Moody’s Investors Service, Inc. (or its successors) and Standard & Poor’s Ratings Services (or its successors). As of December 31, 2020, we were in compliance with the covenants under the Indenture that were in effect on such date.

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

Scheduled Long-term Debt Payments

As of December 31, 2020, future scheduled long‑term debt payments are $7 million for each of the years ending December 31, 2021, 2022, 2023, and 2024 and $609 million for the year ended December 31, 2025.

Note 15. Supplemental Cash Flow Information

Supplemental information relating to the accompanying consolidated and combined statements of cash flows is presented in the following table:

	Year Ended
	December 31,
(In millions)	2020	2019	2018
Cash paid for (received from):
Interest expense	$55	$59	$13
Income tax payments, net of refunds(1)	37	52	—
Interest income	(3)	(6)	(1)

___________________________________

(1)Prior to the Spin-off, all income tax payments and refunds were paid and received by Terminix on our behalf.

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

Note 16. Cash and Marketable Securities

Cash, money market funds and certificates of deposit with maturities of three months or less when purchased are included in Cash and cash equivalents in the accompanying consolidated statements of financial position. As of December 31, 2020 and 2019, marketable securities primarily consisted of treasury bills with maturities of less than one year and are classified as available-for-sale securities. As of December 31, 2020 and 2019, the amortized cost of our short-term investments was less than $1 million and $7 million, respectively, and the estimated fair value of these investments was less than $1 million and $7 million, respectively.

Gains and losses on sales of investments, as determined on a specific identification basis, are included in investment income in the period they are realized. For the years ended December 31, 2020, 2019 and 2018, there were no gross realized gains or gross realized losses resulting from sales of available-for-sale securities. The table below summarizes proceeds and maturities of available-for-sale securities.

	Year Ended
	December 31,
(In millions)	2020	2019	2018
Proceeds from sale of securities	$—	$—	$17
Maturities of securities	9	9	15

We periodically review our portfolio of investments to determine whether an allowance for credit losses is necessary. There was a $3 million loss on an investment recognized during the year ended December 31, 2020, which is included in Interest and net investment loss (income) in the accompanying consolidated and combined statements of operations and comprehensive income. There were no credit losses due to declines in the value of our investments recognized for the years ended December 31, 2019, and 2018.

Note 17. Comprehensive Income (Loss)

Comprehensive income (loss), which includes net income (loss), unrealized gain (loss) on derivative instruments and unrealized gain (loss) on marketable securities is disclosed in the accompanying consolidated and combined statements of operations and comprehensive income and consolidated and combined statements of changes in equity.

The following tables summarize the activity in AOCI, net of the related tax effects.

	Unrealized
	Loss
(In millions)	on Derivatives	Total
Balance as of December 31, 2018	$(9)	$(9)
Other comprehensive income (loss) before reclassifications:
Pre-tax amount	(18)	(18)
Tax provision (benefit)	(4)	(4)
After-tax amount	(14)	(14)
Amounts reclassified from accumulated other comprehensive income (loss)(1)	2	2
Net current period other comprehensive income (loss)	(12)	(12)
Balance as of December 31, 2019	$(21)	$(21)
Other comprehensive income (loss) before reclassifications:
Pre-tax amount	(25)	(25)
Tax provision (benefit)	(6)	(6)
After-tax amount	(19)	(19)
Amounts reclassified from accumulated other comprehensive income (loss)(1)	7	7
Net current period other comprehensive income (loss)	(12)	(12)
Balance as of December 31, 2020	$(33)	$(33)

___________________________________

(1)Amounts are net of tax. See reclassifications out of AOCI below for further details.

Reclassifications out of AOCI included the following components for the periods indicated.

	Amounts Reclassified from Accumulated
	Other Comprehensive Income (Loss)
	As of December 31,			Consolidated and Combined Statements of
(In millions)	2020	2019	2018	Operations and Comprehensive Income Location
Loss on interest rate swap contract	$(9)	$(3)	$—	Interest expense
Impact of income taxes	2	1	—	Provision for income taxes
Total reclassifications related to derivatives	$(7)	$(2)	$—
Total reclassifications for the period	$(7)	$(2)	$—

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

We hedge the interest payments on a portion of our variable rate debt through the use of an interest rate swap agreement. Our interest rate swap contract is classified as a cash flow hedge, and, as such, it is recorded in the accompanying consolidated statements of financial position as either an asset or liability at fair value, with changes in fair value recorded in AOCI. Cash flows related to the interest rate swap contract are classified as operating activities in the accompanying consolidated and combined statements of cash flows.

The effective portion of the gain or loss on our interest rate swap contract is recorded in AOCI. These amounts are reclassified into earnings in the same period or periods during which the hedged forecasted debt interest settlement affects earnings. See Note 17 to the accompanying consolidated and combined financial statements for the effective portion of the gain or loss on derivative instruments recorded in AOCI and for the amounts reclassified out of AOCI and into earnings. As the underlying forecasted transactions occur during the next 12 months, the unrealized hedging loss in AOCI expected to be recognized in earnings is $8 million, net of tax, as of December 31, 2020. The amounts that are ultimately reclassified into earnings will be based on actual interest rates at the time the positions are settled and may differ materially from the amount noted above.

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

The period-end carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The period-end carrying amount of short-term marketable securities also approximates fair value and consists of available-for-sale debt securities. Unrealized gains and losses are reported net of tax as a component of AOCI in the accompanying consolidated statements of financial position. There were no allowances for credit losses for the years ended December 31, 2020 and 2019. The carrying amount of total debt was $975 million and $980 million, and the estimated fair value was $1,004 million and $1,031 million as of December 31, 2020 and 2019, respectively. The fair value of our debt is estimated based on available market prices for the same or similar instruments that are considered significant other observable inputs (Level 2) within the fair value hierarchy. The fair values presented reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value estimates presented in this report are based on information available to us as of December 31, 2020 and 2019.

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

We have not changed our valuation techniques for measuring the fair value of any financial assets and liabilities during the year. Transfers between levels, if any, are recognized at the end of the reporting period. There were no transfers between levels during the years ended December 31, 2020 and 2019.

The carrying amount and estimated fair value of our financial instruments that are recorded at fair value on a recurring basis for the periods presented are as follows:

			Estimated Fair Value Measurements
(In millions)	Statement of Financial Position Location	Carrying Value	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2020:
Financial Liabilities:
Interest rate swap contract	Other accrued liabilities	$10	$—	$10	$—
	Other long-term obligations	33	—	33	—
Total financial liabilities		$43	$—	$43	$—

As of December 31, 2019:
Financial Assets:
Investments in marketable securities	Marketable securities	$7	$7	$—	$—
Total financial assets		$7	$7	$—	$—
Financial Liabilities:
Interest rate swap contract	Other accrued liabilities	$5	$—	$5	$—
	Other long-term obligations	22	—	22	—
Total financial liabilities		$27	$—	$27	$—

Note 20. Capital Stock

We are authorized to issue 2,000,000,000 shares of common stock. As of December 31, 2020 and 2019, there were 85,477,779 and 85,309,260 shares of common stock issued and outstanding, respectively. We have no other classes of equity securities issued or outstanding.

Note 21. Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period, increased to include the number of shares of common stock that would have been outstanding had potential dilutive shares of common stock been issued. The dilutive effect of stock options, RSUs, performance shares and RSAs are reflected in diluted earnings per share by applying the treasury stock method.

Basic and diluted earnings per share are calculated as follows:

	Year Ended
	December 31,
(In millions, except per share data)	2020	2019	2018
Net Income	$112	$153	$125
Weighted-average common shares outstanding	85.2	84.7	84.5
Effect of dilutive securities:
RSUs	0.2	0.1	0.1
Stock options(1)	0.1	0.1	—
Weighted-average common shares outstanding - assuming dilution	85.5	84.9	84.7
Basic earnings per share	$1.32	$1.81	$1.47
Diluted earnings per share	$1.31	$1.80	$1.47

___________________________________

(1)Options to purchase 0.7 million, 0.4 million and 0.1 million shares for the years ended December 31, 2020, 2019 and 2018, respectively, were not included in the diluted earnings per share calculation because their effect would have been anti-dilutive.

Note 22. Subsequent Events

On February 17, 2021, we repaid $100 million of the outstanding principal amount of the Term Loan Facility. In connection with the repayment, we recorded a loss on extinguishment of debt of approximately $1 million, which included the write-off of debt issuance costs and original issue discount.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

frontdoor, inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of frontdoor, inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 23, 2021, expressed an unqualified opinion on those financial statements.

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

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Memphis, Tennessee

February 23, 2021

Quarterly Operating Results (Unaudited)

Quarterly operating results for the last two years are shown in the table below.

	2020
	First	Second	Third	Fourth
(in millions, except per share data)	Quarter	Quarter	Quarter	Quarter	Year
Operating Revenue	$294	$417	$440	$323	$1,474
Gross Profit	147	218	215	137	716
Income before Income Taxes(1)	17	65	65	1	149
Net Income(1)	13	49	49	2	112
Basic earnings per share:	0.15	0.57	0.57	0.02	1.32
Diluted earnings per share:	0.15	0.57	0.57	0.02	1.31

	2019
	First	Second	Third	Fourth
(in millions, except per share data)	Quarter	Quarter	Quarter	Quarter	Year
Operating Revenue	$271	$388	$407	$300	$1,365
Gross Profit	128	205	206	139	678
Income before Income Taxes(1)(2)	18	81	82	23	204
Net Income(1)(2)	13	60	61	19	153
Basic earnings per share:	0.15	0.71	0.72	0.22	1.81
Diluted earnings per share:	0.15	0.71	0.72	0.22	1.80

___________________________________

(1)The results for 2020 include restructuring charges comprised of $3 million of lease termination costs and severance and other costs related to the decision to consolidate certain operations of Landmark with those of OneGuard, $3 million of severance costs related to the reorganization of certain sales and customer service operations and $2 million of accelerated depreciation related to the disposal of certain technology systems. The results for 2019 include restructuring charges comprised of severance costs and non-personnel charges, primarily related to the decision to consolidate certain operations of Landmark with those of OneGuard. The table below summarizes the pre-tax and after-tax restructuring charges, by quarter, for 2020 and 2019.

	2020
	First	Second	Third	Fourth
(in millions)	Quarter	Quarter	Quarter	Quarter	Year
Pre-tax	$3	$1	$—	$4	$8
After-tax	$2	$1	$—	$3	$6

	2019
	First	Second	Third	Fourth
(in millions)	Quarter	Quarter	Quarter	Quarter	Year
Pre-tax	$—	$—	$—	$1	$1
After-tax	$—	$—	$—	$1	$1

(2)The results for 2019 include Spin-off charges, which include nonrecurring costs incurred to evaluate, plan and execute the Spin-off and are primarily related to third-party consulting and other incremental costs directly associated with the Spin-off process. The table below summarize the pre-tax and after-tax Spin-off charges, by quarter, for 2019.

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

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2020.

Our independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of our internal controls over financial reporting as of December 31, 2020 and has expressed an unqualified opinion in their report which is included herein.

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item for the Company will be set forth in Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item for the Company will be set forth in Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item for the Company will be set forth in Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item for the Company will be set forth in Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item for the Company will be set forth in Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a). Financial Statements, Schedules and Exhibits.

1. Financial Statements

Report of Independent Registered Public Accounting Firm contained in Item 8 of this Annual Report on Form 10-K.	50
Consolidated and Combined Statements of Operations and Comprehensive Income for the years ended December 31, 2020, 2019 and 2018 contained in Item 8 of this Annual Report on Form 10-K.	52
Consolidated Statements of Financial Position as of December 31, 2020 and 2019 contained in Item 8 of this Annual Report on Form 10-K.	53
Consolidated and Combined Statements of Changes in Equity for the years ended December 31, 2020, 2019 and 2018 contained in Item 8 of this Annual Report on Form 10-K.	54
Consolidated and Combined Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018 contained in Item 8 of this Annual Report on Form 10-K.	55
Notes to the Consolidated and Combined financial statements contained in Item 8 of this Annual Report on Form 10-K.	56

2. Exhibits	83

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

3. Financial Statements Schedules

The following information is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the financial statements contained in Item 8 of this Annual Report on Form 10-K:

Schedule I—frontdoor, inc. (Parent) Condensed Financial Information	86
Schedule II—Valuation and Qualifying Accounts	90

ITEM 16. FORM 10-K SUMMARY

None.

EXHIBIT INDEX

Exhibit Number	Description
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

4.3	Description of Securities (incorporated by reference to Exhibit 4.3 to Frontdoor’s Annual Report on Form 10-K for the year ended December 31, 2019).
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

10.6

Tax Matters Agreement, dated as of September 28, 2018, by and between Terminix Global Holdings, Inc. (formerly ServiceMaster Global Holdings, Inc.) and frontdoor, inc. (incorporated by reference to Exhibit 10.2 to Frontdoor’s Current Report on Form 8-K filed

10.7

Employee Matters Agreement, dated as of September 28, 2018, by and between Terminix Global Holdings, Inc. (formerly ServiceMaster Global Holdings, Inc.) and frontdoor, inc. (incorporated by reference to Exhibit 10.3 to Frontdoor’s Current Report on Form 8-K filed on October 1, 2018).

10.9

Credit Agreement, dated as of August 16, 2018, among frontdoor, inc., as borrower, The Terminix Company, LLC (formerly ServiceMaster Company, LLC), as initial term loan lender, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders and agents party thereto from time to time (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to Frontdoor’s Registration Statement on Form 10 filed on August 30, 2018).

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

FRONTDOOR, INC.

Date: February 23, 2021	By:	/s/ Rexford J. Tibbens
		Name:	Rexford J. Tibbens
		Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 23, 2021	By:	/s/ Rexford J. Tibbens
		Name:	Rexford J. Tibbens
		Title:	President, Chief Executive Officer and Director (principal executive officer)

Date: February 23, 2021	By:	/s/ Brian K. Turcotte
		Name:	Brian K. Turcotte
		Title:	Senior Vice President and Chief Financial Officer (principal financial officer)

Date: February 23, 2021	By:	/s/ Chastitie S. Brim
		Name:	Chastitie S. Brim
		Title:	Vice President, Chief Accounting Officer and Controller (principal accounting officer)

Date: February 23, 2021	By:	/s/ William C. Cobb
		Name:	William C. Cobb
		Title:	Director, Chairman of the Board

Date: February 23, 2021	By:	/s/ Anna C. Catalano
		Name:	Anna C. Catalano
		Title:	Director

Date: February 23, 2021	By:	/s/ Peter L. Cella
		Name:	Peter L. Cella
		Title:	Director

Date: February 23, 2021	By:	/s/ Richard P. Fox
		Name:	Richard P. Fox
		Title:	Director

Date: February 23, 2021	By:	/s/ Brian P. McAndrews
		Name:	Brian P. McAndrews
		Title:	Director

Date: February 23, 2021	By:	/s/ Liane J. Pelletier
		Name:	Liane J. Pelletier
		Title:	Director

[Signature Page to the Annual Report on Form 10-K]

SCHEDULE I
frontdoor, inc. (Parent Company Only)

Condensed Statements of Comprehensive Income

(In millions)

	Year Ended
	December 31,
	2020	2019	2018
Revenue	$—	$—	$—
Interest expense	57	62	22
Interest and net investment loss (income)	2	(1)	—
Loss before Income Taxes	(59)	(61)	(22)
Income tax benefit	(1)	(4)	(5)
Net Loss from Operations	(58)	(58)	(18)
Equity in earnings of subsidiaries (net of tax)	170	211	34
Net Income	$112	$153	$17
Total Comprehensive Income	$100	$141	$8

frontdoor, inc. (Parent Company Only)

Condensed Balance Sheets

(In millions)

	As of
	December 31,
	2020	2019
Assets:
Current Assets:
Cash and cash equivalents	$72	$132
Prepaid expenses and other assets	1	—
Total Current Assets	73	132
Other Assets:
Investments in subsidiaries	966	785
Deferred taxes	10	6
Other assets	1	5
Total Assets	$1,049	$929
Liabilities and Equity:
Current Liabilities:
Accrued liabilities:
Interest payable	$9	$9
Other	10	11
Current portion of long-term debt	7	7
Total Current Liabilities	26	27
Long-Term Debt	968	972
Due to Subsidiaries	79	87
Other Long-Term Liabilities:
Other long-term obligations	38	22
Total Other Long-Term Liabilities	38	22
Deficit	(61)	(179)
Total Liabilities and Equity	$1,049	$929

frontdoor, inc. (Parent Company Only)

Condensed Statements of Cash Flows

(In millions)

	Year Ended
	December 31,
	2020	2019	2018
Cash and Cash Equivalents at Beginning of Period	$132	$55	$—
Net Cash (Used for) Provided from Operating Activities	(36)	38	159
Cash Flows from Investing Activities
Business acquisitions, net of cash acquired	—	(35)	—
Other investing activities	—	(4)	—
Net Cash Used for Investing Activities	—	(39)	—
Cash Flows from Financing Activities
Payments of debt	(7)	(7)	(2)
Net transfers (from) to Parent Company	(18)	85	4
Contribution from Terminix	—	—	81
Dividend paid to Terminix	—	—	(169)
Discount paid on issuance of debt	—	—	(2)
Debt issuance costs paid	—	—	(16)
Net Cash (Used for) Provided from Financing Activities	(24)	78	(104)
Cash (Decrease) Increase During the Period	(60)	77	55
Cash and Cash Equivalents at End of Period	$72	$132	$55

Notes to Condensed Parent Company Only Financial Statements

Note 1. Basis of Presentation

The condensed financial statements of frontdoor, inc. (“Parent Company”), are required as a result of the restricted net assets of the Parent Company’s consolidated subsidiaries exceeding 25 percent of the Parent Company’s consolidated net assets as of December 31, 2020. All consolidated subsidiaries of the Parent Company are wholly owned. The primary source of income for the Parent Company is equity in its subsidiaries’ earnings.

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

Note 2. Long-Term Debt

On August 16, 2018, in connection with the Spin-off, the Parent Company engaged in a series of financing transactions pursuant to which we incurred long-term debt consisting of the $650 million Term Loan Facility and $350 million of 2026 Notes. The proceeds of the debt were attributed directly to TTC and as such is reflected as a non-cash distribution in these financial statements.

On October 24, 2018, the Parent Company entered into an interest rate swap agreement effective October 31, 2018 that expires on August 16, 2025. The notional amount of the agreement was $350 million.

For the years ended December 31, 2020, 2019 and 2018, Parent Company’s debt and corresponding interest expense were not allocated to its subsidiaries. American Home Shield is a co-obligor and/or guarantor of the debt, and interest expense has been pushed down to American Home Shield for income tax purposes. For further information on the Parent Company’s August 2018 financing transactions, see Note 14 to the audited consolidated and combined financial statements of frontdoor, inc. included in Item 8 of this Annual Report on Form 10-K.

Note 3. Acquisitions

On December 4, 2019, the Parent Company acquired Streem for a total purchase price of $55 million, which consisted of $36 million in cash and $19 million in fair value of Frontdoor RSAs. For further information on the Parent Company’s acquisition of Streem, see Note 7 to the audited consolidated and combined financial statements of frontdoor, inc. included in Item 8 of this Annual Report on Form 10-K.

Note 4. Subsequent Events

On February 17, 2021, the Parent Company repaid $100 million of the outstanding principal amount of the Term Loan Facility. In connection with the repayment, we recorded a loss on extinguishment of debt of approximately $1 million, which included the write-off of debt issuance costs and original issue discount.

SCHEDULE II
frontdoor, inc.

Valuation and Qualifying Accounts

(In millions)

		Additions
	Balance at	Charged to		Balance at
	Beginning of	Costs and		End of
	Period	Expenses	Deductions(1)	Period
As of and for the year ending December 31, 2020
Allowance for doubtful accounts
Accounts receivable	$2	$17	$16	$2
Income tax valuation allowance	2	—	—	2
As of and for the year ending December 31, 2019
Allowance for doubtful accounts
Accounts receivable	$2	$16	$15	$2
Income tax valuation allowance	1	1	—	2
As of and for the year ending December 31, 2018
Allowance for doubtful accounts
Accounts receivable	$1	$12	$12	$2
Income tax valuation allowance	—	1	—	1

___________________________________

(1)Deductions in the allowance for doubtful accounts for accounts receivable reflect write-offs of uncollectible accounts. Deductions for the income tax valuation allowance in 2020, 2019 and 2018 are primarily attributable to the reduction of net operating loss carryforwards and other deferred tax assets related to the uncertainty of future taxable income in certain jurisdictions.