Form 10-Q
period 2021-03-31
frontdoor, inc.
filed 2021-05-06
CIK 1727263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________________________________________

FORM 10-Q

________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

Yes  ☐  No  ☒

The number of shares of the registrant’s common stock outstanding as of April 30, 2021: 85,685,092 shares of common stock, par value $0.01 per share.

frontdoor, inc.

Quarterly Report on Form 10-Q

GLOSSARY OF TERMS AND SELECTED ABBREVIATIONS

In order to aid the reader, we have included certain terms and abbreviations used throughout this Quarterly Report on Form 10-Q below:

Term/Abbreviation	Definition
2020 Form 10-K	frontdoor, inc. Annual Report on Form 10-K for the year ended December 31, 2020
2026 Notes	6.750% senior notes in the aggregate principal amount of $350 million
AOCI	Accumulated other comprehensive income or loss
ASC	FASB Accounting Standards Codification
ASC 740	ASC Topic 740, Income Taxes
ASU	FASB Accounting Standards Update
Credit Agreement	The agreements governing the Term Loan Facility and the Revolving Credit Facility
Credit Facilities	The Term Loan Facility together with the Revolving Credit Facility
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	U.S. Financial Accounting Standards Board
HVAC	Heating, ventilation and air conditioning
Indenture	The indenture and supplemental indenture between frontdoor, inc. and Wilmington Trust, National Association as trustee, that governs the 2026 Notes
IRS	Internal Revenue Service
Omnibus Plan	frontdoor, inc. 2018 Omnibus Incentive Plan
ProConnect	Our membership-based home services business, which includes on-demand home services offerings, marketed under the American Home Shield ProConnect and HSA ProConnect brand names and other names
Revolving Credit Facility	$250 million revolving credit facility
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Spin-off

Terminix’s separation and distribution of the ownership and operations of the businesses operated under the American Home Shield, HSA, OneGuard and Landmark brand names into frontdoor, inc., which was completed on October 1, 2018

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

In this Quarterly Report on Form 10-Q, unless the context indicates otherwise, references to “Frontdoor,” “we,” “our,” or “us” refer to frontdoor, inc. and all of its subsidiaries. Frontdoor is a Delaware corporation with its principal executive offices in Memphis, Tennessee.

We hold various service marks, trademarks and trade names, such as frontdoor™, American Home Shield®, HSA™, OneGuard®, Landmark Home Warranty®, ProConnect™, Streem® and the Frontdoor logo. Solely for convenience, the service marks, trademarks and trade names referred to in this Quarterly Report on Form 10-Q are presented without the SM, ®, and TM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensors to these service marks, trademarks and trade names. All service marks, trademarks and trade names appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

Certain amounts presented in the tables in this report are subject to rounding adjustments and, as a result, the totals in such tables may not sum.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(In millions, except per share data)

	Three Months Ended
	March 31,
	2021	2020
Revenue	$329	$294
Cost of services rendered	181	147
Gross Profit	148	147
Selling and administrative expenses	118	105
Depreciation and amortization expense	9	8
Restructuring charges	1	3
Interest expense	13	15
Interest and net investment income	—	(2)
Loss on extinguishment of debt	1	—
Income before Income Taxes	5	17
Provision for income taxes	1	4
Net Income	$5	$13
Other Comprehensive Income (Loss), Net of Income Taxes:
Net unrealized gain (loss) on derivative instruments	7	(15)
Total Comprehensive Income (Loss)	$12	$(2)
Earnings per Share:
Basic	$0.06	$0.15
Diluted	$0.06	$0.15
Weighted-average Common Shares Outstanding:
Basic	85.4	85.1
Diluted	86.0	85.4

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Financial Position (Unaudited)

(In millions, except share data)

	As of
	March 31,	December 31,
	2021	2020
Assets:
Current Assets:
Cash and cash equivalents	$538	$597
Receivables, less allowance of $2 in each period	4	5
Prepaid expenses and other assets	30	24
Total Current Assets	573	626
Other Assets:
Property and equipment, net	61	60
Goodwill	512	512
Intangible assets, net	167	170
Operating lease right-of-use assets	20	15
Deferred customer acquisition costs	20	19
Other assets	3	3
Total Assets	$1,355	$1,405
Liabilities and Shareholders' Equity:
Current Liabilities:
Accounts payable	$66	$55
Accrued liabilities:
Payroll and related expenses	19	23
Home service plan claims	85	90
Interest payable	3	9
Other	32	32
Deferred revenue	227	187
Current portion of long-term debt	7	7
Total Current Liabilities	439	403
Long-Term Debt	868	968
Other Long-Term Liabilities:
Deferred taxes	41	38
Operating lease liabilities	23	18
Other long-term obligations	30	40
Total Other Long-Term Liabilities	94	96
Commitments and Contingencies (Note 8)
Shareholders' Equity:
Common stock, $0.01 par value; 2,000,000,000 shares authorized; 85,680,630 shares issued and 85,679,700 shares outstanding at March 31, 2021 and 85,477,779 shares issued and outstanding at December 31, 2020	1	1
Additional paid-in capital	49	46
Accumulated deficit	(70)	(75)
Accumulated other comprehensive loss	(26)	(33)
Total Deficit	(46)	(61)
Total Liabilities and Shareholders' Equity	$1,355	$1,405

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statement of Changes in (Deficit) Equity (Unaudited)

(In millions)

	Three Months Ended
	March 31,
	2021	2020
Common Stock
Balance at beginning of period	$1	$1
Balance at end of period	1	1
Additional Paid-in Capital
Balance at beginning of period	46	29
Exercise of stock options	1	—
Taxes paid related to net share settlement of equity awards	(4)	(1)
Stock-based employee compensation	6	3
Balance at end of period	49	31
Accumulated Deficit
Balance at beginning of period	(75)	(188)
Net income	5	13
Balance at end of period	(70)	(174)
Accumulated Other Comprehensive Loss
Balance at beginning of period	(33)	(21)
Other comprehensive income (loss), net of tax	7	(15)
Balance at end of period	(26)	(36)
Total Deficit	$(46)	$(178)

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Three Months Ended
	March 31,
	2021	2020
Cash and Cash Equivalents at Beginning of Period	$597	$428
Cash Flows from Operating Activities:
Net Income	5	13
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization expense	9	8
Stock-based compensation expense	6	3
Restructuring charges	1	3
Payments for restructuring charges	(1)	(3)
Loss on extinguishment of debt	1	—
Change in working capital, net of acquisitions:
Receivables	1	3
Prepaid expenses and other current assets	1	2
Accounts payable	11	7
Deferred revenue	40	40
Accrued liabilities	(8)	(15)
Accrued interest payable	(6)	(6)
Current income taxes	(8)	4
Net Cash Provided from Operating Activities	52	60
Cash Flows from Investing Activities:
Purchases of property and equipment	(7)	(8)
Purchases of available-for-sale securities	—	(2)
Sales and maturities of available-for-sale securities	—	7
Net Cash Used for Investing Activities	(7)	(3)
Cash Flows from Financing Activities:
Payments of debt	(102)	(2)
Other financing activities	(3)	(1)
Net Cash Used for Financing Activities	(105)	(3)
Cash (Decrease) Increase During the Period	(59)	54
Cash and Cash Equivalents at End of Period	$538	$482

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

frontdoor, inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation

Frontdoor is the leading provider of home service plans in the United States, as measured by revenue, and operates under the American Home Shield, HSA, OneGuard and Landmark brands. Our customizable home service plans help customers protect and maintain their homes, typically their most valuable asset, from costly and unplanned breakdowns of essential home systems and appliances. Our home service plan customers subscribe to an annual service plan agreement that covers the repair or replacement of major components of more than 20 home systems and appliances, including electrical, plumbing, central HVAC systems, water heaters, refrigerators, dishwashers and ranges/ovens/cooktops, as well as optional coverages for electronics, pools, spas and pumps. Our operations also include our ProConnect on-demand home services business and Streem, a technology platform that uses augmented reality, computer vision and machine learning to, among other things, help home service professionals more quickly and accurately diagnose breakdowns and complete repairs. At March 31, 2021, we had over two million active home service plans across all 50 states and the District of Columbia.

We recommend that the accompanying condensed consolidated financial statements be read in conjunction with the audited consolidated and combined financial statements and the notes thereto included in our 2020 Form 10-K. The accompanying condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for any interim period are not indicative of the results that might be achieved for a full year.

Impact of the COVID-19 Pandemic

On March 11, 2020, the World Health Organization (“WHO”) characterized the novel coronavirus disease (“COVID-19”) as a pandemic, and on March 13, 2020, the United States declared a national emergency concerning the outbreak. The broader implications of the COVID-19 pandemic on our results of operations and overall financial performance remain uncertain. In response to the COVID-19 pandemic, we have taken a number of steps to protect the well-being of our employees, customers and contractors, and we continue to respond to the real-time needs of our business. The COVID-19 situation remains very fluid, and we continue to adjust our response in real time.

While we did not experience a material impact on our results of operations and overall financial performance during the first quarter of 2020, during the first quarter of 2021, our financial condition and results of operations were adversely impacted by the COVID-19 pandemic as follows:

•Revenue in the first-year real estate channel has continued to be adversely impacted by the decline in U.S. existing home sales in the second quarter of 2020. Due to the annual nature of our home service plan agreements, the impact of this decline carried forward into the first quarter of 2021. Additionally, a strong existing home seller’s market has constrained demand for home service plans in this channel.

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

•We incurred incremental wages at our customer care centers due to a higher number of service requests in the appliance and plumbing trades, which is primarily a result of customers sheltering at home in response to COVID-19.

f Note 2. Significant Accounting Policies

Our significant accounting policies are described in Note 2 to the audited consolidated and combined financial statements included in our 2020 Form 10-K. There have been no material changes to the significant accounting policies for the three months ended March 31, 2021.

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

We disaggregate revenue from contracts with customers into major customer acquisition channels. We determined that disaggregating revenue into these categories depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Revenue by major customer acquisition channel is as follows:

___

	Three Months Ended
	March 31,
(In millions)	2021	2020
Renewals	$224	$200
Real estate(1)	57	56
Direct-to-consumer(1)	41	35
Other	8	3
Total	$329	$294

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

Costs to obtain a contract with a customer

We capitalize the incremental costs of obtaining a contract with a customer, primarily sales commissions, and recognize the expense using the input method in proportion to the costs expected to be incurred in performing services under the contract, over the expected customer relationship period. Deferred customer acquisition costs were $20 million and $19 million as of March 31, 2021 and December 31, 2020, respectively. Amortization of these deferred acquisition costs was $4 million for each of the three months ended March 31, 2021 and 2020. There were no impairment losses in relation to these capitalized costs.

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

Deferred revenue represents a contract liability and is recognized when cash payments are received in advance of the performance of services, including when the amounts are refundable. Amounts are recognized as revenue in proportion to the costs expected to be incurred in performing services under our contracts. Deferred revenue was $227 million and $187 million as of March 31, 2021 and December 31, 2020, respectively, and as of March 31, 2021, includes a net contract liability of $45 million related to the recognition of monthly-pay customer revenue on an other-than-straight-line basis to match the timing of cost recognition.

Changes in deferred revenue for the three months ended March 31, 2021 were as follows:

(In millions)	Deferred Revenue
Balance as of December 31, 2020	$187
Deferral of revenue	123
Recognition of deferred revenue	(84)
Balance as of March 31, 2021	$227

There was approximately $71 million of revenue recognized in the three months ended March 31, 2021 that was included in the deferred revenue balance as of December 31, 2020.

Note 4. Goodwill and Intangible Assets

Goodwill and indefinite-lived intangible assets are not amortized and are subject to assessment for impairment on an annual basis or more frequently if circumstances indicate a potential impairment. An assessment for impairment is performed on October 1 of every year. The balance of goodwill was $512 million as of March 31, 2021 and December 31, 2020. There were no goodwill or trade name impairment charges recorded in the three months ended March 31, 2021 and 2020. There were no accumulated impairment losses recorded as of March 31, 2021 and December 31, 2020.

The table below summarizes the other intangible asset balances:

	As of March 31, 2021			As of December 31, 2020
(In millions)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trade names(1)	$141	$—	$141	$141	$—	$141
Customer relationships	173	(171)	1	173	(171)	2
Developed technology	25	(8)	18	25	(6)	19
Other	37	(29)	7	37	(29)	8
Total	$375	$(208)	$167	$375	$(205)	$170

___________________________________

(1)Not subject to amortization.

Amortization expense was $3 million for each of the three months ended March 31, 2021 and 2020. The following table outlines expected amortization expense for existing intangible assets for the remainder of 2021 and the next five years:

(In millions)
2021 (remainder)	$8
2022	8
2023	6
2024	4
2025	—
2026	—
Total	$26

Note 5. Leases

We have operating leases primarily for our corporate offices, customer care centers and engineering and technology campuses. Our leases have remaining lease terms of two years to 14 years, some of which include options to extend the leases for up to five years. Renewal options that are reasonably certain to be exercised are included in the lease term. An incremental borrowing rate is used in determining the present value of lease payments unless an implicit rate is readily determinable. Incremental borrowing rates are determined based on our secured borrowing rating and the lease term.

The weighted-average remaining lease term and weighted-average discount rate related to operating leases is as follows:

	As of
	March 31,	December 31,
	2021	2020
Weighted-average remaining lease term (years)	9	9
Weighted-average discount rate	5.5%	6.0%

We recognized operating lease expense of $1 million for each of the three months ended March 31, 2021 and 2020. These expenses are included in Selling and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive income.

Supplemental cash flow information related to operating leases is as follows:

z

	Three Months Ended
	March 31,
(In millions)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities(1)	$1	$3
Leased assets obtained in exchange for new lease liabilities	6	—

_____________________________

(1)For the three months ended March 31, 2020, amounts include $2 million of lease termination costs related to the decision to consolidate certain operations of Landmark Home Warranty, LLC (“Landmark”) with those of OneGuard Home Warranties (“OneGuard”). See Note 7 to the accompanying condensed consolidated financial statements for further information.

Supplemental balance sheet information related to operating leases is as follows:

	As of
	March 31,	December 31,
(In millions)	2021	2020
Operating lease right-of-use assets	$26	$21
Less lease incentives	(6)	(6)
Operating lease right-of-use assets, net	$20	$15

Other accrued liabilities	$4	$3
Operating lease liabilities	23	18
Total operating lease liabilities	$26	$21

The following table presents maturities of our operating lease liabilities as of March 31, 2021.

(In millions)
2021 (remainder)	$4
2022	5
2023	5
2024	3
2025	2
2026	2
Thereafter	12
Total lease payments	34
Less imputed interest	(8)
Total	$26

Note 6. Income Taxes

As required by ASC 740, we compute interim period income taxes by applying an anticipated annual effective tax rate to our year-to-date income or loss from operations before income taxes, except for significant unusual or infrequently occurring items. Our estimated tax rate is adjusted each quarter in accordance with ASC 740. The effective tax rate on income was 9.8 percent and 25.0 percent for the three months ended March 31, 2021 and 2020, respectively. The decrease in the effective tax rate for the three months ended March 31, 2021 compared to 2020 is primarily due to excess tax benefits for share-based awards.

We are subject to taxation in the United States, various states and foreign jurisdictions. Pursuant to the terms of the tax matters agreement entered into with Terminix in connection with the Spin-off, we are not subject to federal examination by the IRS or examination by state taxing authorities where a unitary or combined state income tax return is filed for the years prior to 2018. We are not subject to state and local income tax examinations by tax authorities in jurisdictions where separate income tax returns are filed for the years prior to 2016. Substantially all of our income before income taxes for the three months ended March 31, 2021 and 2020 was generated in the United States.

Our policy is to recognize potential interest and penalties related to our tax positions within the tax provision. Total interest and penalties included in the accompanying condensed consolidated statements of operations and comprehensive income are immaterial.

Note 7. Restructuring Charges

We incurred restructuring charges of $1 million ($1 million, net of tax) and $3 million ($2 million, net of tax) for the three months ended March 31, 2021 and 2020, respectively.

For the three months ended March 31, 2021, restructuring charges primarily comprised accelerated depreciation of certain technology systems driven by efforts to enhance our technological capabilities. For the three months ended March 31, 2020, restructuring charges comprised lease termination costs and severance and other costs related to the decision to consolidate certain operations of Landmark with those of OneGuard.

The pre-tax charges discussed above are reported in “Restructuring charges” in the accompanying condensed consolidated statements of operations and comprehensive income.

As of December 31, 2020, there were $1 million of restructuring charges accrued, which were paid or otherwise settled during the three months ended March 31, 2021. As of March 31, 2021, there were less than $1 million in accrued restructuring charges in the accompanying condensed consolidated statements of financial position.

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

In January 2021, a lawsuit was filed in the Superior Court of the State of Arizona by the Arizona Attorney General (the "AZ Attorney General") against Landmark, alleging, among other things, that Landmark violated the Arizona Consumer Fraud Act by engaging in deceptive, misleading or unfair practices with respect to the provision of expedited services to its customers during extreme temperatures from January 2017 to July 2020. The AZ Attorney General sought $14.7 million in damages plus penalties, costs, interest and attorneys’ fees in this matter. Although Landmark disagreed with the allegations that it violated Arizona law, as litigation is inherently unpredictable, Landmark fully settled this matter with the AZ Attorney General in March 2021 for $1.8 million. As we recorded an estimate of loss with respect to this matter during the year ended December 31, 2020 equal to the amount of the settlement, no additional expense was recognized in the three months ended March 31, 2021.

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

Note 9. Stock-Based Compensation

We recognized stock-based compensation expense of $6 million ($4 million, net of tax) and $3 million ($3 million, net of tax) for the three months ended March 31, 2021 and 2020, respectively. These charges are included in Selling and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive income.

A summary of awards granted under the Omnibus Plan during the three months ended March 31, 2021 is presented below:

	Number of	Weighted Avg.	Weighted Avg.	Weighted Avg.
	Awards	Exercise	Grant Date	Vesting
	Granted	Price	Fair Value	Period
Stock options	245,599	$54.81	$28.09	4 years
Restricted stock units	368,202		54.83	3 years
Performance shares(1)	98,017		54.81	3 years

_____________________________

(1)The number of performance shares granted during the three months ended March 31, 2021 represents the target value of the awards. The performance shares contain a performance condition that is based on our revenue target, and the ultimate number of performance shares to be earned depends on the achievement of this performance condition.

As of March 31, 2021, there was $61 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options, restricted stock units (“RSUs”), performance shares and restricted stock awards (“RSAs”). These remaining costs are expected to be recognized over a weighted-average period of 2.68 years.

Note 10. Long-Term Debt

Long-term debt is summarized in the following table:

	As of
	March 31,	December 31,
(In millions)	2021	2020
Term Loan Facility maturing in 2025(1)	$529	$629
Revolving Credit Facility maturing in 2023	—	—
2026 Notes(2)	346	346
Less current portion	(7)	(7)
Total long-term debt	$868	$968

___________________________________

(1)As of March 31, 2021 and December 31, 2020, presented net of $4 million and $5 million, respectively, in unamortized debt issuance costs and $1 million in unamortized original issue discount paid.

(2)As of March 31, 2021 and December 31, 2020, presented net of $4 million in unamortized debt issuance costs.

On February 17, 2021, we repaid $100 million of the outstanding principal amount of the Term Loan Facility. In connection with the repayment, we recorded a loss on extinguishment of debt of $1 million, which included the write-off of debt issuance costs and original issue discount.

Note 11. Supplemental Cash Flow Information

Supplemental information relating to the accompanying condensed consolidated statements of cash flows is presented in the following table:

	Three Months Ended
	March 31,
(In millions)	2021	2020
Cash paid for (received from):
Interest expense	$18	$20
Income tax payments, net of refunds	8	—
Interest income	—	(2)

Note 12. Comprehensive Income (Loss)

Comprehensive income (loss), which includes net income (loss) and unrealized gain (loss) on derivative instruments, is disclosed in the accompanying condensed consolidated statements of operations and comprehensive income and condensed consolidated statements of changes in equity.

The following tables summarize the activity in AOCI, net of the related tax effects.

	Unrealized
	Loss
(In millions)	on Derivatives	Total
Balance as of December 31, 2020	$(33)	$(33)
Other comprehensive income (loss) before reclassifications:
Pre-tax amount	7	7
Tax provision (benefit)	2	2
After-tax amount	5	5
Amounts reclassified from accumulated other comprehensive income (loss)(1)	2	2
Net current period other comprehensive income (loss)	7	7
Balance as of March 31, 2021	$(26)	$(26)

Balance as of December 31, 2019	$(21)	$(21)
Other comprehensive income (loss) before reclassifications:
Pre-tax amount	(21)	(21)
Tax provision (benefit)	(5)	(5)
After-tax amount	(16)	(16)
Amounts reclassified from accumulated other comprehensive income (loss)(1)	1	1
Net current period other comprehensive income (loss)	(15)	(15)
Balance as of March 31, 2020	$(36)	$(36)

___________________________________

(1)Amounts are net of tax. See reclassifications out of AOCI below for further details.

Reclassifications out of AOCI included the following components for the periods indicated.

	Amounts Reclassified from Accumulated
	Other Comprehensive Income (Loss)
	Three Months Ended
	March 31,		Consolidated Statements of
(In millions)	2021	2020	Operations and Comprehensive Income Location
Loss on interest rate swap contract	$(3)	$(1)	Interest expense
Impact of income taxes	1	—	Provision for income taxes
Total reclassifications related to derivatives	$(2)	$(1)
Total reclassifications for the period	$(2)	$(1)

Note 13. Derivative Financial Instruments

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

We hedge the interest payments on a portion of our variable rate debt through the use of an interest rate swap agreement. Our interest rate swap contract is classified as a cash flow hedge, and, as such, it is recorded in the accompanying condensed consolidated statements of financial position as either an asset or liability at fair value, with changes in fair value recorded in AOCI. Cash flows related to the interest rate swap contract are classified as operating activities in the accompanying condensed consolidated statements of cash flows.

The effective portion of the gain or loss on our interest rate swap contract is recorded in AOCI. These amounts are reclassified into earnings in the same period or periods during which the hedged forecasted debt interest settlement affects earnings. See Note 12 to the accompanying condensed consolidated financial statements for the effective portion of the gain or loss on derivative instruments recorded in AOCI and for the amounts reclassified out of AOCI and into earnings. As the underlying forecasted transactions occur during the next 12 months, the unrealized hedging loss in AOCI expected to be recognized in earnings is $8 million, net of tax, as of March 31, 2021. The amounts that are ultimately reclassified into earnings will be based on actual interest rates at the time the positions are settled and may differ materially from the amount noted above.

Note 14. Fair Value Measurements

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

The period-end carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The carrying amount of total debt was $875 million and $975 million, and the estimated fair value was $902 million and $1,004 million as of March 31, 2021 and December 31, 2020, respectively. The fair value of our debt is estimated based on available market prices for the same or similar instruments that are considered significant other observable inputs (Level 2) within the fair value hierarchy. The fair values presented reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value estimates presented in this report are based on information available to us as of March 31, 2021 and December 31, 2020.

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

We have not changed our valuation techniques for measuring the fair value of any financial assets and liabilities during the three months ended March 31, 2021. Transfers between levels, if any, are recognized at the end of the reporting period. There were no transfers between levels during the three months ended March 31, 2021 and 2020.

The carrying amount and estimated fair value of our financial instruments that are recorded at fair value on a recurring basis for the periods presented are as follows:

			Estimated Fair Value Measurements
(In millions)	Statement of Financial Position Location	Carrying Value	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2021:
Financial Liabilities:
Interest rate swap contract	Other accrued liabilities	$10	$—	$10	$—
	Other long-term obligations	24	—	24	—
Total financial liabilities		$34	$—	$34	$—

As of December 31, 2020:
Financial Liabilities:
Interest rate swap contract	Other accrued liabilities	$10	$—	$10	$—
	Other long-term obligations	33	—	33	—
Total financial liabilities		$43	$—	$43	$—

Note 15. Earnings Per Share

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

Basic and diluted earnings per share are calculated as follows:

	Three Months Ended
	March 31,
(In millions, except per share data)	2021	2020
Net Income	$5	$13
Weighted-average common shares outstanding	85.4	85.1
Effect of dilutive securities:
RSUs	0.4	0.1
Stock options(1)	0.2	0.1
Weighted-average common shares outstanding - assuming dilution	86.0	85.4
Basic earnings per share	$0.06	$0.15
Diluted earnings per share	$0.06	$0.15

___________________________________

(1)Options to purchase 0.3 million shares for the three months ended March 31, 2020 were not included in the diluted earnings per share calculation because their effect would have been anti-dilutive. There were no such anti-dilutive options for the three months ended March 31, 2021.

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

You should read this Quarterly Report on Form 10-Q completely and with the understanding that actual future results may be materially different from expectations. All forward-looking statements made in this report are qualified by these cautionary statements. These forward-looking statements are made only as of the date of this report, and we do not undertake any obligation, other than as may be required by law, to update or revise any forward-looking or cautionary statements to reflect changes in assumptions, the occurrence of events, unanticipated or otherwise, and changes in future operating results over time or otherwise. For a discussion of other important factors that could cause our results to differ materially from those expressed in, or implied by, the forward-looking statements included in this report, you should refer to the risks and uncertainties detailed from time to time in our periodic reports filed with the SEC, including the disclosure included in Item 1A. Risk Factors in our 2020 Form 10-K.

Factors, risks, trends and uncertainties that make an investment in us speculative or risky and that could cause actual results or events to differ materially from those anticipated in our forward-looking statements include the matters described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report as well as Item 1A. Risk Factors in our 2020 Annual Report on Form 10-K filed with the SEC, in addition to the following other factors, risks, trends and uncertainties:

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

•increases in parts, appliance and home system prices and other operating costs;

•our ability to protect our intellectual property and other material proprietary rights;

•negative reputational and financial impacts resulting from acquisitions or strategic transactions;

•requirement to recognize impairment charges;

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

Available Information

Our website address is www.frontdoorhome.com. We use our website as a channel of distribution for company information. We will make available free of charge on the Investor section of our website our Annual Report Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act. We also make available through our website other reports filed with or furnished to the SEC under the Exchange Act, including our proxy statements and reports filed by officers and directors under Section 16(a) of the Exchange Act, as well as our Code of Conduct and Financial Code of Ethics. Financial and other material information regarding Frontdoor is routinely posted on our website and is readily accessible. We do not intend for information contained in our website to be part of this Quarterly Report on Form 10-Q.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q, the audited consolidated and combined financial statements and related notes thereto included in our 2020 Form 10-K and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Form 10-K. The cautionary statements discussed in “Cautionary Statement Concerning Forward-Looking Statements” and elsewhere in this report should be read as applying to all forward-looking statements wherever they appear in this report. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those factors discussed below and elsewhere in this report, particularly in “Cautionary Statement Concerning Forward-Looking Statements” as well as those factors discussed in “Risk Factors” included in Part I, Item 1A. “Risk Factors” in our 2020 Form 10-K.

Overview

Frontdoor is the leading provider of home service plans in the United States, as measured by revenue, and operates under the American Home Shield, HSA, OneGuard and Landmark brands. Our customizable home service plans help customers protect and maintain their homes, typically their most valuable asset, from costly and unplanned breakdowns of essential home systems and appliances. Our home service plan customers subscribe to an annual service plan agreement that covers the repair or replacement of major components of more than 20 home systems and appliances, including electrical, plumbing, central HVAC systems, water heaters, refrigerators, dishwashers and ranges/ovens/cooktops, as well as optional coverages for electronics, pools, spas and pumps. Our operations also include our ProConnect on-demand home services business and Streem, a technology platform that uses augmented reality, computer vision and machine learning to, among other things, help home service professionals more quickly and accurately diagnose breakdowns and complete repairs. At March 31, 2021, we had over two million active home service plans across all 50 states and the District of Columbia.

For the three months ended March 31, 2021 and 2020, we generated revenue, net income and Adjusted EBITDA of $329 million, $5 million and $36 million, respectively, and $294 million, $13 million and $47 million, respectively.

For the three months ended March 31, 2021, our total operating revenue included 68 percent of revenue derived from existing customer renewals, while 17 percent and 12 percent were derived from new home service plan sales made in conjunction with existing home resale transactions and direct-to-consumer sales, respectively, and two percent was derived from other revenue streams.

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

Key Factors and Trends Affecting Our Results of Operations

Impact of the COVID-19 Pandemic

On March 11, 2020, the WHO characterized COVID-19 as a pandemic, and on March 13, 2020, the United States declared a national emergency concerning the outbreak. The broader implications of the COVID-19 pandemic on our results of operations and overall financial performance remain uncertain. Included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Form 10-K are the steps we took in 2020 and have continued to take in response to the COVID-19 pandemic to protect the well-being of our employees, customers and contractors. We continue to respond to the real-time needs of our business.

While we did not experience a material impact on our results of operations and overall financial performance during the first quarter of 2020, during the first quarter of 2021, our financial condition and results of operations were adversely impacted by the COVID-19 pandemic as follows:

•Revenue in the first-year real estate channel has continued to be adversely impacted by the decline in U.S. existing home sales in the second quarter of 2020. Due to the annual nature of our home service plan agreements, the impact of this decline carried forward into the first quarter of 2021. Additionally, a strong existing home seller’s market has constrained demand for home service plans in this channel.

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

•We incurred incremental wages at our customer care centers due to a higher number of service requests in the appliance and plumbing trades, which is primarily a result of customers sheltering at home in response to COVID-19.

Although there are effective vaccines for COVID-19 that have been approved for use, we are unable to predict how widely utilized the vaccines will be, whether they will be effective in preventing the spread of COVID-19 (including its variant strains) and when or if normal economic activity and business operations will resume. We expect that a significant number of people will continue to work remotely from home, which may result in a continued increase in usage of home systems and appliances and demand for our services and a resulting increase in service-related costs. Accordingly, the COVID-19 situation remains very fluid, and we continue to adjust our response in real time. It remains difficult to predict the overall impact the COVID-19 pandemic will have on our business.

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

Seasonality

Our business is subject to seasonal fluctuations, which drives variations in our revenue, net income and Adjusted EBITDA for interim periods. Seasonal fluctuations are primarily driven by a higher number of central HVAC work orders in the summer months. In the first quarter of 2021 and throughout 2020, additional variations were experienced as the COVID-19 pandemic resulted in an elevated level of service requests, primarily in the appliance and plumbing trades, as our customers spent more time at home. In 2020, approximately 20 percent, 28 percent, 30 percent and 22 percent of our revenue, approximately 12 percent, 43 percent, 43 percent and 2 percent of our net income, and approximately 17 percent, 37 percent, 34 percent and 12 percent of our Adjusted EBITDA was recognized in the first, second, third and fourth quarters, respectively.

Effect of Weather Conditions

The demand for our services, and our results of operations, are affected by weather conditions. Extreme temperatures can lead to an increase in service requests related to home systems, particularly central HVAC systems, resulting in higher claim frequency and costs and lower profitability. Weather conditions that have a potentially favorable impact to our business include mild winters or summers, which can lead to lower home systems claim frequency. For example, unfavorable weather trends, as compared to 2020, negatively impacted contract claims costs in the first quarter of 2021.

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

Net Income and Earnings Per Share. The presentation of net income and basic and diluted earnings per share provides measures of performance which are useful for investors, analysts and other interested parties in company-to-company operating performance comparisons. Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period, increased to include the number of shares of common stock that would have been outstanding had potentially dilutive shares of common stock been issued. The dilutive effect of stock options, RSUs, performance shares (which are contractual rights to receive a share of our common stock (or the cash equivalent thereof) upon the achievement, in whole or in part, of the applicable performance goals, pursuant to the terms of the Omnibus Plan and the award agreement) and RSAs are reflected in diluted earnings per share by applying the treasury stock method.

Adjusted EBITDA and Adjusted EBITDA margin. We evaluate performance and allocate resources based primarily on Adjusted EBITDA, which is a financial measure not calculated in accordance with U.S. GAAP. We define Adjusted EBITDA as net income before: provision for income taxes; interest expense; depreciation and amortization expense; non-cash stock-based compensation expense; restructuring charges; loss on extinguishment of debt; and other non-operating expenses. We define “Adjusted EBITDA margin” as Adjusted EBITDA divided by revenue. We believe Adjusted EBITDA and Adjusted EBITDA margin are useful for investors, analysts and other interested parties as they facilitate company-to-company operating performance comparisons by excluding potential differences caused by variations in capital structures, taxation, the age and book depreciation of facilities and equipment, restructuring initiatives and equity-based, long-term incentive plans.

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

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Form 10-K. There have been no material changes to our critical accounting policies for the three months ended March 31, 2021, certain of which are described below.

Goodwill and Intangible Assets

In accordance with applicable accounting standards, goodwill and indefinite-lived intangible assets are not amortized and are subject to assessment for impairment on an annual basis, or more frequently, if circumstances indicate a potential impairment. As of March 31, 2021, we do not believe there are any circumstances, including those related to COVID-19, that would indicate a potential impairment of our goodwill or indefinite-lived intangible assets. We will continue to monitor the macroeconomic impacts on our business in our ongoing evaluation of potential impairments.

Results of Operations

Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

	Three Months Ended		Increase
	March 31,		(Decrease)	% of Revenue
(In millions)	2021	2020	2021 vs. 2020	2021	2020
Revenue	$329	$294	12%	100%	100%
Cost of services rendered	181	147	23	55	50
Gross Profit	148	147	1	45	50
Selling and administrative expenses	118	105	13	36	36
Depreciation and amortization expense	9	8	14	3	3
Restructuring charges	1	3	*	—	1
Interest expense	13	15	(11)	4	5
Interest and net investment income	—	(2)	*	—	(1)
Loss on extinguishment of debt	1	—	*	—	—
Income before Income Taxes	5	17	(69)	2	6
Provision for income taxes	1	4	(88)	—	1
Net Income	$5	$13	(63)%	1%	4%

________________________________

*     not meaningful

Revenue

We reported revenue of $329 million and $294 million for the three months ended March 31, 2021 and 2020, respectively. Revenue by major customer acquisition channel is as follows:

Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

	Three Months Ended
	March 31,
(In millions)	2021	2020	Increase (Decrease)
Renewals	$224	$200	$24	12%
Real estate(1)	57	56	1	2
Direct-to-consumer(1)	41	35	6	16
Other	8	3	5	*
Total revenue	$329	$294	$35	12%

________________________________

* not meaningful

(1)First-year revenue only.

Revenue increased 12 percent for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily driven by higher renewal revenue due to improved price realization and growth in the number of renewed home service plans, due, in part, to customer retention initiatives. The increase in real estate revenue primarily reflects improved price realization. Due to the annual nature of our home service plan agreements, real estate revenue has continued to be adversely impacted by the decline in U.S. existing home sales in the second quarter of 2020. Additionally, the strong existing home seller’s market has constrained demand for home service plans in this channel. The increase in direct-to-consumer revenue primarily reflects growth in the number of first-year direct-to-consumer home service plans, mostly driven by increased investments in marketing. The increase in other revenue was driven by growth in ProConnect and Streem.

Number of home service plans, growth in number of home service plans and customer retention rate are presented below.

	As of
	March 31,
(In millions)	2021	2020
Number of home service plans	2.25	2.17
Growth in number of home service plans	4%	3%
Customer retention rate	75%	75%

Cost of Services Rendered

We reported cost of services rendered of $181 million and $147 million for the three months ended March 31, 2021 and 2020, respectively. The following table provides a summary of changes in cost of services rendered:

Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

(In millions)
Three Months Ended March 31, 2020	$147
Impact of change in revenue	8
Contract claims costs	26
Three Months Ended March 31, 2021	$181

The increase in contract claims costs reflects higher incidence in the appliance and plumbing trades, primarily a result of customers sheltering at home in response to the COVID-19 pandemic, increased cost pressures in the appliance trade due to industry-wide availability challenges and inflation, offset, in part, by process improvement benefits. Appliance parts availability challenges continued to drive additional replacements, contributing to the increased cost pressures. Contract claims costs also reflects an unfavorable weather impact of approximately $5 million.

Selling and Administrative Expenses

We reported selling and administrative expenses of $118 million and $105 million for the three months ended March 31, 2021 and 2020, respectively. For the three months ended March 31, 2021 and 2020, selling and administrative expenses comprised sales, marketing and customer service costs of $81 million and $75 million, respectively, and general and administrative expenses of $37 million and $30 million, respectively. The following table provides a summary of changes in selling and administrative expenses:

Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

(In millions)
Three Months Ended March 31, 2020	$105
Sales and marketing costs	5
Customer service costs	2
Stock-based compensation expense	2
General and administrative costs	4
Three Months Ended March 31, 2021	$118

The increase in sales and marketing costs was primarily driven by higher targeted marketing spend to drive sales growth in the direct-to-consumer channel and ProConnect and investments in Streem. The increase in customer service costs was primarily related to managing a higher number of service requests and investments in customer retention initiatives. General and administrative costs increased compared to prior year primarily due to increased personnel costs and investments in technology.

Depreciation Expense

Depreciation expense was $6 million and $5 million for the three months ended March 31, 2021 and 2020, respectively.

Amortization Expense

Amortization expense was $3 million for each of the three months ended March 31, 2021 and 2020.

Restructuring Charges

Restructuring charges were $1 million and $3 million for the three months ended March 31, 2021 and 2020, respectively.

For the three months ended March 31, 2021, restructuring charges primarily comprised accelerated depreciation of certain technology systems driven by efforts to enhance our technological capabilities. For the three months ended March 31, 2020, restructuring charges comprised lease termination costs and severance and other costs related to the decision to consolidate certain operations of Landmark with those of OneGuard.

Interest Expense

Interest expense was $13 million and $15 million for the three months ended March 31, 2021 and 2020, respectively. For the three months ended March 31, 2021, the decrease was primarily due to a decline in interest rates on the unhedged portion of our variable rate debt.

Interest and Net Investment Income

Interest and net investment income was less than $1 million and $2 million for the three months ended March 31, 2021 and 2020, respectively, and comprised interest on our investment portfolio.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $1 million for the three months ended March 31, 2021, which was recorded in connection with the partial repayment of the Term Loan Facility and includes the write-off of debt issuance costs and original issue discount. There were no such charges for the three months ended March 31, 2020.

Provision for Income Taxes

The effective tax rate on income was 9.8 percent and 25.0 percent for the three months ended March 31, 2021 and 2020, respectively. The decrease in the effective tax rate for the three months ended March 31, 2021 compared to 2020 is primarily due to excess tax benefits for share-based awards.

Net Income

Net income was $5 million and $13 million for the three months ended March 31, 2021 and 2020, respectively. For the three months ended March 31, 2021 compared to 2020, the decrease was driven by the aforementioned operating results, offset, in part, by a decrease in the provision for income taxes as a result of lower income before income taxes.

Adjusted EBITDA

Adjusted EBITDA was $36 million and $47 million for the three months ended March 31, 2021 and 2020, respectively. The following table provides a summary of changes in our Adjusted EBITDA:

Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

(In millions)
Three Months Ended March 31, 2020	$47
Impact of change in revenue	28
Contract claims costs	(26)
Sales and marketing costs	(5)
Customer service costs	(2)
General and administrative costs	(4)
Other	(1)
Three Months Ended March 31, 2021	$36

The increase in contract claims costs reflects higher incidence in the appliance and plumbing trades, primarily a result of customers sheltering at home in response to the COVID-19 pandemic, increased cost pressures in the appliance trade due to industry-wide availability challenges and inflation, offset, in part, by process improvement benefits. Appliance parts availability challenges continued to drive additional replacements, contributing to the increased cost pressures. Contract claims costs also reflects an unfavorable weather impact of approximately $5 million.

The increase in sales and marketing costs was primarily driven by higher targeted marketing spend to drive sales growth in the direct-to-consumer channel and ProConnect and investments in Streem. The increase in customer service costs was primarily related to managing a higher number of service requests and investments in customer retention initiatives. General and administrative costs increased compared to prior year primarily due to increased personnel costs and investments in technology. Other primarily consists of interest and net investment income.

A reconciliation of Net Income to Adjusted EBITDA is presented below.

	Three Months Ended
	March 31,
(In millions)	2021	2020
Net Income	$5	$13
Depreciation and amortization expense	9	8
Restructuring charges	1	3
Provision for income taxes	1	4
Non-cash stock-based compensation expense	6	3
Interest expense	13	15
Loss on extinguishment of debt	1	—
Adjusted EBITDA	$36	$47

Liquidity and Capital Resources

Liquidity

A substantial portion of our liquidity needs are due to debt service requirements on our indebtedness. The Credit Agreement, as well as the Indenture, contain covenants that limit or restrict our ability, including the ability of certain of our subsidiaries, to incur additional indebtedness, repurchase debt, incur liens, sell assets, make certain payments (including dividends) and enter into transactions with affiliates. As of March 31, 2021, we were in compliance with the covenants under the agreements that were in effect on such date. Based on current conditions, we do not believe the COVID-19 pandemic will affect our ongoing ability to meet the covenants in our debt instruments, including our Credit Agreement and Indenture.

Cash and cash equivalents totaled $538 million and $597 million as of March 31, 2021 and December 31, 2020, respectively. Our cash and cash equivalents include balances associated with regulatory requirements in our business. See “—Limitations on Distributions and Dividends by Subsidiaries.” As of March 31, 2021 and December 31, 2020, the total net assets subject to these third-party restrictions was $175 million and $180 million, respectively. As of March 31, 2021, there were $2 million of letters of credit outstanding and $248 million of available borrowing capacity under the Revolving Credit Facility. The letters of credit are posted in lieu of cash to satisfy regulatory requirements in certain states in which we operate. Available liquidity was $611 million at March 31, 2021, consisting of $363 million of cash not subject to third-party restrictions and $248 million of available borrowing capacity under the Revolving Credit Facility. We currently believe that cash generated from operations, our cash on hand and available borrowing capacity under the Revolving Credit Facility at March 31, 2021 will provide us with sufficient liquidity to meet our obligations for the foreseeable future.

On February 17, 2021, we repaid $100 million of outstanding principal amount of the Term Loan Facility. In connection with the repayment, we recorded a loss on extinguishment of debt of $1 million, which included the write-off of debt issuance costs and original issue discount.

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

	Three Months Ended
	March 31,
(In millions)	2021	2020
Net cash provided from (used for):
Operating activities	$52	$60
Investing activities	(7)	(3)
Financing activities	(105)	(3)
Cash (decrease) increase during the period	$(59)	$54

Operating Activities

Net cash provided from operating activities was $52 million for the three months ended March 31, 2021, compared to $60 million for the three months ended March 31, 2020.

Net cash provided from operating activities in 2021 comprised $21 million in earnings adjusted for non-cash charges and a $31 million decrease in cash required for working capital. The decrease in cash required for working capital was driven by growth in our underlying business.

Net cash provided from operating activities in 2020 comprised $25 million in earnings adjusted for non-cash charges and a $35 million decrease in cash required for working capital. The decrease in cash required for working capital was driven by growth in our underlying business.

Investing Activities

Net cash used for investing activities was $7 million and $3 million for the three months ended March 31, 2021 and 2020, respectively.

Capital expenditures were $7 million for the three months ended March 31, 2021, compared to $8 million for the three months ended March 31, 2020, and included recurring capital needs and technology projects. We expect capital expenditures for the full year 2021 relating to recurring capital needs and the continuation of investments in information systems and productivity enhancing technology to be approximately $35 million to $45 million. We have no additional material capital commitments at this time.

Cash flows provided from purchases, sales and maturities of securities, net, for the three months ended March 31, 2020 were $5 million and were driven by the maturities of marketable securities. There were no cash flows provided from purchases, sales and maturities of securities, net, for the three months ended March 31, 2021. There were no sales of marketable securities in the three months ended March 31, 2021 and 2020.

Financing Activities

Net cash used for financing activities was $105 million and $3 million for the three months ended March 31, 2021 and 2020, respectively, and primarily consisted of payments on debt. For the three months ended March 31, 2021, amounts include the partial repayment of $100 million of the Term Loan Facility.

Contractual Obligations

Our 2020 Form 10-K includes disclosures of our contractual obligations and commitments as of December 31, 2020. We continue to make the contractually required payments, and, therefore, the 2021 obligations and commitments described in our 2020 Form 10-K have been reduced by the required payments.

During the three months ended March 31, 2021, we repaid $100 million of the outstanding principal amount of the Term Loan Facility. This amount was disclosed in our 2020 Form 10-K as a required principal payment in 2025. Based on applicable rates at March 31, 2021 plus specified margins, this partial repayment results in a reduction in interest expense of approximately $12 million in total for the years 2021 through 2025.

Financial Position

The following discussion describes changes in our financial position from December 31, 2020 to March 31, 2021:

•Cash and cash equivalents decreased during the three months ended March 31, 2021, primarily due to the repayment of $100 million of outstanding principal amount of the Term Loan Facility, offset, in part, by cash provided from operating activities.

•Accounts payable increased during the three months ended March 31, 2021, reflecting the timing of trade payables due to the seasonality of our business.

•Deferred revenue increased during the three months ended March 31, 2021, primarily due to the recognition of a contract liability of $45 million related to the recognition of monthly-pay customer revenue on an other-than-straight-line basis to match the timing of cost recognition.

•Long-term debt decreased during the three months ended March 31, 2021, due to the repayment of $100 million of outstanding principal amount of the Term Loan Facility.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any significant off-balance sheet arrangements.

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

We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt and by utilizing an interest rate swap. There have been no material changes to the market risk associated with debt obligations and other significant instruments from the risks described in Part II, Item 7A in our 2020 Form 10-K.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information required with respect to this Part II, Item 1 can be found under Note 8 to the condensed consolidated financial statements included in Part I, Item 1 of this report.

ITEM 1A. RISK FACTORS

For information regarding factors that could affect our business, financial condition or results of operations, see the risk factors discussed in Part I, Item 1A. “Risk Factors” in our 2020 Form 10-K. There have been no material changes to the risk factors disclosed in our 2020 Form 10-K. The risks described in our 2020 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial may also materially and adversely affect our business, financial condition or results of operations.

ITEM 6. EXHIBITS

Exhibit Number	Description
2.1

Separation and Distribution Agreement, dated as of September 28, 2018, by and between Terminix Global Holdings, Inc. (formerly ServiceMaster Global Holdings, Inc.) and frontdoor, inc. (incorporated by reference to Exhibit 2.1 to Frontdoor’s Current Report on Form 8-K filed on October 1, 2018).

3.1	Amended and Restated Certificate of Incorporation of frontdoor, inc. (incorporated by reference to Exhibit 3.1 to Frontdoor’s Current Report on Form 8-K filed on October 1, 2018).
3.2	Amended and Restated Bylaws of frontdoor, inc. (incorporated by reference to Exhibit 3.2 to Frontdoor’s Current Report on Form 8-K filed on October 1, 2018).
10.1#	Form of Non-Qualified Stock Option Agreement under the frontdoor, inc. Omnibus Plan, effective March 2021.
10.2#	Form of Restricted Stock Unit Agreement under the frontdoor, inc. Omnibus Plan, effective March 2021.
10.3#	Form of Performance Shares Agreement under the frontdoor, inc. Omnibus Plan, effective March 2021.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a - 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a - 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Extension Presentation Linkbase
104*	Cover page formatted as Inline XBRL and included in Exhibit 101.

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

Date: May 6, 2021

frontdoor, inc.
(Registrant)

By:	/s/ Brian K. Turcotte
Brian K. Turcotte
Senior Vice President and Chief Financial Officer (Principal Financial Officer)