Form 10-Q
period 2021-06-30
Frontdoor, Inc.
filed 2021-08-04
CIK 1727263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________________________________________

FORM 10-Q

________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

Yes  ☐  No  ☒

The number of shares of the registrant’s common stock outstanding as of July 30, 2021: 85,747,075 shares of common stock, par value $0.01 per share.

Frontdoor, Inc.

Quarterly Report on Form 10-Q

GLOSSARY OF TERMS AND SELECTED ABBREVIATIONS

In order to aid the reader, we have included certain terms and abbreviations used throughout this Quarterly Report on Form 10-Q below:

Term/Abbreviation	Definition
2020 Form 10-K	Frontdoor, Inc. Annual Report on Form 10-K for the year ended December 31, 2020
2026 Notes	6.750% senior notes in the aggregate principal amount of $350 million
Amended Credit Agreement	The agreements governing the Amended Credit Facilities
Amended Credit Facilities	The Amended Term Loan Facilities together with the Amended Revolving Credit Facility
Amended Revolving Credit Facility	$250 million revolving credit facility effective June 17, 2021
Amended Term Loan Facilities	The Term Loan A together with the Term Loan B
AOCI	Accumulated other comprehensive income or loss
ASC	FASB Accounting Standards Codification
ASC 740	ASC Topic 740, Income Taxes
ASU	FASB Accounting Standards Update
Exchange Act	Securities Exchange Act of 1934, as amended
Existing Credit Agreement	The agreements governing the Existing Credit Facilities
Existing Credit Facilities	The Existing Term Loan Facility together with the Existing Revolving Credit Facility
Existing Revolving Credit Facility	$250 million revolving credit facility in place prior to the effectiveness of the Amended Revolving Credit Facility
Existing Term Loan Facility	$650 million senior secured term loan facility in place prior to the effectiveness of the Amended Term Loan Facilities
FASB	U.S. Financial Accounting Standards Board
HVAC	Heating, ventilation and air conditioning
IRS	Internal Revenue Service
Omnibus Plan	Frontdoor, Inc. 2018 Omnibus Incentive Plan
ProConnect	Our membership-based home services business, which includes on-demand home services offerings, marketed under the American Home Shield ProConnect and HSA ProConnect brand names and other names
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Spin-off

Terminix’s separation and distribution of the ownership and operations of the businesses operated under the American Home Shield, HSA, OneGuard and Landmark brand names into Frontdoor, Inc., which was completed on October 1, 2018

Streem	Streem, LLC, our technology business that uses augmented reality, computer vision and machine learning to provide services
Term Loan A	$260 million term loan A facility effective June 17, 2021
Term Loan B	$380 million term loan B facility effective June 17, 2021
Terminix	Terminix Global Holdings, Inc. (formerly known as ServiceMaster Global Holdings, Inc.), a Delaware corporation, and its consolidated subsidiaries
U.S. or United States	United States of America
U.S. GAAP	Accounting principles generally accepted in the United States of America

In this Quarterly Report on Form 10-Q, unless the context indicates otherwise, references to “Frontdoor,” “we,” “our,” or “us” refer to Frontdoor, Inc. and all of its subsidiaries. Frontdoor is a Delaware corporation with its principal executive offices in Memphis, Tennessee. Effective June 25, 2021, we amended our Amended and Restated Certificate of Incorporation to change our name from frontdoor, inc. to Frontdoor, Inc.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(In millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue	$462	$417	$791	$711
Cost of services rendered	221	200	402	347
Gross Profit	242	218	390	364
Selling and administrative expenses	136	125	254	229
Depreciation and amortization expense	9	10	19	18
Restructuring charges	1	1	2	4
Interest expense	12	14	25	29
Interest and net investment (income) loss	—	3	(1)	1
Loss on extinguishment of debt	30	—	31	—
Income before Income Taxes	54	65	60	83
Provision for income taxes	14	17	15	21
Net Income	$40	$49	$45	$62
Other Comprehensive Income (Loss), Net of Income Taxes:
Net unrealized gain (loss) on derivative instruments	—	(1)	7	(16)
Total Comprehensive Income	$41	$48	$53	$45
Earnings per Share:
Basic	$0.47	$0.57	$0.53	$0.73
Diluted	$0.47	$0.57	$0.53	$0.72
Weighted-average Common Shares Outstanding:
Basic	85.5	85.2	85.5	85.2
Diluted	86.0	85.5	86.0	85.4

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Financial Position (Unaudited)

(In millions, except share data)

	As of
	June 30,	December 31,
	2021	2020
Assets:
Current Assets:
Cash and cash equivalents	$323	$597
Receivables, less allowance of $2 in each period	5	5
Contract asset	4	—
Prepaid expenses and other assets	24	24
Total Current Assets	356	626
Other Assets:
Property and equipment, net	62	60
Goodwill	512	512
Intangible assets, net	164	170
Operating lease right-of-use assets	19	15
Deferred customer acquisition costs	18	19
Other assets	5	3
Total Assets	$1,135	$1,405
Liabilities and Shareholders' Equity:
Current Liabilities:
Accounts payable	$82	$55
Accrued liabilities:
Payroll and related expenses	17	23
Home service plan claims	110	90
Interest payable	—	9
Other	35	32
Deferred revenue	162	187
Current portion of long-term debt	17	7
Total Current Liabilities	424	403
Long-Term Debt	616	968
Other Long-Term Liabilities:
Deferred taxes	41	38
Operating lease liabilities	22	18
Other long-term obligations	31	40
Total Other Long-Term Liabilities	93	96
Commitments and Contingencies (Note 8)
Shareholders' Equity:
Common stock, $0.01 par value; 2,000,000,000 shares authorized; 85,741,842 shares issued and 85,740,910 shares outstanding at June 30, 2021 and 85,477,779 shares issued and outstanding at December 31, 2020	1	1
Additional paid-in capital	57	46
Accumulated deficit	(30)	(75)
Accumulated other comprehensive loss	(26)	(33)
Total Equity (Deficit)	3	(61)
Total Liabilities and Shareholders' Equity	$1,135	$1,405

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statement of Changes in Equity (Deficit) (Unaudited)

(In millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Common Stock
Balance at beginning of period	$1	$1	$1	$1
Balance at end of period	1	1	1	1
Additional Paid-in Capital
Balance at beginning of period	49	31	46	29
Exercise of stock options	—	—	2	—
Issuance of common stock	1	1	1	1
Taxes paid related to net share settlement of equity awards	—	—	(4)	(1)
Stock-based employee compensation	8	5	13	8
Balance at end of period	57	37	57	37
Accumulated Deficit
Balance at beginning of period	(70)	(174)	(75)	(188)
Net income	40	49	45	62
Balance at end of period	(30)	(126)	(30)	(126)
Accumulated Other Comprehensive Loss
Balance at beginning of period	(26)	(36)	(33)	(21)
Other comprehensive income (loss), net of tax	—	(1)	7	(16)
Balance at end of period	(26)	(37)	(26)	(37)
Total Equity (Deficit)	$3	$(125)	$3	$(125)

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Six Months Ended
	June 30,
	2021	2020
Cash and Cash Equivalents at Beginning of Period	$597	$428
Cash Flows from Operating Activities:
Net Income	45	62
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization expense	19	18
Deferred income tax provision	—	1
Stock-based compensation expense	13	8
Restructuring charges	2	4
Payments for restructuring charges	(1)	(3)
Loss on extinguishment of debt	31	—
Other	3	4
Change in working capital, net of acquisitions:
Receivables	—	2
Prepaid expenses and other current assets	(4)	(1)
Accounts payable	27	26
Deferred revenue	(25)	(15)
Accrued liabilities	14	30
Accrued interest payable	(9)	—
Current income taxes	5	4
Net Cash Provided from Operating Activities	119	140
Cash Flows from Investing Activities:
Purchases of property and equipment	(15)	(18)
Business acquisitions, net of cash received	—	(5)
Purchases of available-for-sale securities	—	(2)
Sales and maturities of available-for-sale securities	—	7
Net Cash Used for Investing Activities	(15)	(19)
Cash Flows from Financing Activities:
Borrowings of debt, net of discount	638	—
Payments of debt	(985)	(3)
Debt issuance cost paid	(8)	—
Call premium paid on retired debt	(21)	—
Other financing activities	(2)	(1)
Net Cash Used for Financing Activities	(378)	(4)
Cash (Decrease) Increase During the Period	(274)	118
Cash and Cash Equivalents at End of Period	$323	$545

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

Frontdoor, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation

Frontdoor is the leading provider of home service plans in the United States, as measured by revenue, and operates under the American Home Shield, HSA, OneGuard and Landmark brands. Our customizable home service plans help customers protect and maintain their homes, typically their most valuable asset, from costly and unplanned breakdowns of essential home systems and appliances. Our home service plan customers subscribe to an annual service plan agreement that covers the repair or replacement of major components of more than 20 home systems and appliances, including electrical, plumbing, central HVAC systems, water heaters, refrigerators, dishwashers and ranges/ovens/cooktops, as well as optional coverages for electronics, pools, spas and pumps. Our operations also include our ProConnect on-demand home services business and Streem, a technology platform that uses augmented reality, computer vision and machine learning to, among other things, help home service professionals more quickly and accurately diagnose breakdowns and complete repairs. At June 30, 2021, we had over two million active home service plans across all 50 states and the District of Columbia.

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

During the first six months of 2021, our financial condition and results of operations were adversely impacted by the COVID-19 pandemic as follows:

•The tight existing home sales market continues to constrain demand for home service plans in the first-year real estate channel. Additionally, due to the annual nature of our home service plan agreements, real estate revenue for the first quarter of 2021 was adversely impacted by the decline in U.S. existing home sales that occurred in the second quarter of 2020.

•We experienced an increase in appliance and plumbing claims primarily due to the increased usage of home systems and appliances driven by customers spending greater time at home in response to COVID-19. In addition, industry-wide parts availability challenges in the appliance trade have caused increased cost pressure, and, more specifically, additional replacements due to lack of parts availability, further contributing to the increased costs.

•We incurred incremental wages at our customer care centers due to a higher number of service requests in the appliance and plumbing trades, which is primarily a result of customers spending greater time at home in response to COVID-19. Additionally, due to labor availability challenges, we continue to experience difficulties in hiring and retaining customer care center personnel.

f Note 2. Significant Accounting Policies

Our significant accounting policies are described in Note 2 to the audited consolidated and combined financial statements included in our 2020 Form 10-K. There have been no material changes to the significant accounting policies for the six months ended June 30, 2021.

Note 3. Revenue

The majority of our revenue is generated from annual home service plan agreements entered into with our customers. Our home service plan agreements have one performance obligation, which is to provide for the repair or replacement of essential home systems and appliances, as applicable per the contract. We recognize revenue at the agreed upon contractual amount over time using the input method in proportion to the costs expected to be incurred in performing services under the contracts. Those costs bear a direct relationship to the fulfillment of our obligations under the contracts and are representative of the relative value provided to the customer. As the costs to fulfill the obligations of the home service plans are incurred on an other-than-straight-line basis, we utilize historical evidence to estimate the expected claims expense and related timing of such costs. This adjustment to the straight-line revenue creates a contract asset or contract liability, as described under the heading “Contract balances” below. We regularly review our estimates of claims costs and adjust our estimates when appropriate. We derive substantially all of our revenue from customers in the United States.

We disaggregate revenue from contracts with customers into major customer acquisition channels. We determined that disaggregating revenue into these categories depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Revenue by major customer acquisition channel is as follows:

___

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2021	2020	2021	2020
Renewals	$316	$289	$539	$489
Real estate(1)	77	74	134	130
Direct-to-consumer(1)	57	51	98	87
Other	13	3	20	6
Total	$462	$417	$791	$711

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

Other

Other revenue includes revenue generated by ProConnect and Streem, as well as administrative fees and ancillary services attributable to our home service plan agreements.

Costs to obtain a contract with a customer

We capitalize the incremental costs of obtaining a contract with a customer, primarily sales commissions, and recognize the expense using the input method in proportion to the costs expected to be incurred in performing services under the contract, over the expected customer relationship period. Deferred customer acquisition costs were $18 million and $19 million as of June 30, 2021 and December 31, 2020, respectively. Amortization of these deferred acquisition costs was $6 million for each of the three months ended June 30, 2021 and 2020 and $10 million for each of the six months ended June 30, 2021 and 2020. There were no impairment losses in relation to these capitalized costs.

Contract balances

Timing of revenue recognition may differ from the timing of invoicing to customers. Contracts with customers, including contracts resulting from customer renewals, are generally for a period of one year. We record a receivable related to revenue recognized on services once we have an unconditional right to invoice and receive payment in the future related to the services provided. All accounts receivable are recorded within Receivables, less allowances, in the accompanying condensed consolidated statements of financial position. We invoice our monthly-pay customers on a straight-line basis over the contract term. As a result, a contract asset is created when revenue is recognized on monthly-pay customers before being billed. As of June 30, 2021, a contract asset of $4 million was recorded related to the recognition of monthly-pay customer revenue on an other-than-straight-line basis to match the timing of cost recognition.

Deferred revenue represents a contract liability and is recognized when cash payments are received in advance of the performance of services, including when the amounts are refundable. Amounts are recognized as revenue in proportion to the costs expected to be incurred in performing services under our contracts. Deferred revenue was $162 million and $187 million as of June 30, 2021 and December 31, 2020, respectively.

Changes in deferred revenue for the six months ended June 30, 2021 were as follows:

(In millions)	Deferred Revenue
Balance as of December 31, 2020	$187
Deferral of revenue	174
Recognition of deferred revenue	(199)
Balance as of June 30, 2021	$162

There was approximately $75 million and $146 million of revenue recognized in the three and six months ended June 30, 2021, respectively, that was included in the deferred revenue balance as of December 31, 2020.

Note 4. Goodwill and Intangible Assets

Goodwill and indefinite-lived intangible assets are not amortized and are subject to assessment for impairment on an annual basis or more frequently if circumstances indicate a potential impairment. An assessment for impairment is performed on October 1 of every year. The balance of goodwill was $512 million as of June 30, 2021 and December 31, 2020. There were no goodwill or trade name impairment charges recorded in the six months ended June 30, 2021 and 2020. There were no accumulated impairment losses recorded as of June 30, 2021 and December 31, 2020. During the second quarter of 2020, we completed a business acquisition for $5 million, which was primarily allocated to developed technology and other intangible assets. There were no acquisitions during the six months ended June 30, 2021.

The table below summarizes the other intangible asset balances:

	As of June 30, 2021			As of December 31, 2020
(In millions)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trade names(1)	$141	$—	$141	$141	$—	$141
Customer relationships	173	(172)	1	173	(171)	2
Developed technology	25	(9)	16	25	(6)	19
Other	37	(30)	6	37	(29)	8
Total	$375	$(211)	$164	$375	$(205)	$170

_____________________________

(1)Not subject to amortization.

Amortization expense was $3 million and $4 million for the three months ended June 30, 2021 and 2020, respectively, and $6 million and $7 million for the six months ended June 30, 2021 and 2020, respectively. The following table outlines expected amortization expense for existing intangible assets for the remainder of 2021 and the next five years:

(In millions)
2021 (remainder)	$5
2022	8
2023	6
2024	4
2025	—
2026	—
Total	$23

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

The weighted-average remaining lease term and weighted-average discount rate related to operating leases is as follows:

	As of
	June 30,	December 31,
	2021	2020
Weighted-average remaining lease term (years)	9	9
Weighted-average discount rate	5.6%	6.0%

We recognized operating lease expense of $1 million for each of the three months ended June 30, 2021 and 2020 and $2 million and $1 million for the six months ended June 30, 2021 and 2020, respectively. These expenses are included in Selling and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive income.

Supplemental cash flow information related to operating leases is as follows:

	Six Months Ended
	June 30,
(In millions)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities(1)	$2	$3
Leased assets obtained in exchange for new lease liabilities	6	—

_____________________________

(1)For the six months ended June 30, 2020, amounts include $2 million of lease termination costs related to the decision to consolidate certain operations of Landmark Home Warranty, LLC (“Landmark”) with those of OneGuard Home Warranties (“OneGuard”). See Note 7 to the accompanying condensed consolidated financial statements for further information.

Supplemental balance sheet information related to operating leases is as follows:

	As of
	June 30,	December 31,
(In millions)	2021	2020
Operating lease right-of-use assets	$25	$21
Less lease incentives	(5)	(6)
Operating lease right-of-use assets, net	$19	$15

Other accrued liabilities	$4	$3
Operating lease liabilities	22	18
Total operating lease liabilities	$25	$21

The following table presents maturities of our operating lease liabilities as of June 30, 2021.

(In millions)
2021 (remainder)	$3
2022	5
2023	5
2024	3
2025	2
2026	2
Thereafter	12
Total lease payments	33
Less imputed interest	(7)
Total	$25

Note 6. Income Taxes

As required by ASC 740, we compute interim period income taxes by applying an anticipated annual effective tax rate to our year-to-date income or loss from operations before income taxes, except for significant unusual or infrequently occurring items. Our estimated tax rate is adjusted each quarter in accordance with ASC 740. The effective tax rate on income was 26.0 percent and 25.5 percent for the three months ended June 30, 2021 and 2020, respectively, and 24.5 percent and 25.4 percent for six months ended June 30, 2021 and 2020, respectively. The decrease in the effective tax rate for the six months ended June 30, 2021 compared to 2020 is primarily due to excess tax benefits for share-based awards.

We are subject to taxation in the United States, various states and foreign jurisdictions. Pursuant to the terms of the tax matters agreement entered into with Terminix in connection with the Spin-off, we are not subject to federal examination by the IRS or examination by state taxing authorities where a unitary or combined state income tax return is filed for the years prior to 2018. We are not subject to state and local income tax examinations by tax authorities in jurisdictions where separate income tax returns are filed for the years prior to 2016. Substantially all of our income before income taxes for the six months ended June 30, 2021 and 2020 was generated in the United States.

Our policy is to recognize potential interest and penalties related to our tax positions within the tax provision. Total interest and penalties included in the accompanying condensed consolidated statements of operations and comprehensive income are immaterial.

Note 7. Restructuring Charges

We incurred restructuring charges of $1 million (less than $1 million, net of tax) and $1 million ($1 million, net of tax) for the three months ended June 30, 2021 and 2020, respectively, and $2 million ($1 million, net of tax) and $4 million ($3 million, net of tax) for the six months ended June 30, 2021 and 2020, respectively.

For the three months ended June 30, 2021 and 2020, restructuring charges primarily comprised accelerated depreciation of certain technology systems driven by efforts to enhance our technological capabilities.

For the six months ended June 30, 2021, restructuring charges comprised $1 million of accelerated depreciation of certain technology systems driven by efforts to enhance our technological capabilities and $1 million of severance and other costs. For the six months ended June 30, 2020, restructuring charges comprised $2 million of lease termination costs and $1 million of severance and other costs related to the decision to consolidate the operations of Landmark with those of OneGuard, which was completed during the first quarter of 2020, as well as $1 million of accelerated depreciation of certain technology systems.

The pre-tax charges discussed above are reported in “Restructuring charges” in the accompanying condensed consolidated statements of operations and comprehensive income.

As of December 31, 2020, there were $1 million of restructuring charges accrued, which were paid or otherwise settled during the six months ended June 30, 2021. As of June 30, 2021, there were less than $1 million in accrued restructuring charges in the accompanying condensed consolidated statements of financial position.

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

Note 9. Stock-Based Compensation

We recognized stock-based compensation expense of $8 million ($6 million, net of tax) and $5 million ($4 million, net of tax) for the three months ended June 30, 2021 and 2020, respectively, and $13 million ($10 million, net of tax) and $8 million ($7 million, net of tax) for the six months ended June 30, 2021 and 2020, respectively. These charges are included in Selling and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive income.

A summary of awards granted under the Omnibus Plan during the six months ended June 30, 2021 is presented below:

	Number of	Weighted Avg.	Weighted Avg.	Weighted Avg.
	Awards	Exercise	Grant Date	Vesting
	Granted	Price	Fair Value	Period
Stock options	271,735	$54.36	$27.78	4 years
Restricted stock units	420,153		54.55	3 years
Performance shares(1)	98,017		54.81	3 years

_____________________________

(1)The number of performance shares granted during the six months ended June 30, 2021 represents the target value of the awards. The performance shares contain a performance condition that is based on our revenue target, and the ultimate number of performance shares to be earned depends on the achievement of this performance condition.

As of June 30, 2021, there was $54 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options, restricted stock units (“RSUs”), performance shares and restricted stock awards (“RSAs”). These remaining costs are expected to be recognized over a weighted-average period of 2.50 years.

Note 10. Long-Term Debt

Long-term debt is summarized in the following table:

	As of
	June 30,	December 31,
(In millions)	2021	2020
Term Loan A maturing in 2026(1)	$258	$—
Term Loan B maturing in 2028(2)	375	—
Amended Revolving Credit Facility maturing in 2026	—	—
Existing Term Loan Facility maturing in 2025(3)	—	629
Existing Revolving Credit Facility maturing in 2023	—	—
2026 Notes(4)	—	346
Less current portion	(17)	(7)
Total long-term debt	$616	$968

___________________________________

(1)As of June 30, 2021, presented net of $2 million in unamortized debt issuance costs.

(2)As of June 30, 2021, presented net of $4 million in unamortized debt issuance costs and $2 million in unamortized original issue discount.

(3)As of December 31, 2020, presented net of $5 million in unamortized debt issuance costs and $1 million in unamortized original issue discount.

(4)As of December 31, 2020, presented net of $4 million in unamortized debt issuance costs.

Credit Facilities

On February 17, 2021, we repaid $100 million of the outstanding principal amount of the Existing Term Loan Facility. In connection with the repayment, we recorded a loss on extinguishment of debt of $1 million, which included the write-off of debt issuance costs and original issue discount.

On June 17, 2021, we entered into the Amended Credit Agreement, providing for the Term Loan A maturing June 17, 2026, the Term Loan B maturing June 17, 2028 and the Amended Revolving Credit Facility, which terminates June 17, 2026. The net proceeds of the transaction, together with cash on hand, were used to redeem the remaining outstanding principal amounts of $534 million of the Existing Term Loan Facility and $350 million of the 2026 Notes at a price of 106.1%. In addition, the Amended Revolving Credit Facility replaced the Existing Revolving Credit Facility. In connection with the repayments, we recorded a loss on extinguishment of debt of $30 million in the second quarter of 2021, which included a “make-whole” redemption premium of $21 million on the 2026 Notes and the write-off of $9 million of debt issuance costs and original issue discount.

The interest rates applicable to the Term Loan A and the Amended Revolving Credit Facility are based on a fluctuating rate of interest based on the Consolidated First Lien Leverage Ratio (as defined in the Amended Credit Agreement) and measured by reference to either, at our option, (i) an adjusted LIBOR plus a margin range of 1.50% to 2.00% per annum or (ii) an alternate base rate plus a margin range of 0.50% to 1.00% per annum. The interest rates applicable to the Term Loan B are based on a fluctuating rate of interest measured by reference to either, at our option, (i) an adjusted LIBOR plus a margin of 2.25% per annum or (ii) an alternate base rate plus a margin of 1.25% per annum.

The obligations under the Amended Credit Agreement are guaranteed by certain subsidiaries (collectively, the “Guarantors”) and are secured by substantially all of the material tangible and intangible assets of Frontdoor and the Guarantors, subject to certain customary exceptions.

The Amended Revolving Credit Facility provides for senior secured revolving loans and stand-by and other letters of credit. The Amended Revolving Credit Facility limits outstanding letters of credit to $250 million. As of June 30, 2021, there were $2 million of letters of credit outstanding and $248 million of available borrowing capacity under the Amended Revolving Credit Facility.

The Amended Credit Agreement contains certain affirmative and negative covenants, including limitations on the incurrence of indebtedness, liens, ability to engage in certain fundamental transactions, make certain dispositions, make certain restricted payments and engage in transactions with affiliates. The Amended Credit Agreement also contains a financial covenant requiring the maintenance of a Consolidated First Lien Leverage Ratio, as defined in the Amended Credit Agreement, of not greater than 3.50 to 1.00 at the end of each fiscal quarter or, subject to certain limitations, 4.00 to 1.00 following material acquisitions. As of June 30, 2021, we were in compliance with the financial covenants under the Amended Credit Agreement that were in effect on such date.

Scheduled Long-term Debt Payments

As of June 30, 2021, future scheduled long-term debt payments are $8 million for the remainder of 2021, $17 million for each of the years ending December 31, 2022 through 2025 and $205 million for the year ending December 31, 2026.

Note 11. Supplemental Cash Flow Information

Supplemental information relating to the accompanying condensed consolidated statements of cash flows is presented in the following table:

	Six Months Ended
	June 30,
(In millions)	2021	2020
Cash paid for (received from):
Interest expense	$33	$28
Income tax payments, net of refunds	10	16
Interest income	—	(2)

Note 12. Comprehensive Income (Loss)

Comprehensive income (loss), which includes net income (loss) and unrealized gain (loss) on derivative instruments, is disclosed in the accompanying condensed consolidated statements of operations and comprehensive income and condensed consolidated statements of changes in equity.

The following tables summarize the activity in AOCI, net of the related tax effects.

	Unrealized
	Loss
(In millions)	on Derivatives	Total
Balance as of December 31, 2020	$(33)	$(33)
Other comprehensive income (loss) before reclassifications:
Pre-tax amount	5	5
Tax provision (benefit)	1	1
After-tax amount	4	4
Amounts reclassified from accumulated other comprehensive income (loss)(1)	4	4
Net current period other comprehensive income (loss)	7	7
Balance as of June 30, 2021	$(26)	$(26)

Balance as of December 31, 2019	$(21)	$(21)
Other comprehensive income (loss) before reclassifications:
Pre-tax amount	(24)	(24)
Tax provision (benefit)	(5)	(5)
After-tax amount	(19)	(19)
Amounts reclassified from accumulated other comprehensive income (loss)(1)	3	3
Net current period other comprehensive income (loss)	(16)	(16)
Balance as of June 30, 2020	$(37)	$(37)

___________________________________

(1)Amounts are net of tax. See reclassifications out of AOCI below for further details.

Reclassifications out of AOCI included the following components for the periods indicated.

	Amounts Reclassified from Accumulated
	Other Comprehensive Income (Loss)
	Six Months Ended
	June 30,		Consolidated Statements of
(In millions)	2021	2020	Operations and Comprehensive Income Location
Loss on interest rate swap contract	$(5)	$(4)	Interest expense
Impact of income taxes	1	1	Provision for income taxes
Total reclassifications related to derivatives	$(4)	$(3)
Total reclassifications for the period	$(4)	$(3)

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

The effective portion of the gain or loss on our interest rate swap contract is recorded in AOCI. These amounts are reclassified into earnings in the same period or periods during which the hedged forecasted debt interest settlement affects earnings. See Note 12 to the accompanying condensed consolidated financial statements for the effective portion of the gain or loss on derivative instruments recorded in AOCI and for the amounts reclassified out of AOCI and into earnings. As the underlying forecasted transactions occur during the next 12 months, the unrealized hedging loss in AOCI expected to be recognized in earnings is $8 million, net of tax, as of June 30, 2021. The amounts that are ultimately reclassified into earnings will be based on actual interest rates at the time the positions are settled and may differ materially from the amount noted above.

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

The period-end carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The carrying amount of total debt was $633 million and $975 million, and the estimated fair value was $640 million and $1,004 million as of June 30, 2021 and December 31, 2020, respectively. The fair value of our debt is estimated based on available market prices for the same or similar instruments that are considered significant other observable inputs (Level 2) within the fair value hierarchy. The fair values presented reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value estimates presented in this report are based on information available to us as of June 30, 2021 and December 31, 2020.

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

We did not change our valuation techniques for measuring the fair value of any financial assets and liabilities during the six months ended June 30, 2021. Transfers between levels, if any, are recognized at the end of the reporting period. There were no transfers between levels during the six months ended June 30, 2021 and 2020.

The carrying amount and estimated fair value of our financial instruments that are recorded at fair value on a recurring basis for the periods presented are as follows:

			Estimated Fair Value Measurements
(In millions)	Statement of Financial Position Location	Carrying Value	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2021:
Financial Liabilities:
Interest rate swap contract	Other accrued liabilities	$10	$—	$10	$—
	Other long-term obligations	23	—	23	—
Total financial liabilities		$34	$—	$34	$—

As of December 31, 2020:
Financial Liabilities:
Interest rate swap contract	Other accrued liabilities	$10	$—	$10	$—
	Other long-term obligations	33	—	33	—
Total financial liabilities		$43	$—	$43	$—

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

Basic and diluted earnings per share are calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share data)	2021	2020	2021	2020
Net Income	$40	$49	$45	$62
Weighted-average common shares outstanding	85.5	85.2	85.5	85.2
Effect of dilutive securities:
RSUs	0.2	0.2	0.3	0.2
Stock options(1)	0.2	0.1	0.2	0.1
Weighted-average common shares outstanding - assuming dilution	86.0	85.5	86.0	85.4
Basic earnings per share	$0.47	$0.57	$0.53	$0.73
Diluted earnings per share	$0.47	$0.57	$0.53	$0.72

___________________________________

(1)Options to purchase 0.2 million and 0.9 million shares for the three months ended June 30, 2021 and 2020, respectively, and 0.1 million and 0.6 million shares for the six months ended June 30, 2021 and 2020, respectively, were not included in the diluted earnings per share calculation because their effect would have been anti-dilutive.

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

•increased borrowing costs due to lowering or withdrawal of the ratings, outlook or watch assigned to us, our debt securities or our Amended Credit Facilities;

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

Overview

Frontdoor is the leading provider of home service plans in the United States, as measured by revenue, and operates under the American Home Shield, HSA, OneGuard and Landmark brands. Our customizable home service plans help customers protect and maintain their homes, typically their most valuable asset, from costly and unplanned breakdowns of essential home systems and appliances. Our home service plan customers subscribe to an annual service plan agreement that covers the repair or replacement of major components of more than 20 home systems and appliances, including electrical, plumbing, central HVAC systems, water heaters, refrigerators, dishwashers and ranges/ovens/cooktops, as well as optional coverages for electronics, pools, spas and pumps. Our operations also include our ProConnect on-demand home services business and Streem, a technology platform that uses augmented reality, computer vision and machine learning to, among other things, help home service professionals more quickly and accurately diagnose breakdowns and complete repairs. At June 30, 2021, we had over two million active home service plans across all 50 states and the District of Columbia.

For the three months ended June 30, 2021 and 2020, we generated revenue, net income and Adjusted EBITDA of $462 million, $40 million and $114 million, respectively, and $417 million, $49 million and $100 million, respectively. For the six months ended June 30, 2021 and 2020, we generated revenue, net income and Adjusted EBITDA of $791 million, $45 million and $150 million, respectively, and $711 million, $62 million and $147 million, respectively.

For the six months ended June 30, 2021, our total operating revenue included 68 percent of revenue derived from existing customer renewals, while 17 percent and 12 percent were derived from new home service plan sales made in conjunction with existing home real estate transactions and direct-to-consumer sales, respectively, and three percent was derived from other revenue channels.

For the six months ended June 30, 2020, our total operating revenue included 69 percent of revenue derived from existing customer renewals, while 18 percent and 12 percent were derived from new home service plan sales made in conjunction with existing home real estate transactions and direct-to-consumer sales, respectively, and one percent was derived from other revenue channels.

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

During the first six months of 2021, our financial condition and results of operations were adversely impacted by the COVID-19 pandemic as follows:

•The tight existing home sales market continues to constrain demand for home service plans in the first-year real estate channel. Additionally, due to the annual nature of our home service plan agreements, real estate revenue for the first quarter of 2021 was adversely impacted by the decline in U.S. existing home sales that occurred in the second quarter of 2020.

•We experienced an increase in appliance and plumbing claims primarily due to the increased usage of home systems and appliances driven by customers spending greater time at home in response to COVID-19. In addition, industry-wide parts availability challenges in the appliance trade have caused increased cost pressure, and, more specifically, additional replacements due to lack of parts availability, further contributing to the increased costs.

•We incurred incremental wages at our customer care centers due to a higher number of service requests in the appliance and plumbing trades, which is primarily a result of customers spending greater time at home in response to COVID-19. Additionally, due to labor availability challenges, we continue to experience difficulties in hiring and retaining customer care center personnel.

Although there are effective vaccines for COVID-19 that have been approved for use, we are unable to predict how widely utilized the vaccines will be, whether they will be effective in preventing the spread of COVID-19 (including its variant strains) and when or if normal economic activity and business operations will fully resume. We expect that a significant number of people will continue to spend greater time at home, which may result in a continued increase in usage of home systems and appliances and demand for our services and a resulting increase in service-related costs. Accordingly, the COVID-19 situation remains very fluid, and we continue to adjust our response in real time. It remains difficult to predict the overall impact the COVID-19 pandemic will have on our business.

Macroeconomic Conditions

Macroeconomic conditions that may affect customer spending patterns, and thereby our results of operations, include home sales, consumer confidence and employment rates. The COVID-19 pandemic has increased economic uncertainty in these areas. We believe our ability to acquire customers through the direct-to-consumer channel helps to mitigate the effects of challenges in the real estate channel, while our nationwide presence limits the risk of poor economic conditions in any particular geography.

Seasonality

Our business is subject to seasonal fluctuations, which drives variations in our revenue, net income and Adjusted EBITDA for interim periods. Seasonal fluctuations are primarily driven by a higher number of central HVAC work orders in the summer months. In the first six months of 2021 and throughout 2020, additional variations were experienced as the COVID-19 pandemic resulted in an elevated level of service requests, primarily in the appliance and plumbing trades, as our customers spent more time at home. In 2020, approximately 20 percent, 28 percent, 30 percent and 22 percent of our revenue, approximately 12 percent, 43 percent, 43 percent and 2 percent of our net income, and approximately 17 percent, 37 percent, 34 percent and 12 percent of our Adjusted EBITDA was recognized in the first, second, third and fourth quarters, respectively.

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

While weather variations as described above may affect our business, major weather events and other similar Acts of God, such as hurricanes, flooding and tornadoes, typically do not increase our obligations to provide service. Generally, repairs associated with such isolated events are addressed by homeowners’ and other forms of insurance as opposed to the home service plans that we offer.

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

•Adjusted EBITDA margin,

•net cash provided from operating activities,

•Free Cash Flow,

•growth in number of home service plans, and

•customer retention rate.

Revenue. The majority of our revenue is generated from annual home service plan agreements entered into with our customers. Home service plan contracts are typically one year in duration. We recognize revenue at the agreed upon contractual amount over time using the input method in proportion to the costs expected to be incurred in performing services under the contracts. Our revenue is primarily a function of the volume and pricing of the services provided to our customers, as well as the mix of services provided. Our revenue volume is impacted by new home service plan sales, customer retention and acquisitions. We derive substantially all of our revenue from customers in the United States.

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

Adjusted EBITDA and Adjusted EBITDA margin. We evaluate performance and allocate resources based primarily on Adjusted EBITDA, which is a financial measure not calculated in accordance with U.S. GAAP. We define Adjusted EBITDA as net income before: depreciation and amortization expense; restructuring charges; provision for income taxes; non-cash stock-based compensation expense; interest expense; loss on extinguishment of debt; and other non-operating expenses. We define “Adjusted EBITDA margin” as Adjusted EBITDA divided by revenue. We believe Adjusted EBITDA and Adjusted EBITDA margin are useful for investors, analysts and other interested parties as they facilitate company-to-company operating performance comparisons by excluding potential differences caused by variations in capital structures, taxation, the age and book depreciation of facilities and equipment, restructuring initiatives and equity-based, long-term incentive plans.

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

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Form 10-K. There have been no material changes to our critical accounting policies for the six months ended June 30, 2021, certain of which are described below.

Goodwill and Intangible Assets

In accordance with applicable accounting standards, goodwill and indefinite-lived intangible assets are not amortized and are subject to assessment for impairment on an annual basis, or more frequently, if circumstances indicate a potential impairment. As of June 30, 2021, we do not believe there are any circumstances, including those related to COVID-19, that would indicate a potential impairment of our goodwill or indefinite-lived intangible assets. We will continue to monitor the macroeconomic impacts on our business in our ongoing evaluation of potential impairments.

Results of Operations

Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020

	Three Months Ended		Increase
	June 30,		(Decrease)	% of Revenue
(In millions)	2021	2020	2021 vs. 2020	2021	2020
Revenue	$462	$417	11%	100%	100%
Cost of services rendered	221	200	10	48	48
Gross Profit	242	218	11	52	52
Selling and administrative expenses	136	125	9	29	30
Depreciation and amortization expense	9	10	(3)	2	2
Restructuring charges	1	1	*	—	—
Interest expense	12	14	(15)	3	3
Interest and net investment (income) loss	—	3	*	—	1
Loss on extinguishment of debt	30	—	*	7	—
Income before Income Taxes	54	65	(17)	12	16
Provision for income taxes	14	17	(15)	3	4
Net Income	$40	$49	(17)%	9%	12%

________________________________

*     not meaningful

Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020

	Six Months Ended		Increase
	June 30,		(Decrease)	% of Revenue
(In millions)	2021	2020	2021 vs. 2020	2021	2020
Revenue	$791	$711	11%	100%	100%
Cost of services rendered	402	347	16	51	49
Gross Profit	390	364	7	49	51
Selling and administrative expenses	254	229	11	32	32
Depreciation and amortization expense	19	18	5	2	2
Restructuring charges	2	4	*	—	1
Interest expense	25	29	(13)	3	4
Interest and net investment (income) loss	(1)	1	*	—	—
Loss on extinguishment of debt	31	—	*	4	—
Income before Income Taxes	60	83	(28)	8	12
Provision for income taxes	15	21	(30)	2	3
Net Income	$45	$62	(27)%	6%	9%

________________________________

*     not meaningful

Revenue

We reported revenue of $462 million and $417 million for the three months ended June 30, 2021 and 2020, respectively, and $791 million and $711 million for the six months ended June 30, 2021 and 2020, respectively. Revenue by major customer acquisition channel is as follows:

Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020

	Three Months Ended
	June 30,
(In millions)	2021	2020	Increase (Decrease)
Renewals	$316	$289	$26	9%
Real estate(1)	77	74	3	4
Direct-to-consumer(1)	57	51	6	12
Other	13	3	10	*
Total revenue	$462	$417	$45	11%

________________________________

* not meaningful

(1)First-year revenue only.

Revenue increased 11 percent for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily driven by higher renewal revenue due to improved price realization and growth in the number of renewed home service plans, due, in part, to customer retention initiatives. The increase in real estate revenue primarily reflects improved price realization. The tight existing home sales market continues to constrain demand for home service plans in this channel. Additionally, due to the annual nature of our home service plan agreements, real estate revenue for the prior year was adversely impacted by the decline in U.S. existing home sales that occurred in the second quarter of 2020. The increase in direct-to-consumer revenue primarily reflects growth in the number of first-year direct-to-consumer home service plans, mostly driven by increased investments in marketing. The increase in other revenue was driven by growth in ProConnect and Streem.

Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020

	Six Months Ended
	June 30,
(In millions)	2021	2020	Increase (Decrease)
Renewals	$539	$489	$50	10%
Real estate(1)	134	130	4	3
Direct-to-consumer(1)	98	87	12	14
Other	20	6	14	*
Total revenue	$791	$711	$80	11%

________________________________

* not meaningful

(1)First-year revenue only.

Revenue increased 11 percent for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily driven by higher renewal revenue due to improved price realization and growth in the number of renewed home service plans, due, in part, to customer retention initiatives. The increase in real estate revenue primarily reflects improved price realization. The tight existing home sales market continues to constrain demand for home service plans in this channel. Additionally, due to the annual nature of our home service plan agreements, real estate revenue for both the first quarter of 2021 and the second quarter of 2020 was adversely impacted by the decline in U.S. existing home sales that occurred in the second quarter of 2020. The increase in direct-to-consumer revenue primarily reflects growth in the number of first-year direct-to-consumer home service plans, mostly driven by increased investments in marketing. The increase in other revenue was driven by growth in ProConnect and Streem.

Number of home service plans, growth in number of home service plans and customer retention rate are presented below.

	As of
	June 30,
(In millions)	2021	2020
Number of home service plans	2.24	2.18
Growth in number of home service plans	3%	3%
Customer retention rate	75%	75%

Cost of Services Rendered

We reported cost of services rendered of $221 million and $200 million for the three months ended June 30, 2021 and 2020, respectively, and $402 million and $347 million for the six months ended June 30, 2021 and 2020, respectively. The following tables provide a summary of changes in cost of services rendered:

Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020

(In millions)
Three Months Ended June 30, 2020	$200
Impact of change in revenue	14
Contract claims costs	6
Other	1
Three Months Ended June 30, 2021	$221

The increase in contract claims costs reflects increased cost pressures in the appliance, plumbing and HVAC trades due to industry-wide availability challenges and inflation, offset, in part, by lower service request incidence across all trades and process improvement benefits. Appliance parts availability challenges continued to drive additional replacements, contributing to the increased cost pressures. Results for the prior year reflect higher service request incidence in the appliance and plumbing trades compared to 2021, which was primarily a result of customers sheltering at home in response to COVID-19.

Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020

(In millions)
Six Months Ended June 30, 2020	$347
Impact of change in revenue	22
Contract claims costs	32
Other	1
Six Months Ended June 30, 2021	$402

The increase in contract claims costs reflects increased cost pressures in the appliance and plumbing trades due to industry-wide availability challenges and inflation. Additionally, contract claims costs reflect higher service request incidence in the first quarter of 2021 primarily in the appliance trade driven by customers continuing to spend greater time at home and in the HVAC trade driven by unfavorable weather trends, offset, in part, by process improvement benefits. Appliance parts availability challenges continued to drive additional replacements, contributing to the increased cost pressures.

Selling and Administrative Expenses

We reported selling and administrative expenses of $136 million and $125 million for the three months ended June 30, 2021 and 2020, respectively, $254 million and $229 million for the six months ended June 30, 2021 and 2020, respectively. For the three months ended June 30, 2021 and 2020, selling and administrative expenses comprised sales, marketing and customer service costs of $97 million and $90 million, respectively, and general and administrative expenses of $39 million and $35 million, respectively. For the six months ended June 30, 2021 and 2020, selling and administrative expenses comprised sales, marketing and customer service costs of $178 million and $164 million, respectively, and general and administrative expenses of $76 million and $65 million, respectively. The following tables provide a summary of changes in selling and administrative expenses:

Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020

(In millions)
Three Months Ended June 30, 2020	$125
Sales and marketing costs	4
Customer service costs	3
Stock-based compensation expense	2
General and administrative costs	1
Three Months Ended June 30, 2021	$136

The increase in sales and marketing costs was primarily driven by increased investments to drive sales growth in the home service plan direct-to-consumer channel, ProConnect and Streem. The increase in customer service costs was primarily related to investments in customer retention initiatives and customer growth. General and administrative costs increased compared to prior year primarily due to increased personnel costs and investments in technology. Prior year general and administrative costs include incremental direct costs related to COVID-19 of $1 million.

Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020

(In millions)
Six Months Ended June 30, 2020	$229
Sales and marketing costs	9
Customer service costs	5
Stock-based compensation expense	5
General and administrative costs	6
Six Months Ended June 30, 2021	$254

The increase in sales and marketing costs was primarily driven by increased investments to drive sales growth in the home service plan direct-to-consumer channel, ProConnect and Streem. The increase in customer service costs was primarily related to managing a higher number of service requests, investments in customer retention initiatives and customer growth. General and administrative costs increased compared to prior year primarily due to increased personnel costs and investments in technology. Prior year general and administrative costs include incremental direct costs related to COVID-19 of $1 million.

Depreciation Expense

Depreciation expense was $6 million and $5 million for the three months ended June 30, 2021 and 2020, respectively, and $12 million and $10 million for the six months ended June 30, 2021 and 2020, respectively.

Amortization Expense

Amortization expense was $3 million and $4 million for the three months ended June 30, 2021 and 2020, respectively, and $6 million and $7 million for the six months ended June 30, 2021 and 2020, respectively.

Restructuring Charges

Restructuring charges were $1 million for each of the three months ended June 30, 2021 and 2020 and $2 million and $4 million for the six months ended June 30, 2021 and 2020, respectively.

For the three months ended June 30, 2021 and 2020, restructuring charges primarily comprised accelerated depreciation of certain technology systems driven by efforts to enhance our technological capabilities.

For the six months ended June 30, 2021, restructuring charges comprised $1 million of accelerated depreciation of certain technology systems driven by efforts to enhance our technological capabilities and $1 million of severance and other costs. For the six months ended June 30, 2020, restructuring charges comprised $2 million of lease termination costs and $1 million of severance and other costs related to the decision to consolidate the operations of Landmark with those of OneGuard, which was completed during the first quarter of 2020, as well as $1 million of accelerated depreciation of certain technology systems.

Interest Expense

Interest expense was $12 million and $14 million for the three months ended June 30, 2021 and 2020, respectively, and $25 million and $29 million for the six months ended June 30, 2021 and 2020, respectively. For the three and six months ended June 30, 2021, the decrease was due to a decline in interest rates on the unhedged portion of our variable rate debt, the February 17, 2021 partial repayment of the Existing Term Loan Facility and the June 17, 2021 redemption of the 2026 Notes.

Interest and Net Investment (Income) Loss

Interest and net investment (income) loss reflects income of less than $1 million for the three months ended June 30, 2021 compared to a loss of $3 million for the three months ended June 30, 2020, and income of $1 million for the six months ended June 30, 2021 compared to a loss of $1 million for the six months ended June 30, 2020. For the three and six months ended June 30, 2021, amounts primarily comprised interest on our cash and cash equivalents balances. For the three and six months ended June 30, 2020, amounts primarily comprised a $3 million loss on investment, offset, in part, by interest on our cash and cash equivalents balances.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $30 million and $31 million for the three and six months ended June 30, 2021, respectively. Amounts primarily relate to the June 17, 2021 redemption of the remaining outstanding principal amounts of $534 million of the Existing Term Loan Facility and $350 million of the 2026 Notes and include a “make-whole” redemption premium of $21 million on the 2026 Notes and the write-off of $9 million of debt issuance costs and original issue discount. Additionally, $1 million relates to the February 17, 2021 partial repayment of the Existing Term Loan Facility and includes the write-off of debt issuance costs and original issue discount. There were no such charges for the three and six months ended June 30, 2020.

Provision for Income Taxes

The effective tax rate on income was 26.0 percent and 25.5 percent for the three months ended June 30, 2021 and 2020, respectively, and 24.5 percent and 25.4 percent for the six months ended June 30, 2021 and 2020, respectively. The decrease in the effective tax rate for the six months ended June 30, 2021 compared to 2020 is primarily due to excess tax benefits for share-based awards.

Net Income

Net income was $40 million and $49 million for the three months ended June 30, 2021 and 2020, respectively, and $45 million and $62 million for the six months ended June 30, 2021 and 2020, respectively. For the three and six months ended June 30, 2021 compared to 2020, the decrease was driven by the loss on extinguishment of debt, offset in part, by the aforementioned operating results and a decrease in the provision for income taxes.

Adjusted EBITDA

Adjusted EBITDA was $114 million and $100 million for the three months ended June 30, 2021 and 2020, respectively, and $150 million and $147 million for the six months ended June 30, 2021 and 2020, respectively. The following tables provide a summary of changes in our Adjusted EBITDA:

Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020

(In millions)
Three Months Ended June 30, 2020	$100
Impact of change in revenue	31
Contract claims costs	(6)
Sales and marketing costs	(4)
Customer service costs	(3)
General and administrative costs	(3)
Other	(1)
Three Months Ended June 30, 2021	$114

The increase in contract claims costs reflects increased cost pressures in the appliance, plumbing and HVAC trades due to industry-wide availability challenges and inflation, offset, in part, by lower service request incidence across all trades and process improvement benefits. Appliance parts availability challenges continued to drive additional replacements, contributing to the increased cost pressures. Results for the prior year reflect higher service request incidence in the appliance and plumbing trades compared to 2021, which was primarily a result of customers sheltering at home in response to COVID-19.

The increase in sales and marketing costs was primarily driven by increased investments to drive sales growth in the home service plan direct-to-consumer channel, ProConnect and Streem. The increase in customer service costs was primarily related to investments in customer retention initiatives and customer growth. General and administrative costs increased compared to prior year primarily due to increased personnel costs and investments in technology.

Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020

(In millions)
Six Months Ended June 30, 2020	$147
Impact of change in revenue	58
Contract claims costs	(32)
Sales and marketing costs	(9)
Customer service costs	(5)
General and administrative costs	(7)
Other	(2)
Six Months Ended June 30, 2021	$150

The increase in contract claims costs reflects increased cost pressures in the appliance and plumbing trades due to industry-wide availability challenges and inflation. Additionally, contract claims costs reflect higher service request incidence in the first quarter of 2021 primarily in the appliance trade driven by customers continuing to spend greater time at home and in the HVAC trade driven by unfavorable weather trends offset, in part, by process improvement benefits. Appliance parts availability challenges continued to drive additional replacements, contributing to the increased cost pressures.

The increase in sales and marketing costs was primarily driven by increased investments to drive sales growth in the home service plan direct-to-consumer channel, ProConnect and Streem. The increase in customer service costs was primarily related to managing a higher number of service requests, investments in customer retention initiatives and customer growth. General and administrative costs increased compared to prior year primarily due to increased personnel costs and investments in technology. Other primarily consists of interest and net investment income.

A reconciliation of Net Income to Adjusted EBITDA is presented below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2021	2020	2021	2020
Net Income	$40	$49	$45	$62
Depreciation and amortization expense	9	10	19	18
Restructuring charges	1	1	2	4
Provision for income taxes	14	17	15	21
Non-cash stock-based compensation expense	8	5	13	8
Interest expense	12	14	25	29
Loss on extinguishment of debt	30	—	31	—
Other non-operating expenses(1)	—	5	—	5
Adjusted EBITDA	$114	$100	$150	$147

________________________________

(1)Other non-operating expenses for the three and six months ended June 30, 2020 includes (a) a loss on investment of $3 million, (b) incremental direct costs related to COVID-19 of $1 million, which were temporary in nature and primarily related to incremental health and childcare benefits for our employees and hoteling costs related to our offshore business process outsourcers and (c) acquisition-related transaction costs of less than $1 million. For the three and six months ended June 30, 2021, such charges were less than $1 million.

Liquidity and Capital Resources

Liquidity

A substantial portion of our liquidity needs are due to debt service requirements on our indebtedness. The Amended Credit Agreement contains covenants that limit or restrict our ability, including the ability of certain of our subsidiaries, to incur additional indebtedness, repurchase debt, incur liens, sell assets, make certain payments (including dividends) and enter into transactions with affiliates. As of June 30, 2021, we were in compliance with the covenants under the agreements that were in effect on such date. Based on current conditions, we do not believe the COVID-19 pandemic will affect our ongoing ability to meet the covenants in our debt instruments, including our Amended Credit Agreement.

Cash and cash equivalents totaled $323 million and $597 million as of June 30, 2021 and December 31, 2020, respectively. Our cash and cash equivalents include balances associated with regulatory requirements in our business. See “—Limitations on Distributions and Dividends by Subsidiaries.” As of June 30, 2021 and December 31, 2020, the total net assets subject to these third-party restrictions was $173 million and $180 million, respectively. As of June 30, 2021, there were $2 million of letters of credit outstanding and $248 million of available borrowing capacity under the Amended Revolving Credit Facility. The letters of credit are posted in lieu of cash to satisfy regulatory requirements in certain states in which we operate. Available liquidity was $398 million at June 30, 2021, consisting of $150 million of cash not subject to third-party restrictions and $248 million of available borrowing capacity under the Amended Revolving Credit Facility. We currently believe that cash generated from operations, our cash on hand and available borrowing capacity under the Amended Revolving Credit Facility at June 30, 2021 will provide us with sufficient liquidity to meet our obligations for the foreseeable future.

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

On June 17, 2021, we entered into the Amended Credit Agreement, providing for the Term Loan A maturing June 17, 2026, the Term Loan B maturing June 17, 2028 and the Amended Revolving Credit Facility, which terminates June 17, 2026. The net proceeds of the transaction, together with cash on hand, were used to redeem the remaining outstanding principal amounts of $534 million of the Existing Term Loan Facility and $350 million of the 2026 Notes at a price of 106.1%. In addition, the Amended Revolving Credit Facility replaced the Existing Revolving Credit Facility. In connection with the repayments, we recorded a loss on extinguishment of debt of $30 million in the second quarter of 2021, which included a “make-whole” redemption premium of $21 million on the 2026 Notes and the write-off of $9 million of debt issuance costs and original issue discount. See Note 10 to the condensed consolidated financial statements included in Part 1, Item 1 of this report for more information related to our indebtedness.

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

Our subsidiaries are permitted under the terms of the Amended Credit Agreement and other indebtedness to incur additional indebtedness that may restrict or prohibit the making of distributions, the payment of dividends or the making of loans by such subsidiaries to us.

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

	Six Months Ended
	June 30,
(In millions)	2021	2020
Net cash provided from (used for):
Operating activities	$119	$140
Investing activities	(15)	(19)
Financing activities	(378)	(4)
Cash (decrease) increase during the period	$(274)	$118

Operating Activities

Net cash provided from operating activities was $119 million for the six months ended June 30, 2021, compared to $140 million for the six months ended June 30, 2020.

Net cash provided from operating activities in 2021 comprised $112 million in earnings adjusted for non-cash charges and an $8 million decrease in cash required for working capital. The decrease in cash required for working capital was driven by seasonality and growth in our underlying business, offset, in part, by interest payments made in connection with the redemption of the 2026 Notes.

Net cash provided from operating activities in 2020 comprised $94 million in earnings adjusted for non-cash charges and a $46 million decrease in cash required for working capital. The decrease in cash required for working capital was driven by seasonality and growth in our underlying business.

Investing Activities

Net cash used for investing activities was $15 million and $19 million for the six months ended June 30, 2021 and 2020, respectively.

Capital expenditures were $15 million for the six months ended June 30, 2021, compared to $18 million for the six months ended June 30, 2020, and included recurring capital needs and technology projects. We expect capital expenditures for the full year 2021 relating to recurring capital needs and the continuation of investments in information systems and productivity enhancing technology to be approximately $30 million to $40 million. We have no additional material capital commitments at this time.

Cash payments for business acquisitions, net of cash acquired, were $5 million for the six months ended June 30, 2020. During the second quarter of 2020, we acquired a business to expand our ProConnect on-demand offering for $5 million in cash. There were no acquisitions for the six months ended June 30, 2021.

Cash flows provided from purchases, sales and maturities of securities, net, for the six months ended June 30, 2020 were $5 million and were driven by the maturities of marketable securities. There were no cash flows provided from purchases, sales and maturities of securities, net, for the six months ended June 30, 2021.

Financing Activities

Net cash used for financing activities was $378 million and $4 million for the six months ended June 30, 2021 and 2020, respectively.

On February 17, 2021, we repaid $100 million of outstanding principal amount of the Existing Term Loan Facility. Additionally, on June 17, 2021, we entered into the Amended Credit Agreement. The net proceeds of the transaction, together with cash on hand, were used to redeem the remaining outstanding principal amounts of $534 million of the Existing Term Loan Facility and $350 million of the 2026 Notes at a price of 106.1%. In connection with the repayments, we paid a “make-whole” redemption premium of $21 million on the 2026 Notes and debt issuance costs of $8 million.

Contractual Obligations

Our 2020 Form 10-K includes disclosures of our contractual obligations and commitments as of December 31, 2020. We continue to make the contractually required payments, and, therefore, the 2021 obligations and commitments described in our 2020 Form 10-K have been reduced by the required payments.

On June 17, 2021, we entered into the Amended Credit Agreement. The net proceeds of the transaction, together with cash on hand, were used to redeem the remaining outstanding principal amounts of $534 million of the Existing Term Loan Facility and $350 million of the 2026 Notes. As of June 30, 2021, future scheduled long-term debt payments total $640 million, and estimated long-term debt payments for the remainder of 2021 and for each fiscal year from 2022 through 2026 are $8 million, $17 million, $17 million, $17 million, $17 million and $205 million, respectively. Additionally, as of June 30, 2021, future estimated interest payments, which are based on the applicable rates at June 30, 2021 plus the specified margin in the Amended Credit Agreement, total $126 million; estimated interest payments for the remainder of 2021 and for each fiscal year from 2022 through 2026 are $14 million, $24 million, $24 million, $23 million, $19 million and $10 million, respectively; the estimated debt balance as of each fiscal year end from 2021 through 2026 is $632 million, $615 million, $598 million, $581 million, $564 million and $359 million, respectively; and the weighted-average interest rate (including the impact of the effective interest rate swap) on the estimated debt balances at each fiscal year end from 2021 through 2026 is expected to be 3.8 percent, 3.9 percent, 3.9 percent, 4.0 percent, 2.2 percent and 2.4 percent, respectively. See Note 10 to the condensed consolidated financial statements included in Part 1, Item 1 of this report for the terms and maturities of the Amended Credit Facilities.

Financial Position

The following discussion describes changes in our financial position from December 31, 2020 to June 30, 2021:

•Cash and cash equivalents decreased during the six months ended June 30, 2021, primarily due to our debt refinancing transactions, offset, in part, by cash provided from operating activities.

•Accounts payable increased during the six months ended June 30, 2021, reflecting the timing of trade payables due to the seasonality of our business.

•Home service plans claims increased during the six months ended June 30, 2021, reflecting the seasonality of contract claims, which increased amounts due to contractors and suppliers.

•Deferred revenue decreased during the six months ended June 30, 2021, reflecting a shift in the mix of annual-pay customers to monthly-pay customers.

•Current portion of long-term debt increased during the six months ended June 30, 2021, reflecting our debt refinancing transactions.

•Long-term debt decreased during the six months ended June 30, 2021, reflecting our debt refinancing transactions.

•Total shareholders’ equity was a surplus of $3 million as of June 30, 2021 compared to a deficit of $61 million as of December 31, 2020. The increase was primarily driven by the $45 million of net income generated during the six months ended June 30, 2021 which reduced our accumulated deficit. See the condensed consolidated statements of changes in equity (deficit) included in Part I, Item 1 of this report for further information.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any significant off-balance sheet arrangements.

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

3.1*	Restated Certificate of Incorporation of Frontdoor, Inc.
3.2	Amended and Restated Bylaws of Frontdoor, Inc. (incorporated by reference to Exhibit 3.2 to Frontdoor’s Current Report on Form 8-K filed on July 1, 2021).
10.1	Amendment and Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.1 to Frontdoor’s Current Report on Form 8-K filed on June 21, 2021).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a - 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a - 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Extension Presentation Linkbase
104*	Cover page formatted as Inline XBRL and included in Exhibit 101.

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

Date: August 4, 2021

Frontdoor, Inc.
(Registrant)

By:	/s/ Brian K. Turcotte
Brian K. Turcotte
Senior Vice President and Chief Financial Officer (Principal Financial Officer)