Form 10-Q
period 2021-09-30
Frontdoor, Inc.
filed 2021-10-29
CIK 1727263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________________________________________

FORM 10-Q

________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

Yes  ☐  No  ☒

The number of shares of the registrant’s common stock outstanding as of October 22, 2021: 84,682,503 shares of common stock, par value $0.01 per share.

Frontdoor, Inc.

Quarterly Report on Form 10-Q

GLOSSARY OF TERMS AND SELECTED ABBREVIATIONS

In order to aid the reader, we have included certain terms and abbreviations used throughout this Quarterly Report on Form 10-Q below:

Term/Abbreviation	Definition
2020 Form 10-K	Frontdoor, Inc. Annual Report on Form 10-K for the year ended December 31, 2020
2026 Notes	6.750% senior notes in the aggregate principal amount of $350 million
Amended Credit Agreement	The agreements governing the Amended Credit Facilities
Amended Credit Facilities	The Amended Term Loan Facilities together with the Amended Revolving Credit Facility
Amended Revolving Credit Facility	$250 million revolving credit facility effective June 17, 2021
Amended Term Loan Facilities	The Term Loan A together with the Term Loan B
AOCI	Accumulated other comprehensive income or loss
ASC	FASB Accounting Standards Codification
ASC 740	ASC Topic 740, Income Taxes
ASU	FASB Accounting Standards Update
Exchange Act	Securities Exchange Act of 1934, as amended
Prior Credit Agreement	The agreements governing the Prior Credit Facilities
Prior Credit Facilities	The Prior Term Loan Facility together with the Prior Revolving Credit Facility
Prior Revolving Credit Facility	$250 million revolving credit facility in place prior to the effectiveness of the Amended Revolving Credit Facility
Prior Term Loan Facility	$650 million senior secured term loan facility in place prior to the effectiveness of the Amended Term Loan Facilities
FASB	U.S. Financial Accounting Standards Board
HVAC	Heating, ventilation and air conditioning
IRS	Internal Revenue Service
Omnibus Plan	Frontdoor, Inc. 2018 Omnibus Incentive Plan
ProConnect	Our membership-based home services business, which includes on-demand home services offerings, marketed under the American Home Shield ProConnect and HSA ProConnect brand names and other names
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
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

In this Quarterly Report on Form 10-Q, unless the context indicates otherwise, references to “Frontdoor,” “we,” “our,” or “us” refer to Frontdoor, Inc. and all of its subsidiaries. Frontdoor is a Delaware corporation with its principal executive offices in Memphis, Tennessee. Effective June 25, 2021, we changed our name from frontdoor, inc. to Frontdoor, Inc.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(In millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue	$471	$440	$1,263	$1,151
Cost of services rendered	217	225	619	572
Gross Profit	254	215	644	579
Selling and administrative expenses	138	129	392	358
Depreciation and amortization expense	8	7	27	25
Restructuring charges	—	—	2	4
Interest expense	7	14	32	43
Interest and net investment (income) loss	—	—	(1)	1
Loss on extinguishment of debt	—	—	31	—
Income before Income Taxes	101	65	161	148
Provision for income taxes	25	16	39	37
Net Income	$76	$49	$122	$111
Other Comprehensive Income (Loss), Net of Income Taxes:
Net unrealized gain (loss) on derivative instruments	2	1	10	(15)
Total Comprehensive Income	$79	$50	$131	$95
Earnings per Share:
Basic	$0.89	$0.57	$1.42	$1.30
Diluted	$0.89	$0.57	$1.42	$1.29
Weighted-average Common Shares Outstanding:
Basic	85.5	85.3	85.5	85.2
Diluted	85.9	85.6	85.9	85.5

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Financial Position (Unaudited)

(In millions, except share data)

	As of
	September 30,	December 31,
	2021	2020
Assets:
Current Assets:
Cash and cash equivalents	$309	$597
Receivables, less allowance of $2 in each period	5	5
Contract asset	53	—
Prepaid expenses and other assets	18	24
Total Current Assets	385	626
Other Assets:
Property and equipment, net	64	60
Goodwill	512	512
Intangible assets, net	161	170
Operating lease right-of-use assets	19	15
Deferred customer acquisition costs	16	19
Other assets	4	3
Total Assets	$1,161	$1,405
Liabilities and Shareholders' Equity:
Current Liabilities:
Accounts payable	$76	$55
Accrued liabilities:
Payroll and related expenses	23	23
Home service plan claims	99	90
Interest payable	—	9
Other	33	32
Deferred revenue	147	187
Current portion of long-term debt	17	7
Total Current Liabilities	394	403
Long-Term Debt	612	968
Other Long-Term Liabilities:
Deferred taxes	44	38
Operating lease liabilities	21	18
Other long-term obligations	29	40
Total Other Long-Term Liabilities	93	96
Commitments and Contingencies (Note 8)
Shareholders' Equity:
Common stock, $0.01 par value; 2,000,000,000 shares authorized; 85,768,848 shares issued and 85,221,181 shares outstanding at September 30, 2021 and 85,477,779 shares issued and outstanding at December 31, 2020	1	1
Additional paid-in capital	63	46
Retained earnings (accumulated deficit)	47	(75)
Accumulated other comprehensive loss	(24)	(33)
Less common stock held in treasury, at cost; 547,667 shares at September 30, 2021	(25)	—
Total Equity (Deficit)	62	(61)
Total Liabilities and Shareholders' Equity	$1,161	$1,405

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statement of Changes in Equity (Deficit) (Unaudited)

(In millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Common Stock
Balance at beginning of period	$1	$1	$1	$1
Balance at end of period	1	1	1	1
Additional Paid-in Capital
Balance at beginning of period	57	37	46	29
Exercise of stock options	1	—	2	—
Issuance of common stock	—	—	1	1
Taxes paid related to net share settlement of equity awards	—	—	(5)	(2)
Stock-based employee compensation	5	4	19	13
Balance at end of period	63	41	63	41
Retained Earnings (Accumulated Deficit)
Balance at beginning of period	(30)	(126)	(75)	(188)
Net income	76	49	122	111
Balance at end of period	47	(77)	47	(77)
Accumulated Other Comprehensive Loss
Balance at beginning of period	(26)	(37)	(33)	(21)
Other comprehensive income (loss), net of tax	2	1	10	(15)
Balance at end of period	(24)	(36)	(24)	(36)
Common Stock Held in Treasury
Balance at beginning of period	—	—	—	—
Repurchase of common stock	(25)	—	(25)	—
Balance at end of period	(25)	—	(25)	—
Total Equity (Deficit)	$62	$(71)	$62	$(71)

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Nine Months Ended
	September 30,
	2021	2020
Cash and Cash Equivalents at Beginning of Period	$597	$428
Cash Flows from Operating Activities:
Net Income	122	111
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization expense	27	25
Deferred income tax provision	2	1
Stock-based compensation expense	19	13
Restructuring charges	2	4
Payments for restructuring charges	(1)	(3)
Loss on extinguishment of debt	31	—
Other	5	5
Change in working capital, net of acquisitions:
Receivables	—	1
Prepaid expenses and other current assets	(49)	(43)
Accounts payable	20	21
Deferred revenue	(41)	(9)
Accrued liabilities	6	32
Accrued interest payable	(9)	(6)
Current income taxes	7	3
Net Cash Provided from Operating Activities	142	154
Cash Flows from Investing Activities:
Purchases of property and equipment	(23)	(26)
Business acquisitions, net of cash received	—	(5)
Purchases of available-for-sale securities	—	(2)
Sales and maturities of available-for-sale securities	—	9
Net Cash Used for Investing Activities	(23)	(25)
Cash Flows from Financing Activities:
Borrowings of debt, net of discount	638	—
Payments of debt and finance lease obligations	(990)	(5)
Debt issuance cost paid	(8)	—
Call premium paid on retired debt	(21)	—
Repurchase of common stock	(25)	—
Other financing activities	(2)	(1)
Net Cash Used for Financing Activities	(407)	(6)
Cash (Decrease) Increase During the Period	(289)	123
Cash and Cash Equivalents at End of Period	$309	$551

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

Frontdoor, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation

Frontdoor is the leading provider of home service plans in the United States, as measured by revenue, and operates under the American Home Shield, HSA, OneGuard and Landmark brands. Our customizable home service plans help customers protect and maintain their homes, typically their most valuable asset, from costly and unplanned breakdowns of essential home systems and appliances. Our home service plan customers subscribe to an annual service plan agreement that covers the repair or replacement of major components of more than 20 home systems and appliances, including electrical, plumbing, central HVAC systems, water heaters, refrigerators, dishwashers and ranges/ovens/cooktops, as well as optional coverages for electronics, pools, spas and pumps. Our operations also include our ProConnect on-demand home services business and Streem, a technology platform that uses augmented reality, computer vision and machine learning to, among other things, help home service professionals more quickly and accurately diagnose breakdowns and complete repairs. At September 30, 2021, we had over two million active home service plans across all 50 states and the District of Columbia.

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

During the first nine months of 2021, our financial condition and results of operations were adversely impacted by the COVID-19 pandemic as follows:

•The tight existing home sales market continued to constrain demand for home service plans in the first-year real estate channel. Additionally, due to the annual nature of our home service plan agreements and the corresponding recognition of revenue over this annual period, real estate revenue for the first quarter of 2021 was adversely impacted by the decline in U.S. existing home sales that occurred in the second quarter of 2020.

•We continued to experience an increase in appliance claims compared to pre-pandemic levels primarily due to increased usage of home systems and appliances driven by customers spending greater time at home in response to COVID-19. In addition, industry-wide parts availability challenges have caused increased cost pressure, and, more specifically, additional appliance replacements due to lack of parts availability, further contributing to the increased costs. These industry-wide supply chain challenges also impacted the customer experience, which was reflected in our customer retention rate.

•We incurred incremental customer service wages due to a higher number of service requests in the appliance trade compared to pre-pandemic levels, which was primarily a result of customers spending greater time at home in response to COVID-19. Additionally, due to labor availability challenges, we continued to experience difficulties in hiring and retaining customer service personnel.

f Note 2. Significant Accounting Policies

Our significant accounting policies are described in Note 2 to the audited consolidated and combined financial statements included in our 2020 Form 10-K. There have been no material changes to the significant accounting policies for the nine months ended September 30, 2021.

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

We disaggregate revenue from contracts with customers into major customer acquisition channels. We determined that disaggregating revenue into these categories depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Revenue by major customer acquisition channel is as follows:

___

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2021	2020	2021	2020
Renewals	$328	$303	$867	$792
Real estate(1)	73	76	207	206
Direct-to-consumer(1)	59	56	157	143
Other	11	4	31	10
Total	$471	$440	$1,263	$1,151

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

Costs to obtain a contract with a customer

We capitalize the incremental costs of obtaining a contract with a customer, primarily sales commissions, and recognize the expense using the input method in proportion to the costs expected to be incurred in performing services under the contract, over the expected customer relationship period. Deferred customer acquisition costs were $16 million and $19 million as of September 30, 2021 and December 31, 2020, respectively. Amortization of these deferred acquisition costs was $5 million and $6 million for the three months ended September 30, 2021 and 2020, respectively, and $15 million for each of the nine months ended September 30, 2021 and 2020. There were no impairment losses in relation to these capitalized costs.

Contract balances

Timing of revenue recognition may differ from the timing of invoicing to customers. Contracts with customers, including contracts resulting from customer renewals, are generally for a period of one year. We record a receivable related to revenue recognized on services once we have an unconditional right to invoice and receive payment in the future related to the services provided. All accounts receivable are recorded within Receivables, less allowances, in the accompanying condensed consolidated statements of financial position. We invoice our monthly-pay customers on a straight-line basis over the contract term. As a result, a contract asset is created when revenue is recognized on monthly-pay customers before being billed. As of September 30, 2021, a contract asset of $53 million was recorded related to the recognition of monthly-pay customer revenue on an other-than-straight-line basis to match the timing of cost recognition.

Deferred revenue represents a contract liability and is recognized when cash payments are received in advance of the performance of services, including when the amounts are refundable. Amounts are recognized as revenue in proportion to the costs expected to be incurred in performing services under our contracts. Deferred revenue was $147 million and $187 million as of September 30, 2021 and December 31, 2020, respectively.

Changes in deferred revenue for the nine months ended September 30, 2021 were as follows:

(In millions)	Deferred Revenue
Balance as of December 31, 2020	$187
Deferral of revenue	267
Recognition of deferred revenue	(308)
Balance as of September 30, 2021	$147

There was approximately $41 million and $187 million of revenue recognized in the three and nine months ended September 30, 2021, respectively, that was included in the deferred revenue balance as of December 31, 2020. Deferred revenue decreased during the nine months ended September 30, 2021, reflecting a decline in the number of first-year real estate home service plans, a shift in the mix of annual-pay customers to monthly-pay customers and the recognition of previously deferred amounts on an other-than-straight-line basis to match the timing of cost recognition.

Note 4. Goodwill and Intangible Assets

Goodwill and indefinite-lived intangible assets are not amortized and are subject to assessment for impairment on an annual basis or more frequently if circumstances indicate a potential impairment. An assessment for impairment is performed on October 1 of every year. The balance of goodwill was $512 million as of September 30, 2021 and December 31, 2020. There were no goodwill or trade name impairment charges recorded in the nine months ended September 30, 2021 and 2020. There were no accumulated impairment losses recorded as of September 30, 2021 and December 31, 2020. During the second quarter of 2020, we completed a business acquisition for $5 million, which was primarily allocated to developed technology and other intangible assets. There were no acquisitions during the nine months ended September 30, 2021.

The table below summarizes the other intangible asset balances:

	As of September 30, 2021			As of December 31, 2020
(In millions)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trade names(1)	$141	$—	$141	$141	$—	$141
Customer relationships	173	(172)	—	173	(171)	2
Developed technology	25	(11)	15	25	(6)	19
Other	37	(31)	6	37	(29)	8
Total	$375	$(214)	$161	$375	$(205)	$170

_____________________________

(1)Not subject to amortization.

Amortization expense was $2 million and $2 million for the three months ended September 30, 2021 and 2020, respectively, and $8 million and $9 million for the nine months ended September 30, 2021 and 2020, respectively. The following table outlines expected amortization expense for existing intangible assets for the remainder of 2021 and the next five years:

(In millions)
2021 (remainder)	$2
2022	8
2023	6
2024	4
2025	—
2026	—
Total	$21

Note 5. Leases

We have operating leases primarily for our corporate offices, customer service centers and engineering and technology campuses. Our leases have remaining lease terms of two years to 13 years, some of which include options to extend the leases for up to five years. Renewal options that are reasonably certain to be exercised are included in the lease term. An incremental borrowing rate is used in determining the present value of lease payments unless an implicit rate is readily determinable. Incremental borrowing rates are determined based on our secured borrowing rating and the lease term.

The weighted-average remaining lease term and weighted-average discount rate related to operating leases is as follows:

	As of
	September 30,	December 31,
	2021	2020
Weighted-average remaining lease term (years)	9	9
Weighted-average discount rate	5.6%	6.0%

We recognized operating lease expense of $1 million for each of the three months ended September 30, 2021 and 2020 and $3 million and $2 million for the nine months ended September 30, 2021 and 2020, respectively. These expenses are included in Selling and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive income.

Supplemental cash flow information related to operating leases is as follows:

	Nine Months Ended
	September 30,
(In millions)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities(1)	$4	$4
Leased assets obtained in exchange for new lease liabilities	6	2

_____________________________

(1)For the nine months ended September 30, 2020, amounts include $2 million of lease termination costs related to the decision to consolidate certain operations of Landmark Home Warranty, LLC (“Landmark”) with those of OneGuard Home Warranties (“OneGuard”). See Note 7 to the accompanying condensed consolidated financial statements for further information.

Supplemental balance sheet information related to operating leases is as follows:

	As of
	September 30,	December 31,
(In millions)	2021	2020
Operating lease right-of-use assets	$24	$21
Less lease incentives	(5)	(6)
Operating lease right-of-use assets, net	$19	$15

Other accrued liabilities	$4	$3
Operating lease liabilities	21	18
Total operating lease liabilities	$24	$21

The following table presents maturities of our operating lease liabilities as of September 30, 2021.

(In millions)
2021 (remainder)	$1
2022	5
2023	5
2024	3
2025	2
2026	2
Thereafter	12
Total lease payments	32
Less imputed interest	(7)
Total	$24

Note 6. Income Taxes

As required by ASC 740, we compute interim period income taxes by applying an anticipated annual effective tax rate to our year-to-date income or loss from operations before income taxes, except for significant unusual or infrequently occurring items. Our estimated tax rate is adjusted each quarter in accordance with ASC 740. The effective tax rate on income was 24.3 percent and 24.8 percent for the three months ended September 30, 2021 and 2020, respectively, and 24.4 percent and 25.1 percent for nine months ended September 30, 2021 and 2020, respectively. The decrease in the effective tax rate for the nine months ended September 30, 2021 compared to 2020 is primarily due to excess tax benefits for share-based awards and income tax credits, offset, in part, by an increase in state income taxes.

We are subject to taxation in the United States, various states and foreign jurisdictions. Pursuant to the terms of the tax matters agreement entered into with Terminix in connection with the Spin-off, we are not subject to federal examination by the IRS or examination by state taxing authorities where a unitary or combined state income tax return is filed for the years prior to 2018. We are not subject to state and local income tax examinations by tax authorities in jurisdictions where separate income tax returns are filed for the years prior to 2016. Substantially all of our income before income taxes for the nine months ended September 30, 2021 and 2020 was generated in the United States.

Our policy is to recognize potential interest and penalties related to our tax positions within the tax provision. Total interest and penalties included in the accompanying condensed consolidated statements of operations and comprehensive income are immaterial.

Note 7. Restructuring Charges

We incurred restructuring charges of less than $1 million (less than $1 million, net of tax) for each of the three months ended September 30, 2021 and 2020 and $2 million ($1 million, net of tax) and $4 million ($3 million, net of tax) for the nine months ended September 30, 2021 and 2020, respectively.

For the three months ended September 30, 2021, restructuring charges primarily comprised severance costs. For the three months ended September 30, 2020 restructuring charges primarily comprised accelerated depreciation of certain technology systems driven by efforts to enhance our technological capabilities.

For the nine months ended September 30, 2021, restructuring charges comprised $1 million of accelerated depreciation of certain technology systems driven by efforts to enhance our technological capabilities and $1 million of severance and other costs. For the nine months ended September 30, 2020, restructuring charges comprised $2 million of lease termination costs and $1 million of severance and other costs related to the decision to consolidate the operations of Landmark with those of OneGuard, which was completed during the first quarter of 2020, as well as $1 million of accelerated depreciation of certain technology systems.

The pre-tax charges discussed above are reported in “Restructuring charges” in the accompanying condensed consolidated statements of operations and comprehensive income.

As of December 31, 2020, there were $1 million of restructuring charges accrued, which were paid or otherwise settled during the nine months ended September 30, 2021. As of September 30, 2021, there were no accrued restructuring charges in the accompanying condensed consolidated statements of financial position.

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

Note 9. Stock-Based Compensation

We recognized stock-based compensation expense of $5 million ($4 million, net of tax) and $4 million ($4 million, net of tax) for the three months ended September 30, 2021 and 2020, respectively, and $19 million (14 million, net of tax) and $13 million ($11 million, net of tax) for the nine months ended September 30, 2021 and 2020, respectively. These charges are included in Selling and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive income.

A summary of awards granted under the Omnibus Plan during the nine months ended September 30, 2021 is presented below:

	Number of	Weighted Avg.	Weighted Avg.	Weighted Avg.
	Awards	Exercise	Grant Date	Vesting
	Granted	Price	Fair Value	Period
Stock options	271,735	$54.36	$27.78	4.00
Restricted stock units	434,820		54.25	3.00
Performance shares(1)	98,017		54.81	3.00

_____________________________

(1)The number of performance shares granted during the nine months ended September 30, 2021 represents the target value of the awards. The performance shares contain a performance condition that is based on our revenue target, and the ultimate number of performance shares to be earned depends on the achievement of this performance condition.

As of September 30, 2021, there was $46 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options, restricted stock units (“RSUs”), performance shares and restricted stock awards (“RSAs”). These remaining costs are expected to be recognized over a weighted-average period of 2.31 years.

Note 10. Long-Term Debt

Long-term debt is summarized in the following table:

	As of
	September 30,	December 31,
(In millions)	2021	2020
Term Loan A maturing in 2026(1)	$255	$—
Term Loan B maturing in 2028(2)	374	—
Amended Revolving Credit Facility maturing in 2026	—	—
Prior Term Loan Facility maturing in 2025(3)	—	629
Prior Revolving Credit Facility maturing in 2023	—	—
2026 Notes(4)	—	346
Less current portion	(17)	(7)
Total long-term debt	$612	$968

___________________________________

(1)As of September 30, 2021, presented net of $2 million in unamortized debt issuance costs.

(2)As of September 30, 2021, presented net of $4 million in unamortized debt issuance costs and $2 million in unamortized original issue discount.

(3)As of December 31, 2020, presented net of $5 million in unamortized debt issuance costs and $1 million in unamortized original issue discount.

(4)As of December 31, 2020, presented net of $4 million in unamortized debt issuance costs.

Credit Facilities

On February 17, 2021, we repaid $100 million of the outstanding principal amount of the Prior Term Loan Facility. In connection with the repayment, we recorded a loss on extinguishment of debt of $1 million, which included the write-off of debt issuance costs and original issue discount.

On June 17, 2021, we entered into the Amended Credit Agreement, providing for the Term Loan A maturing June 17, 2026, the Term Loan B maturing June 17, 2028 and the Amended Revolving Credit Facility, which terminates June 17, 2026. The net proceeds of the transaction, together with cash on hand, were used to redeem the remaining outstanding principal amounts of $534 million of the Prior Term Loan Facility and $350 million of the 2026 Notes at a price of 106.1%. In addition, the Amended Revolving Credit Facility replaced the Prior Revolving Credit Facility. In connection with the repayments, we recorded a loss on extinguishment of debt of $30 million in the second quarter of 2021, which included a “make-whole” redemption premium of $21 million on the 2026 Notes and the write-off of $9 million of debt issuance costs and original issue discount.

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

The Amended Revolving Credit Facility provides for senior secured revolving loans and stand-by and other letters of credit. The Amended Revolving Credit Facility limits outstanding letters of credit to $250 million. As of September 30, 2021, there were $2 million of letters of credit outstanding and $248 million of available borrowing capacity under the Amended Revolving Credit Facility.

The Amended Credit Agreement contains certain affirmative and negative covenants, including limitations on the incurrence of indebtedness, liens, ability to engage in certain fundamental transactions, make certain dispositions, make certain restricted payments and engage in transactions with affiliates. The Amended Credit Agreement also contains a financial covenant requiring the maintenance of a Consolidated First Lien Leverage Ratio, as defined in the Amended Credit Agreement, of not greater than 3.50 to

1.00 at the end of each fiscal quarter or, subject to certain limitations, 4.00 to 1.00 following material acquisitions. As of September 30, 2021, we were in compliance with the financial covenants under the Amended Credit Agreement that were in effect on such date.

Scheduled Long-term Debt Payments

As of September 30, 2021, future scheduled long-term debt payments are $4 million for the remainder of 2021, $17 million for each of the years ending December 31, 2022 through 2025 and $205 million for the year ending December 31, 2026.

Note 11. Supplemental Cash Flow Information

Supplemental information relating to the accompanying condensed consolidated statements of cash flows is presented in the following table:

	Nine Months Ended
	September 30,
(In millions)	2021	2020
Cash paid for (received from):
Interest expense	$39	$47
Income tax payments, net of refunds	29	33
Interest income	(1)	(2)

Note 12. Comprehensive Income (Loss)

Comprehensive income (loss), which includes net income (loss) and unrealized gain (loss) on derivative instruments, is disclosed in the accompanying condensed consolidated statements of operations and comprehensive income and condensed consolidated statements of changes in equity.

The following tables summarize the activity in AOCI, net of the related tax effects.

	Unrealized
	Loss
(In millions)	on Derivatives	Total
Balance as of December 31, 2020	$(33)	$(33)
Other comprehensive income (loss) before reclassifications:
Pre-tax amount	5	5
Tax provision (benefit)	1	1
After-tax amount	4	4
Amounts reclassified from accumulated other comprehensive income (loss)(1)	6	6
Net current period other comprehensive income (loss)	10	10
Balance as of September 30, 2021	$(24)	$(24)

Balance as of December 31, 2019	$(21)	$(21)
Other comprehensive income (loss) before reclassifications:
Pre-tax amount	(26)	(26)
Tax provision (benefit)	(6)	(6)
After-tax amount	(20)	(20)
Amounts reclassified from accumulated other comprehensive income (loss)(1)	5	5
Net current period other comprehensive income (loss)	(15)	(15)
Balance as of September 30, 2020	$(36)	$(36)

___________________________________

(1)Amounts are net of tax. See reclassifications out of AOCI below for further details.

Reclassifications out of AOCI included the following components for the periods indicated.

	Amounts Reclassified from Accumulated
	Other Comprehensive Income (Loss)
	Nine Months Ended
	September 30,		Consolidated Statements of
(In millions)	2021	2020	Operations and Comprehensive Income Location
Loss on interest rate swap contract	$(8)	$(6)	Interest expense
Impact of income taxes	2	2	Provision for income taxes
Total reclassifications related to derivatives	$(6)	$(5)
Total reclassifications for the period	$(6)	$(5)

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

The effective portion of the gain or loss on our interest rate swap contract is recorded in AOCI. These amounts are reclassified into earnings in the same period or periods during which the hedged forecasted debt interest settlement affects earnings. See Note 12 to the accompanying condensed consolidated financial statements for the effective portion of the gain or loss on derivative instruments recorded in AOCI and for the amounts reclassified out of AOCI and into earnings. As the underlying forecasted transactions occur during the next 12 months, the unrealized hedging loss in AOCI expected to be recognized in earnings is $8 million, net of tax, as of September 30, 2021. The amounts that are ultimately reclassified into earnings will be based on actual interest rates at the time the positions are settled and may differ materially from the amount noted above.

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

The period-end carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The carrying amount of total debt was $629 million and $975 million, and the estimated fair value was $635 million and $1,004 million as of September 30, 2021 and December 31, 2020, respectively. The fair value of our debt is estimated based on available market prices for the same or similar instruments that are considered significant other observable inputs (Level 2) within the fair value hierarchy. The fair values presented reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value estimates presented in this report are based on information available to us as of September 30, 2021 and December 31, 2020.

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

We did not change our valuation techniques for measuring the fair value of any financial assets and liabilities during the nine months ended September 30, 2021. Transfers between levels, if any, are recognized at the end of the reporting period. There were no transfers between levels during the nine months ended September 30, 2021 and 2020.

The carrying amount and estimated fair value of our financial instruments that are recorded at fair value on a recurring basis for the periods presented are as follows:

			Estimated Fair Value Measurements
(In millions)	Statement of Financial Position Location	Carrying Value	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2021:
Financial Liabilities:
Interest rate swap contract	Other accrued liabilities	$10	$—	$10	$—
	Other long-term obligations	20	—	20	—
Total financial liabilities		$31	$—	$31	$—

As of December 31, 2020:
Financial Liabilities:
Interest rate swap contract	Other accrued liabilities	$10	$—	$10	$—
	Other long-term obligations	33	—	33	—
Total financial liabilities		$43	$—	$43	$—

Note 15. Share Repurchase Program

On September 7, 2021, we announced a three-year repurchase authorization of up to $400 million of outstanding shares of our common stock over the three-year period from September 3, 2021 through September 3, 2024.

Purchases of outstanding shares are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share data)	2021	2020	2021	2020
Number of shares purchased	0.5	$—	0.5	$—
Average price paid per share(1)	$46.11	$—	$46.11	—
Cost of shares purchased	$25	—	$25	—

________________________________

(1)The average price paid per share is calculated on a trade date basis and excludes commissions.

Note 16. Earnings Per Share

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

Basic and diluted earnings per share are calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share data)	2021	2020	2021	2020
Net Income	$76	$49	$122	$111
Weighted-average common shares outstanding	85.5	85.3	85.5	85.2
Effect of dilutive securities:
RSUs(1)	0.2	0.2	0.2	0.2
Stock options(2)	0.2	0.1	0.2	0.1
Weighted-average common shares outstanding - assuming dilution	85.9	85.6	85.9	85.5
Basic earnings per share	$0.89	$0.57	$1.42	$1.30
Diluted earnings per share	$0.89	$0.57	$1.42	$1.29

___________________________________

(1)Restricted stock units of 0.3 million and 0.1 million shares for the three months ended September 30, 2021 and 2020, respectively, and 0.3 million and 0.1 million shares for the nine months ended September 30, 2021 and 2020, respectively, were not included in the diluted earnings per share calculation because their effect would have been anti-dilutive.

(2)Options to purchase 0.7 million and 0.9 million shares for the three months ended September 30, 2021 and 2020, respectively, and 0.6 million and 0.7 million shares for the nine months ended September 30, 2021 and 2020, respectively, were not included in the diluted earnings per share calculation because their effect would have been anti-dilutive.

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

Overview

Frontdoor is the leading provider of home service plans in the United States, as measured by revenue, and operates under the American Home Shield, HSA, OneGuard and Landmark brands. Our customizable home service plans help customers protect and maintain their homes, typically their most valuable asset, from costly and unplanned breakdowns of essential home systems and appliances. Our home service plan customers subscribe to an annual service plan agreement that covers the repair or replacement of major components of more than 20 home systems and appliances, including electrical, plumbing, central HVAC systems, water heaters, refrigerators, dishwashers and ranges/ovens/cooktops, as well as optional coverages for electronics, pools, spas and pumps. Our operations also include our ProConnect on-demand home services business and Streem, a technology platform that uses augmented reality, computer vision and machine learning to, among other things, help home service professionals more quickly and accurately diagnose breakdowns and complete repairs. At September 30, 2021, we had over two million active home service plans across all 50 states and the District of Columbia.

For the three months ended September 30, 2021 and 2020, we generated revenue, net income and Adjusted EBITDA of $471 million, $76 million and $122 million, respectively, and $440 million, $49 million and $91 million, respectively. For the nine months ended September 30, 2021 and 2020, we generated revenue, net income and Adjusted EBITDA of $1,263 million, $122 million and $272 million, respectively, and $1,151 million, $111 million and $238 million, respectively.

For the nine months ended September 30, 2021, our total operating revenue included 69 percent of revenue derived from existing customer renewals, while 16 percent and 12 percent were derived from new home service plan sales made in conjunction with existing home real estate transactions and direct-to-consumer sales, respectively, and three percent was derived from other revenue channels.

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

During the first nine months of 2021, our financial condition and results of operations were adversely impacted by the COVID-19 pandemic as follows:

•The tight existing home sales market continued to constrain demand for home service plans in the first-year real estate channel. Additionally, due to the annual nature of our home service plan agreements and the corresponding recognition of revenue over this annual period, real estate revenue for the first quarter of 2021 was adversely impacted by the decline in U.S. existing home sales that occurred in the second quarter of 2020.

•We continued to experience an increase in appliance claims compared to pre-pandemic levels primarily due to increased usage of home systems and appliances driven by customers spending greater time at home in response to COVID-19. In addition, industry-wide parts availability challenges have caused increased cost pressure, and, more specifically, additional appliance replacements due to lack of parts availability, further contributing to the increased costs. These industry-wide supply chain challenges also impacted the customer experience, which was reflected in our customer retention rate.

•We incurred incremental customer service wages due to a higher number of service requests in the appliance trade compared to pre-pandemic levels, which was primarily a result of customers spending greater time at home in response to COVID-19. Additionally, due to labor availability challenges, we continued to experience difficulties in hiring and retaining customer service personnel.

Although the economy has improved since the initial outbreak of the pandemic, we are unable to predict the time required for a widespread sustainable economic recovery to take hold. We expect that a significant number of people will continue to spend greater time at home, which may result in a continued increase in usage of home systems and appliances and demand for our services and a resulting increase in service-related costs. We also expect that industry-wide supply chain challenges will continue to contribute to increased costs and impact the customer experience, which may affect customer retention. Accordingly, the COVID-19 situation remains very fluid, and we continue to adjust our response in real time. It remains difficult to predict the overall impact the COVID-19 pandemic will have on our business.

Macroeconomic Conditions

Macroeconomic conditions that may affect customer spending patterns, and thereby our results of operations, include home sales, consumer confidence and employment rates. The COVID-19 pandemic has increased economic uncertainty in these areas. We believe our ability to acquire customers through the direct-to-consumer channel helps to mitigate the effects of challenges in the real estate channel, while our nationwide presence limits the risk of poor economic conditions in any particular geography. Additionally, global supply chain challenges, ranging from raw material inflation to transportation delays and labor shortages, impact our costs and customer experience, and we continue to take actions to mitigate these impacts.

Seasonality

Our business is subject to seasonal fluctuations, which drives variations in our revenue, net income and Adjusted EBITDA for interim periods. Seasonal fluctuations are primarily driven by a higher number of central HVAC work orders in the summer months. In the first nine months of 2021 and throughout 2020, additional variations were experienced as the COVID-19 pandemic resulted in an elevated level of service requests in the appliance trade compared to pre-pandemic levels as our customers spent more time at home. In 2020, approximately 20 percent, 28 percent, 30 percent and 22 percent of our revenue, approximately 12 percent, 43 percent, 43 percent and 2 percent of our net income, and approximately 17 percent, 37 percent, 34 percent and 12 percent of our Adjusted EBITDA was recognized in the first, second, third and fourth quarters, respectively.

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

Adjusted EBITDA and Adjusted EBITDA margin. We evaluate performance based primarily on Adjusted EBITDA, which is a financial measure not calculated in accordance with U.S. GAAP. We define Adjusted EBITDA as net income before: depreciation and amortization expense; restructuring charges; provision for income taxes; non-cash stock-based compensation expense; interest expense; loss on extinguishment of debt; and other non-operating expenses. We define “Adjusted EBITDA margin” as Adjusted EBITDA divided by revenue. We believe Adjusted EBITDA and Adjusted EBITDA margin are useful for investors, analysts and other interested parties as they facilitate company-to-company operating performance comparisons by excluding potential differences caused by variations in capital structures, taxation, the age and book depreciation of facilities and equipment, restructuring initiatives and equity-based, long-term incentive plans.

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

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Form 10-K. There have been no material changes to our critical accounting policies for the nine months ended September 30, 2021, certain of which are described below.

Goodwill and Intangible Assets

In accordance with applicable accounting standards, goodwill and indefinite-lived intangible assets are not amortized and are subject to assessment for impairment on an annual basis, or more frequently, if circumstances indicate a potential impairment. As of September 30, 2021, we do not believe there are any circumstances, including those related to COVID-19, that would indicate a potential impairment of our goodwill or indefinite-lived intangible assets. We will continue to monitor the macroeconomic impacts on our business in our ongoing evaluation of potential impairments.

Results of Operations

Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020

	Three Months Ended		Increase
	September 30,		(Decrease)	% of Revenue
(In millions)	2021	2020	2021 vs. 2020	2021	2020
Revenue	$471	$440	7%	100%	100%
Cost of services rendered	217	225	(4)	46	51
Gross Profit	254	215	18	54	49
Selling and administrative expenses	138	129	7	29	29
Depreciation and amortization expense	8	7	19	2	2
Interest expense	7	14	(51)	1	3
Income before Income Taxes	101	65	55	21	15
Provision for income taxes	25	16	52	5	4
Net Income	$76	$49	56%	16%	11%

Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020

	Nine Months Ended		Increase
	September 30,		(Decrease)	% of Revenue
(In millions)	2021	2020	2021 vs. 2020	2021	2020
Revenue	$1,263	$1,151	10%	100%	100%
Cost of services rendered	619	572	8	49	50
Gross Profit	644	579	11	51	50
Selling and administrative expenses	392	358	9	31	31
Depreciation and amortization expense	27	25	9	2	2
Restructuring charges	2	4	*	—	—
Interest expense	32	43	(25)	3	4
Interest and net investment (income) loss	(1)	1	*	—	—
Loss on extinguishment of debt	31	—	*	2	—
Income before Income Taxes	161	148	9	13	13
Provision for income taxes	39	37	6	3	3
Net Income	$122	$111	10%	10%	10%

________________________________

*     not meaningful

Revenue

We reported revenue of $471 million and $440 million for the three months ended September 30, 2021 and 2020, respectively, and $1,263 million and $1,151 million for the nine months ended September 30, 2021 and 2020, respectively. Revenue by major customer acquisition channel is as follows:

Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020

	Three Months Ended
	September 30,
(In millions)	2021	2020	Increase (Decrease)
Renewals	$328	$303	$25	8%
Real estate(1)	73	76	(3)	(5)
Direct-to-consumer(1)	59	56	4	7
Other	11	4	6	*
Total revenue	$471	$440	$31	7%

________________________________

* not meaningful

(1)First-year revenue only.

Revenue increased seven percent for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily driven by higher renewal revenue due to improved price realization and growth in the number of renewed home service plans. The decrease in real estate revenue primarily reflects a decline in the number of first-year real estate home service plans driven by the tight existing home sales market, offset, in part, by improved price realization. Additionally, due to the annual nature of our home service plan agreements, real estate revenue for the prior year was adversely impacted by the decline in U.S. existing home sales that occurred in the second quarter of 2020. The increase in direct-to-consumer revenue primarily reflects improved price realization. The increase in other revenue was driven by growth in ProConnect and Streem.

Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020

	Nine Months Ended
	September 30,
(In millions)	2021	2020	Increase (Decrease)
Renewals	$867	$792	$74	9%
Real estate(1)	207	206	1	—
Direct-to-consumer(1)	157	143	16	11
Other	31	10	21	*
Total revenue	$1,263	$1,151	$111	10%

________________________________

* not meaningful

(1)First-year revenue only.

Revenue increased 10 percent for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily driven by higher renewal revenue due to improved price realization and growth in the number of renewed home service plans. The increase in real estate revenue primarily reflects improved price realization, offset, in part, by a decline in the number of first-year real estate home service plans driven by the tight existing home sales market. Additionally, due to the annual nature of our home service plan agreements, real estate revenue for both the first quarter of 2021 and the second and third quarters of 2020 was adversely impacted by the decline in U.S. existing home sales that occurred in the second quarter of 2020. The increase in direct-to-consumer revenue primarily reflects improved price realization and growth in the number of first-year direct-to-consumer home service plans, mostly driven by increased investments in marketing. The increase in other revenue was driven by growth in ProConnect and Streem.

Number of home service plans, growth in number of home service plans and customer retention rate are presented below.

	As of
	September 30,
(In millions)	2021	2020
Number of home service plans	2.23	2.24
Growth in number of home service plans	—%	4%
Customer retention rate	74%	76%

The number of home service plans and customer retention rate as of September 30, 2021 were negatively impacted by a decline in the number of first-year real estate home service plans, which was driven by the tight existing home sales market, as well as the impact on customer experience of industry-wide supply chain challenges.

Cost of Services Rendered

We reported cost of services rendered of $217 million and $225 million for the three months ended September 30, 2021 and 2020, respectively, and $619 million and $572 million for the nine months ended September 30, 2021 and 2020, respectively. The following tables provide a summary of changes in cost of services rendered:

Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020

(In millions)
Three Months Ended September 30, 2020	$225
Impact of change in revenue	7
Contract claims costs	(16)
Other	1
Three Months Ended September 30, 2021	$217

The decrease in contract claims costs reflects lower service request incidence across all trades and process improvement benefits, offset, in part, by increased cost pressures across all trades due to industry-wide availability challenges and inflation. Contract claims costs also reflect a favorable weather impact of approximately $4 million. Appliance parts availability challenges continued to drive additional replacements, contributing to the increased cost pressures.

Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020

(In millions)
Nine Months Ended September 30, 2020	$572
Impact of change in revenue	29
Contract claims costs	16
Other	1
Nine Months Ended September 30, 2021	$619

The increase in contract claims costs reflects increased cost pressures across all trades due to industry-wide availability challenges and inflation, offset, in part, by lower service request incidence across all trades and process improvement benefits. Appliance parts availability challenges continued to drive additional replacements, contributing to the increased cost pressures.

Selling and Administrative Expenses

We reported selling and administrative expenses of $138 million and $129 million for the three months ended September 30, 2021 and 2020, respectively, $392 million and $358 million for the nine months ended September 30, 2021 and 2020, respectively. For the three months ended September 30, 2021 and 2020, selling and administrative expenses comprised sales, marketing and customer service costs of $103 million and $97 million, respectively, and general and administrative expenses of $36 million and $32 million, respectively. For the nine months ended September 30, 2021 and 2020, selling and administrative expenses comprised sales, marketing and customer service costs of $280 million and $261 million, respectively, and general and administrative expenses of $111 million and $97 million, respectively. The following tables provide a summary of changes in selling and administrative expenses:

Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020

(In millions)
Three Months Ended September 30, 2020	$129
Sales and marketing costs	7
Customer service costs	(1)
Stock-based compensation expense	1
General and administrative costs	2
Three Months Ended September 30, 2021	$138

The increase in sales and marketing costs was primarily driven by increased investments to drive sales growth in the home service plan direct-to-consumer channel. General and administrative costs increased compared to prior year primarily due to increased personnel costs and investments in technology.

Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020

(In millions)
Nine Months Ended September 30, 2020	$358
Sales and marketing costs	16
Customer service costs	4
Stock-based compensation expense	6
General and administrative costs	8
Nine Months Ended September 30, 2021	$392

The increase in sales and marketing costs was primarily driven by increased investments to drive sales growth in the home service plan direct-to-consumer channel, ProConnect and Streem. The increase in customer service costs was primarily related to investments in customer retention initiatives. General and administrative costs increased compared to prior year primarily due to increased personnel costs and investments in technology. Prior year general and administrative costs include incremental direct costs related to COVID-19 of $1 million.

Depreciation Expense

Depreciation expense was $6 million and $5 million for the three months ended September 30, 2021 and 2020, respectively, and $18 million and $16 million for the nine months ended September 30, 2021 and 2020, respectively.

Amortization Expense

Amortization expense was $2 million for each of the three months ended September 30, 2021 and 2020 and $8 million and $9 million for the nine months ended September 30, 2021 and 2020, respectively.

Restructuring Charges

Restructuring charges were less than $1 million for each of the three months ended September 30, 2021 and 2020 and $2 million and $4 million for the nine months ended September 30, 2021 and 2020, respectively.

For the three months ended September 30, 2021, restructuring charges primarily comprised severance costs. For the three months ended September 30, 2020 restructuring charges primarily comprised accelerated depreciation of certain technology systems driven by efforts to enhance our technological capabilities.

For the nine months ended September 30, 2021, restructuring charges comprised $1 million of accelerated depreciation of certain technology systems driven by efforts to enhance our technological capabilities and $1 million of severance and other costs. For the nine months ended September 30, 2020, restructuring charges comprised $2 million of lease termination costs and $1 million of severance and other costs related to the decision to consolidate the operations of Landmark with those of OneGuard, which was completed during the first quarter of 2020, as well as $1 million of accelerated depreciation of certain technology systems.

Interest Expense

Interest expense was $7 million and $14 million for the three months ended September 30, 2021 and 2020, respectively, and $32 million and $43 million for the nine months ended September 30, 2021 and 2020, respectively. For the three and nine months ended September 30, 2021, the decrease was due to a decline in interest rates on the unhedged portion of our variable rate debt primarily driven by the June 17, 2021 refinancing of the Prior Credit Agreement, the February 17, 2021 partial repayment of the Prior Term Loan Facility and the June 17, 2021 redemption of the 2026 Notes.

Interest and Net Investment (Income) Loss

Interest and net investment (income) loss reflects income of less than $1 million for each of the three months ended September 30, 2021 and 2020, and income of $1 million for the nine months ended September 30, 2021 compared to a loss of $1 million for the nine months ended September 30, 2020. For the three and nine months ended September 30, 2021 and the three months ended September 30, 2020, amounts primarily comprised interest on our cash and cash equivalents balances. For the nine months ended September 30, 2020, amounts primarily comprised a $3 million loss on investment, offset, in part, by interest on our cash and cash equivalents balances.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $31 million for the nine months ended September 30, 2021. Amounts primarily relate to the June 17, 2021 redemption of the remaining outstanding principal amounts of $534 million of the Prior Term Loan Facility and $350 million of the 2026 Notes and include a “make-whole” redemption premium of $21 million on the 2026 Notes and the write-off of $9 million of debt issuance costs and original issue discount. Additionally, $1 million relates to the February 17, 2021 partial repayment of the Prior Term Loan Facility and includes the write-off of debt issuance costs and original issue discount. There were no such charges for the three months ended September 30, 2021 and the three and nine months ended September 30, 2020.

Provision for Income Taxes

The effective tax rate on income was 24.3 percent and 24.8 percent for the three months ended September 30, 2021 and 2020, respectively, and 24.4 percent and 25.1 percent for the nine months ended September 30, 2021 and 2020, respectively. The decrease in the effective tax rate for the nine months ended September 30, 2021 compared to 2020 is primarily due to excess tax benefits for share-based awards and income tax credits, offset, in part, by an increase in state income taxes.

Net Income

Net income was $76 million and $49 million for the three months ended September 30, 2021 and 2020, respectively, and $122 million and $111 million for the nine months ended September 30, 2021 and 2020, respectively. For the three months ended September 30, 2021 compared to 2020, the increase was driven by the aforementioned operating results, offset, in part, by an increase in the provision for income taxes. For the nine months ended September 30, 2021 compared to 2020, the increase was driven by the aforementioned operating results, offset in part, by a loss on extinguishment of debt and an increase in the provision for income taxes.

Adjusted EBITDA

Adjusted EBITDA was $122 million and $91 million for the three months ended September 30, 2021 and 2020, respectively, and $272 million and $238 million for the nine months ended September 30, 2021 and 2020, respectively. The following tables provide a summary of changes in our Adjusted EBITDA:

Three Months Ended September 30, 2021 Compared to the Three Months September 30, 2020

(In millions)
Three Months Ended September 30, 2020	$91
Impact of change in revenue	24
Contract claims costs	16
Sales and marketing costs	(7)
Customer service costs	1
General and administrative costs	(3)
Other	(1)
Three Months Ended September 30, 2021	$122

The decrease in contract claims costs reflects lower service request incidence across all trades and process improvement benefits, offset, in part, by increased cost pressures across all trades due to industry-wide availability challenges and inflation. Contract claims costs also reflect a favorable weather impact of approximately $4 million. Appliance parts availability challenges continued to drive additional replacements, contributing to the increased cost pressures.

The increase in sales and marketing costs was primarily driven by increased investments to drive sales growth in the home service plan direct-to-consumer channel. General and administrative costs increased compared to prior year primarily due to increased personnel costs and investments in technology.

Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020

(In millions)
Nine Months Ended September 30, 2020	$238
Impact of change in revenue	82
Contract claims costs	(16)
Sales and marketing costs	(16)
Customer service costs	(4)
General and administrative costs	(10)
Other	(3)
Nine Months Ended September 30, 2021	$272

The increase in contract claims costs reflects increased cost pressures across all trades due to industry-wide availability challenges and inflation, offset, in part, by lower service request incidence across all trades and process improvement benefits. Appliance parts availability challenges continued to drive additional replacements, contributing to the increased cost pressures.

The increase in sales and marketing costs was primarily driven by increased investments to drive sales growth in the home service plan direct-to-consumer channel, ProConnect and Streem. The increase in customer service costs was primarily related to investments in customer retention initiatives. General and administrative costs increased compared to prior year primarily due to increased personnel costs and investments in technology. Prior year general and administrative costs include incremental direct costs related to COVID-19 of $1 million.

A reconciliation of Net Income to Adjusted EBITDA is presented below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2021	2020	2021	2020
Net Income	$76	$49	$122	$111
Depreciation and amortization expense	8	7	27	25
Restructuring charges	—	—	2	4
Provision for income taxes	25	16	39	37
Non-cash stock-based compensation expense	5	4	19	13
Interest expense	7	14	32	43
Loss on extinguishment of debt	—	—	31	—
Other non-operating expenses(1)	—	—	—	5
Adjusted EBITDA	$122	$91	$272	$238

________________________________

(1)Other non-operating expenses for the nine months ended September 30, 2020 includes (a) a loss on investment of $3 million, (b) incremental direct costs related to COVID-19 of $1 million, which were temporary in nature and primarily related to incremental health and childcare benefits for our employees and hoteling costs related to our offshore business process outsourcers and (c) acquisition-related transaction costs of $1 million. There were no such charges for the three and nine months ended September 30, 2021 and the three months ended September 30, 2020.

Liquidity and Capital Resources

Liquidity

A substantial portion of our liquidity needs are due to debt service requirements on our indebtedness. The Amended Credit Agreement contains covenants that limit or restrict our ability, including the ability of certain of our subsidiaries, to incur additional indebtedness, repurchase debt, incur liens, sell assets, make certain payments (including dividends) and enter into transactions with affiliates. As of September 30, 2021, we were in compliance with the covenants under the agreements that were in effect on such date. Based on current conditions, we do not believe the COVID-19 pandemic will affect our ongoing ability to meet the covenants in our debt instruments, including our Amended Credit Agreement.

Cash and cash equivalents totaled $309 million and $597 million as of September 30, 2021 and December 31, 2020, respectively. Our cash and cash equivalents include balances associated with regulatory requirements in our business. See “—Limitations on Distributions and Dividends by Subsidiaries.” As of September 30, 2021, and December 31, 2020, the total net assets subject to these third-party restrictions was $178 million and $180 million, respectively. As of September 30, 2021, there were $2 million of letters of credit outstanding and $248 million of available borrowing capacity under the Amended Revolving Credit Facility. The letters of credit are posted in lieu of cash to satisfy regulatory requirements in certain states in which we operate. Available liquidity was $379 million at September 30, 2021, consisting of $131 million of cash not subject to third-party restrictions and $248 million of available borrowing capacity under the Amended Revolving Credit Facility. We currently believe that cash generated from operations, our cash on hand and available borrowing capacity under the Amended Revolving Credit Facility at September 30, 2021 will provide us with sufficient liquidity to meet our obligations for the foreseeable future.

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

On June 17, 2021, we entered into the Amended Credit Agreement, providing for the Term Loan A maturing June 17, 2026, the Term Loan B maturing June 17, 2028 and the Amended Revolving Credit Facility, which terminates June 17, 2026. The net proceeds of the transaction, together with cash on hand, were used to redeem the remaining outstanding principal amounts of $534 million of the Prior Term Loan Facility and $350 million of the 2026 Notes at a price of 106.1%. In addition, the Amended Revolving Credit Facility replaced the Prior Revolving Credit Facility. In connection with the repayments, we recorded a loss on extinguishment of debt of $30 million in the second quarter of 2021, which included a “make-whole” redemption premium of $21 million on the 2026 Notes and the write-off of $9 million of debt issuance costs and original issue discount. See Note 10 to the condensed consolidated financial statements included in Part 1, Item 1 of this report for more information related to our indebtedness.

On September 7, 2021, we announced a three-year repurchase authorization of up to $400 million of outstanding shares of our common stock. We expect to fund the share repurchases from net cash provided from operating activities. As of September 30, 2021, we have purchased 542,227 outstanding shares at an aggregate cost of $25 million under this program, which is included in treasury stock on the condensed consolidated statements of financial position. Purchases under the repurchase program may be made from time to time by the company in the open market at prevailing market prices (including through a Rule 10b5-1 Plan), in privately negotiated transactions, or through any combination of these methods, through September 3, 2024. The actual timing, number, manner and value of any shares repurchased will depend on several factors, including the market price of the company’s stock, general market and economic conditions, the company’s liquidity requirements, applicable legal requirements and other business considerations. The repurchase program does not obligate us to acquire any number of shares in any specific period or at all and may be suspended or discontinued at any time at our discretion.

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

	Nine Months Ended
	September 30,
(In millions)	2021	2020
Net cash provided from (used for):
Operating activities	$142	$154
Investing activities	(23)	(25)
Financing activities	(407)	(6)
Cash (decrease) increase during the period	$(289)	$123

Operating Activities

Net cash provided from operating activities was $142 million and $154 million for the nine months ended September 30, 2021 and 2020, respectively.

Net cash provided from operating activities in 2021 comprised $207 million in earnings adjusted for non-cash charges, offset, in part, by $65 million in cash used for working capital. Cash used for working capital was driven by seasonality and the impacts on deferred revenue of a decline in the number of first-year real estate home service plans and a shift in the mix of annual-pay customers to monthly-pay customers.

Net cash provided from operating activities in 2020 comprised $155 million in earnings adjusted for non-cash charges, offset, in part, by $1 million in cash used for working capital.

Investing Activities

Net cash used for investing activities was $23 million and $25 million for the nine months ended September 30, 2021 and 2020, respectively.

Capital expenditures were $23 million and $26 million for the nine months ended September 30, 2021 and 2020, respectively, and included recurring capital needs and technology projects. We expect capital expenditures for the full year 2021 relating to recurring capital needs and the continuation of investments in information systems and productivity enhancing technology to be approximately $30 million to $35 million. We have no additional material capital commitments at this time.

Cash payments for business acquisitions, net of cash acquired, were $5 million for the nine months ended September 30, 2020. During the second quarter of 2020, we acquired a business to expand our ProConnect on-demand offering for $5 million in cash. There were no acquisitions for the nine months ended September 30, 2021.

Cash flows provided from purchases, sales and maturities of securities, net, for the nine months ended September 30, 2020 were $7 million and were driven by the maturities of marketable securities. There were no cash flows provided from purchases, sales and maturities of securities, net, for the nine months ended September 30, 2021.

Financing Activities

Net cash used for financing activities was $407 million and $6 million for the nine months ended September 30, 2021 and 2020, respectively.

During the nine months ended September 30, 2021, we borrowed $638 million, net of discount, under the Amended Term Loan Facilities, made scheduled principal payments of debt and finance lease obligations of $5 million and redeemed the remaining outstanding principal amounts of $634 million of the Prior Term Loan Facility and $350 million of the 2026 Notes. In connection with the repayments, we paid a “make-whole” redemption premium of $21 million on the 2026 Notes and debt issuance costs of $8 million. In addition, we repurchased $25 million of common stock.

During the nine months ended September 30, 2020, we made scheduled principal payments of debt and finance lease obligations of $5 million.

Contractual Obligations

Our 2020 Form 10-K includes disclosures of our contractual obligations and commitments as of December 31, 2020. We continue to make the contractually required payments, and, therefore, the 2021 obligations and commitments described in our 2020 Form 10-K have been reduced by the required payments.

On June 17, 2021, we entered into the Amended Credit Agreement. The net proceeds of the transaction, together with cash on hand, were used to redeem the remaining outstanding principal amounts of $534 million of the Prior Term Loan Facility and $350 million of the 2026 Notes. As of September 30, 2021, future scheduled long-term debt payments total $636 million, and estimated long-term debt payments for the remainder of 2021 and for each fiscal year from 2022 through 2026 are $4 million, $17 million, $17 million, $17 million, $17 million and $205 million, respectively. Additionally, as of September 30, 2021, future estimated interest payments, which are based on the applicable rates at September 30, 2021 plus the specified margin in the Amended Credit Agreement, total $118 million; estimated interest payments for the remainder of 2021 and for each fiscal year from 2022 through 2026 are $6 million, $24 million, $24 million, $23 million, $19 million and $10 million, respectively; the estimated debt balance as of each fiscal year end from 2021 through 2026 is $632 million, $615 million, $598 million, $581 million, $564 million and $359 million, respectively; and the weighted-average interest rate (including the impact of the effective interest rate swap) on the estimated debt balances at each fiscal year end from 2021 through 2026 is expected to be 3.8 percent, 3.8 percent, 3.9 percent, 4.0 percent, 2.2 percent and 2.3 percent, respectively. See Note 10 to the condensed consolidated financial statements included in Part 1, Item 1 of this report for the terms and maturities of the Amended Credit Facilities.

Financial Position

The following discussion describes changes in our financial position from December 31, 2020 to September 30, 2021:

•Cash and cash equivalents decreased during the nine months ended September 30, 2021, primarily due to payments of debt, net of borrowings, and repurchases of common stock, offset, in part, by cash provided from operating activities.

•The contract asset is due to the recognition of monthly pay customer revenue on an other-than-straight-line basis to match the timing of cost recognition.

•Accounts payable increased during the nine months ended September 30, 2021, reflecting the timing of trade payables due to the seasonality of our business.

•Deferred revenue decreased during the nine months ended September 30, 2021, reflecting a decline in the number of first-year real estate home service plans, a shift in the mix of annual-pay customers to monthly-pay customers and the recognition of previously deferred amounts on an other-than-straight-line basis to match the timing of cost recognition.

•Current portion of long-term debt increased during the nine months ended September 30, 2021, reflecting the refinancing of our debt.

• Long-term debt decreased during the nine months ended September 30, 2021, reflecting payments of debt, net of borrowings.

•Other long-term liabilities decreased during the nine months ended September 30, 2021, primarily due to the change in the valuation of our interest rate swap.

•Total shareholders’ equity was a surplus of $62 million as of September 30, 2021 compared to a deficit of $61 million as of December 31, 2020. The increase was primarily driven by the $122 million of net income generated during the nine months ended September 30, 2021. See the condensed consolidated statements of changes in equity (deficit) included in Part I, Item 1 of this report for further information.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any significant off-balance sheet arrangements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs (in millions)
Jul. 1, 2021 through Jul. 31, 2021	—	$—	—	$—
Aug. 1, 2021 through Aug. 31, 2021	—	—	—	—
Sep. 1, 2021 through Sep. 30, 2021	542,227	46.11	542,227	375
Total	542,227	$46.11	542,227	$375

________________________________

(1)The average price paid per share is calculated on a trade date basis and excludes commission.

(2)On September 7, 2021, we announced a three-year repurchase authorization of up to $400 million of outstanding shares of our common stock over the three-year period from September 3, 2021 through September 3, 2024. As of September 30, 2021, we have purchased 542,227 outstanding shares at an aggregate cost of $25 million under this program. See Liquidity and Capital Resources – Liquidity in Part I, Item 2 of this report for more information.

ITEM 6. EXHIBITS

Exhibit Number	Description
2.1

Separation and Distribution Agreement, dated as of September 28, 2018, by and between Terminix Global Holdings, Inc. (formerly ServiceMaster Global Holdings, Inc.) and Frontdoor, Inc. (incorporated by reference to Exhibit 2.1 to Frontdoor’s Current Report on Form 8-K filed on October 1, 2018).

3.1	Restated Certificate of Incorporation of Frontdoor, Inc. (incorporated by reference to Exhibit 3.1 to Frontdoor’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021).
3.2	Amended and Restated Bylaws of Frontdoor, Inc. (incorporated by reference to Exhibit 3.2 to Frontdoor’s Current Report on Form 8-K filed on July 1, 2021).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a - 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a - 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Extension Presentation Linkbase
104*	Cover page formatted as Inline XBRL and included in Exhibit 101.

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

Date: October 29, 2021

Frontdoor, Inc.
(Registrant)

By:	/s/ Brian K. Turcotte
Brian K. Turcotte
Senior Vice President and Chief Financial Officer (Principal Financial Officer)