Form 10-K
period 2021-12-31
Frontdoor, Inc.
filed 2022-02-25
CIK 1727263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________________________________________

FORM 10-K

________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

As of June 30, 2021, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the closing price, was approximately $4.3 billion.

As of February 18, 2022, there were 82,157,810 shares outstanding of the registrant’s common stock, par value $0.01 per share.

Documents incorporated by reference:

Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2022 annual meeting of stockholders (the “Proxy Statement”) are incorporated by reference into Part III hereof. Such Proxy Statement will be filed within 120 days of the registrant’s fiscal year ended December 31, 2021.

Frontdoor, Inc.

Annual Report on Form 10-K

GLOSSARY OF TERMS AND SELECTED ABBREVIATIONS

In order to aid the reader, we have included certain terms and abbreviations used throughout this Annual Report on Form 10-K below:

Term/Abbreviation	Definition
2026 Notes	6.750% senior notes in the aggregate principal amount of $350 million
AOCI	Accumulated other comprehensive income or loss
ASC	FASB Accounting Standards Codification
ASU	FASB Accounting Standards Update
ASU 2020-04	ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting
Code	Internal Revenue Code of 1986, as amended
Credit Agreement	The agreements governing the Credit Facilities
Credit Facilities	The Term Loan Facilities together with the Revolving Credit Facility
ESPP	Frontdoor, Inc. 2019 Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	U.S. Financial Accounting Standards Board
HVAC	Heating, ventilation and air conditioning
IRS	Internal Revenue Service
LIBOR	London Inter-bank Offered Rate
NASDAQ	Nasdaq Global Select Market
Omnibus Plan	Frontdoor, Inc. 2018 Omnibus Incentive Plan
Parent Company	Frontdoor, Inc.
Prior Credit Agreement	The agreements governing the Prior Credit Facilities
Prior Credit Facilities	The Prior Term Loan Facility together with the Prior Revolving Credit Facility
Prior Revolving Credit Facility	$250 million revolving credit facility in place prior to the effectiveness of the Revolving Credit Facility
Prior Term Loan Facility	$650 million senior secured term loan facility in place prior to the effectiveness of the Term Loan Facilities
ProConnect	Our membership-based home services business, which includes on-demand home services offerings, marketed under the American Home Shield ProConnect brand name and other names
Revolving Credit Facility	$250 million revolving credit facility effective June 17, 2021
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Streem	Streem, LLC, our technology business that uses augmented reality, computer vision and machine learning to provide services
Term Loan A	$260 million term loan A facility effective June 17, 2021
Term Loan B	$380 million term loan B facility effective June 17, 2021
Term Loan Facilities	The Term Loan A together with the Term Loan B
Terminix	Terminix Global Holdings, Inc. (formerly known as ServiceMaster Global Holdings, Inc.), a Delaware corporation, and its consolidated subsidiaries
U.S. or United States	United States of America
U.S. GAAP	Accounting principles generally accepted in the United States of America

In this Annual Report on Form 10-K, unless the context indicates otherwise, references to “Frontdoor,” “we,” “our,’ “us,” and the “company” refer to Frontdoor, Inc. and all of its subsidiaries. Frontdoor is a Delaware corporation with its principal executive offices in Memphis, Tennessee. Effective June 25, 2021, we changed our name from frontdoor, inc. to Frontdoor, Inc.

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

You should read this Annual Report on Form 10-K completely and with the understanding that actual future results may be materially different from expectations. All forward-looking statements made in this report are qualified by these cautionary statements. These forward-looking statements are made only as of the date of this report, and we do not undertake any obligation, other than as may be required by law, to update or revise any forward-looking or cautionary statements to reflect changes in assumptions, the occurrence of events, unanticipated or otherwise, and changes in future operating results over time or otherwise. For a discussion of other important factors that could cause our results to differ materially from those expressed in, or implied by, the forward-looking statements included in this report, you should refer to the risks and uncertainties detailed from time to time in our periodic reports filed with the SEC, including the disclosure included in Item 1A. Risk Factors of this Annual Report on Form 10-K.

SUMMARY OF MATERIAL RISKS

Factors, risks, trends and uncertainties that make an investment in us speculative or risky and that could cause actual results or events to differ materially from those anticipated in our forward-looking statements include the matters described under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report in addition to the following other factors, risks, trends and uncertainties:

•risks related to the COVID-19 pandemic;

•changes in the source and intensity of competition in our market;

•our ability to successfully implement our business strategies;

•our ability to attract, retain and maintain positive relations with third-party contractors and vendors;

•increases in parts, appliance and home system prices, and other operating costs;

•weakening general economic conditions, especially as they may affect existing home sales, unemployment and consumer confidence or spending levels;

•physical effects of climate change, adverse weather conditions and Acts of God, along with the increased focus on sustainability;

•failure of our marketing efforts to be successful or cost-effective;

•our dependence on our real estate customer acquisition channel;

•our ability to attract and retain qualified key employees and labor availability in our customer service operations;

•our dependence on third-party vendors, including business process outsourcers, and third-party component suppliers;

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

•the effects of our significant indebtedness and the limitations contained in the agreements governing such indebtedness;

•increases in interest rates increasing the cost of servicing our indebtedness;

•increased borrowing costs due to lowering or withdrawal of the credit ratings, outlook or watch assigned to us, our debt securities or our Credit Facilities;

•our ability to generate the significant amount of cash needed to fund our operations and service our debt obligations; and

•other factors described in this report and from time to time in documents that we file with the SEC.

PART I

ITEM 1. BUSINESS

Overview

Frontdoor is the leading provider of home service plans in the United States, as measured by revenue, and operates under the American Home Shield, HSA, OneGuard and Landmark brands. Our customizable home service plans help customers protect and maintain their homes, typically their most valuable asset, from costly and unplanned breakdowns of essential home systems and appliances. We maintain close and frequent contact with our customers as we handle over four million service requests annually utilizing our nationwide network of approximately 17,000 pre-qualified professional contractor firms in a wide range of trades and with diverse skills and capabilities. Our value proposition to our professional contractor network is equally compelling as we provide them access to our significant work volume, thus increasing their business activity while enhancing their ability to manage their financial and human capital resources. We realize significant economies of scale as a result of our volume of service requests, and we intend to leverage our enhanced customer- and contractor-centric technology platform, robust independent contractor network, existing customer base, purchasing volume for parts, appliances and home systems, and extensive history and deep understanding of the home services industry to generate sustained growth of our core home service plan business. We also plan to continue to leverage these unique attributes to expand our ProConnect on-demand home services business, which we launched in 2019, and to continuously develop and refine our advanced customer- and contractor-centric Streem technology platform to enhance the experience for our customers, contractors and commercial partners. Our Streem technology platform uses augmented reality, computer vision and machine learning to, among other things, help home service professionals more quickly and accurately diagnose breakdowns and complete repairs and is extensible to many industries to help them better serve their customers virtually.

As of December 31, 2021, we had 2.2 million active home service plans across all 50 states and the District of Columbia. Our home service plan customers usually subscribe to an annual service plan agreement that covers the repair or replacement of major components of more than 20 home systems and appliances, including electrical, plumbing, central HVAC systems, water heaters, refrigerators, dishwashers and ranges/ovens/cooktops, as well as optional coverages for electronics, pools, spas and pumps. Given the potentially high cost of a major appliance or home system breakdown, the cumbersome process of vetting and hiring a qualified repair professional and, typically, the lack of a formal guarantee for services performed, our customers place high value on the budget protection, peace of mind, convenience, repair expertise and service guarantee our home service plans deliver. As homes become increasingly complex and connected, and the needs of our customers continue to expand, we believe our ability to innovate through upgraded product offerings, differentiated service offerings and channel diversification will continue to drive customer growth and retention. The expansion of our home service plan offerings and the utilization of dynamic pricing algorithms, as well as our investments in our Streem platform business and our ProConnect on-demand business, well position us to capture this growth.

Our multi-faceted value proposition resonates with a broad customer demographic, regardless of home price, income level, geographic location or age. We acquire our customers through awareness driven through the real estate channel and directly by advertising and marketing through our direct-to-consumer (“DTC”) channel. As a result of our strong customer value proposition, 69 percent of our revenue in 2021 was recurring, in line with historical averages, driving consistency and predictability in our revenues. In addition, a significant majority of our home service plan customers automatically renew on an annual basis.

As of December 31, 2021, we had approximately 17,000 pre-qualified professional contractor firms in our nationwide network in a wide range of trades and with diverse skills and capabilities. We are highly selective with onboarding new contractor firms into our service network and continuously monitor service quality through a set of rigorous performance measures, relying heavily on direct customer feedback. We classify a subset of our independent contractor network as “preferred,” representing firms that meet our highest quality standards and are often long-tenured providers with us. Approximately 82 percent of service requests were completed by our preferred contractor network in 2021. We believe that increased usage of our preferred contractors leads to higher customer satisfaction and retention rates, as well as lower costs. We intend to leverage our leading contractor base to expand further into home improvement and maintenance services.

For the year ended December 31, 2021, we generated revenue, net income and Adjusted EBITDA of $1,602 million, $128 million and $300 million, respectively. For a reconciliation of Adjusted EBITDA to net income, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations for the Years Ended December 31, 2021 and 2020—Adjusted EBITDA.”

Our Opportunity

Frontdoor operates within the estimated $500 billion revenue U.S. home services industry, of which the U.S. home service plan category currently represents approximately $3 billion. We view increased penetration of the U.S. home service plan category as a long-term growth opportunity. This category is currently characterized by low household penetration with an estimated six million of 127 million U.S. households (owner-occupied homes and rentals), or approximately four percent, covered by a home service plan. In addition, we believe that increasingly complex home systems and appliances, as well as consumer preference for budget protection and convenience, will emphasize the value proposition of pre-qualified professional repair services and, accordingly, the coverage benefits offered by a home service plan.

We also believe that we are well-positioned to capitalize on our leading position in the home service plan category to provide services to consumers in the broader home services industry. As consumer demand shifts toward more convenient, outsourced services, and as demand for homes continues to be fueled by families leaving urban centers in favor of more suburban areas, we believe we have an opportunity as a reliable, scaled service provider with a national, pre-qualified professional service provider network to expand further into on-demand services through our ProConnect offering. We expect ProConnect to leverage the quality, trust and brand awareness of the American Home Shield brand to dramatically scale our on-demand offering, allowing us to maximize existing traffic and improve search result ratings for ProConnect. Many of the unique visitors to our website do not purchase a home service plan, and we believe ProConnect may capture some of those prospective customers who might still need home maintenance and repair services.

Our marketplace-based approach to home service delivery requires us to focus on growing our supply side, and we remain committed to attracting high-quality independent contractors to our network of professional service providers. As we continue to scale our contractor network, we in turn expand our breadth of potential services and enhance our ability to further execute our on-demand service delivery model.

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

Technology-Enabled Platform Drives Efficiency and Quality of Service. We are focused on constantly improving the customer and contractor experience. We continuously develop and refine our advanced customer- and contractor-centric technology platform to enhance the experience for our customers, contractors and commercial partners. Our platform allows customers to purchase and utilize a home service plan, electronically communicate with a representative, pay bills and track the progress of their service requests, all from their smartphone or other device. Our contractors use this platform to interact with us and to more efficiently and effectively serve our customers, and real estate brokers utilize our platform to facilitate the purchase of home service plans by their customers.

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

Multi-Channel Sales and Marketing Approach Supported by Sophisticated Consumer Analytics. Our multi-channel sales and marketing approach is designed to understand our customers’ key decision points during the purchase of home services to generate revenue and build brand value.

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

In the DTC channel, we increasingly utilize sophisticated consumer analytics and testing models that allow us to more effectively segment our prospective customers and deliver tailored marketing campaigns. In addition, we have deployed more sophisticated marketing tools to attract customers, including content marketing, online reputation management and social media channels. The efficacy of our marketing efforts is demonstrated by our ability to cost-effectively generate quality leads and online sales.

Diverse, Recurring and Stable Revenue Streams. We acquire new home service plan customers through two channels, real estate and DTC, and we have sales in all 50 states and the District of Columbia. We believe our ability to acquire customers through the DTC channel helps to mitigate the effect of potential cyclicality in the home resale market and our nationwide presence limits the impact of poor economic conditions or adverse weather conditions in any particular geography. We also benefit from predictable and recurring revenue as our customers typically sign annual contracts and 69 percent of our revenue was generated through existing customer renewals in 2021, in line with historical averages. Additionally, approximately 73 percent of our customers are on a monthly auto-pay program. Auto-pay customers historically have been more likely to renew than non-auto-pay customers. Our business model continues to prove resilient through various business cycles as evidenced by our nine percent annual revenue growth from 2020 to 2021, despite the COVID-19 pandemic’s adverse impact on the economy throughout 2020 and 2021. In comparison, our annual revenue growth during the Global Financial Crisis years of 2008 and 2009 was four percent and two percent, respectively.

Capital-Light Business Model. Our business model generates strong Adjusted EBITDA margins and requires limited capital expenditures. As such, we have a capital-light business model that drives potential for strong cash flow generation. We may, from time to time, make more significant investments in capability-expanding technology, including continued investments in our technology-enabled platform to drive efficiency and quality of service. Net cash provided from operating activities was $185 million for the year ended December 31, 2021 compared to $207 million for the year ended December 31, 2020. Free Cash Flow was $154 million for the year ended December 31, 2021 compared to $175 million for the year ended December 31, 2020. For a reconciliation of Free Cash Flow to net cash provided from operating activities, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Cash Flows.”

Experienced Management Team. We have a management team of highly experienced leaders who possess deep industry insight, are well versed in scaling large consumer discretionary businesses, leveraging technology to innovate and grow businesses, and who have strong track records in a wide variety of industries and economic conditions. Our management team is highly focused on execution and driving growth and profitability, and, as such, our compensation structure is tied to key performance metrics that are designed to incentivize senior management to drive the long-term success of our business. We believe our management team has the vision and experience to position us for continued success and to implement and execute our business strategies over the long term.

Our Business Strategies

We intend to profitably grow our business by:

Increasing Our Home Service Plan Penetration. We intend to further increase our home service plan penetration by making strategic investments to educate consumers on our compelling value proposition, targeting homeowners more effectively, further improving the customer experience and attracting new real estate brokers, contractor firms and business partners. Further, we believe our ProConnect business provides us more opportunities to introduce customers to our overall home service plan value proposition.

Delivering Superior Customer Experience. We will continue to improve the customer experience by deepening our investments in our integrated technology platform, self-service capabilities, business intelligence platforms, customer service operations and contractor management systems. These targeted investments are expected to result in an enhanced customer experience by providing a more convenient service and improving contractor efficiencies and engagement. We believe these initiatives will lead to improved retention rates over time, cost-savings and the opportunity to deliver additional services to satisfied customers.

Growing Our Supply Network of Independent Contractors. We are focused on growing our high-quality network of pre-qualified professional contractor firms in a wide range of trades and with diverse skills and capabilities. Our contractor relations team utilizes a highly selective process to choose new contractor firms and continuously monitors their service quality. We believe growing our contractor base within existing service locations and in new geographies, while maintaining service excellence, will drive further penetration of our home service plans and ProConnect business and differentiate our product offering relative to competitors.

Continuing Digital Innovation. We are continuing to invest in digital innovation to further increase the ease-of-use of our technology platform for our customers, contractors and commercial partners. In recent years, we have developed a robust customer technology platform, which makes it easy for customers to purchase from us, request service and manage their account from the convenience of a smartphone or other device. Our contractor technology platform makes it easier for contractors to work with us and improves communication between contractors and our customers. Our realtor technology platform makes it easier for realtors to work with us and, therefore, recommend our products to their clients. As we continue to make investments in digital innovation, these enhanced digital platforms will be the foundation of both our home service plan business and our ProConnect on-demand business.

In addition, our advanced customer- and contractor-centric Streem technology platform enhances the experience for our customers, contractors and commercial partners. Streem’s interactive digital features enable home service professionals to more efficiently interact with customers and complete repairs and to help our commercial partners work with and provide service to their customers. Streem also provides software development kits that allow our commercial partners to customize the platform’s functionality for their specific needs. We plan to leverage Streem’s capabilities to improve upfront diagnostics of home repairs, which we believe will drive an increase in the number of jobs completed in the first visit. We also believe the use of Streem will reduce the time required to complete the repair or provide a replacement for our customers, limit contractor and other face-to-face interaction in the COVID-19 environment and reduce carbon emissions related to contractor and other home or on-site visits. We further believe Streem has the potential to become a significant new revenue channel for us and is extensible to many industries to help them better serve their customers virtually.

Leveraging Dynamic Pricing. We have implemented dynamic pricing into our renewal and DTC channels, which allows us to leverage our proprietary data platform to adjust our plan prices based on factors such as the strength of our contractor network or characteristics of homes in a market. We are able to use dynamic pricing to update prices for the majority of our renewal and DTC customers. We are using these capabilities to offer more attractive pricing overall, enabling us to expand our potential customer base to those previously priced out of the market due to the industry's historical practice of state-level pricing.

Providing Customers Access to Our High-Quality, Pre-Qualified Network of Contractors for On-Demand Home Services. In 2019, we expanded our business through the launch of ProConnect, our on-demand home services business. As part of its membership, ProConnect offers access to home systems repair and diagnostic services from highly-rated service professionals. ProConnect offers convenient scheduling, upfront pricing on select services and a “ProConnect Low Price Guarantee.” For consumers, ProConnect allows them to easily obtain the help they need from pre-qualified professionals. Consumers simply go online and select the service they need, then choose a two-hour window for the work to be done. Same-day and next-day appointments are also available. ProConnect offers simplicity, transparency and peace of mind to consumers with its upfront pricing, online scheduling, ongoing support, trusted professionals and 30-day guarantee. For contractors, ProConnect provides actual revenue opportunities, not just leads, as well as access to our scheduling services. We believe that our on-demand services offering will strengthen our core home service plan business by highlighting the value proposition of our services and the convenience of our vast pre-qualified service provider network to new customers.

By offering on-demand services, we can provide additional services to our existing home service plan customers and reach new customers, including those not currently interested in home service plans. We intend to continue to leverage our existing sales channels and service platform to deliver additional value-added services to our ProConnect customers. Our product development teams draw upon the experience of our home service plan business to both create innovative customer solutions for the existing product suite and identify service and category adjacencies. For example, we offer existing customers pre-season central HVAC tune-ups, and, in the real estate channel, a lock re-keying service for recent home buyers with a home service plan. We also offer add-on warranties, covering items such as home electronics, which we believe add value to our home service plans and result in improved retention rates. We believe these new service offerings will lead to higher customer engagement, ultimately leading to stronger customer loyalty.

Developing a World-Class Data Platform. We believe we have the opportunity to become the authoritative source of home service information. Since the founding of our core home service plan business in 1971, we have amassed a significant amount of aggregate data on historic maintenance trends, recall and repair history, and parts and labor pricing for most home repairs. We are constantly analyzing and using this aggregated data to make better business decisions and improve visibility on future costs. We also intend to identify additional opportunities to use technology to capture valuable home data, making it easier for customers and contractors to interact and ultimately enable us to anticipate repair needs. We intend for this aggregated data platform to be the definitive source of information for the home that enables both customers and contractors to make informed decisions. We believe these investments could both improve the customer experience and reduce our operating expenses. We also believe this aggregated data platform could provide additional revenue opportunities as real estate companies, manufacturers and other companies recognize the benefit of this aggregated data.

Pursuing Selective Acquisitions. We anticipate that the highly fragmented nature of the home service plan category will continue to create strategic opportunities for acquisitions. Historically, we have used acquisitions to cost-effectively grow our customer base in high-growth geographies, and we intend to continue to do so. We may also explore opportunities to make strategic acquisitions that will expand our service offering in the broader home services industry and enhance our technological capabilities. In 2019, we acquired Streem to support the service experience for our customers, reduce costs and create potential new revenue opportunities across a variety of channels. We expect to use Streem’s services in our core home service plan business and in ProConnect’s on-demand business to deliver a superior service experience and reduce our costs.

Sales and Marketing

We market our services to homeowners on a national and local level through various means, including marketing partnerships, search engine marketing, content marketing, social media, direct mail, television and radio, print advertisements and telemarketing. We partner with various participants in the residential real estate marketplace, such as real estate brokers and insurance carriers, to market and sell our home service plans. In addition, we sell through our customer service team, mobile-optimized e-commerce platform and national sales teams. We utilize the following customer acquisition channels:

Real estate channel. Our plans have historically been used to provide peace of mind to home buyers by protecting them from large, unanticipated out-of-pocket expenses related to the breakdown of major home systems and appliances during the first year after an existing home purchase. We leverage marketing and information service arrangements and a team of field-based sales associates and leaders who focus on defined geographic areas to train and educate real estate brokers and agents within their territory about the benefits of a home service plan by working directly with real estate offices and participating in broker meetings and national sales events. Those brokers and agents then market our home service plans to home buyers and sellers.

In 2021, we estimate approximately 1.2 million homes were sold with a home service plan out of the approximately 6.1 million homes sold. In 2021, customers in our real estate channel renewed at 28 percent after the first contract year. Revenue from this channel was $252 million, $263 million and $263 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Direct-to-consumer channel. We have invested significant resources to develop the DTC channel to broaden our reach beyond home resale transactions. Our value proposition resonates with a wide demographic of homeowners who find security in a plan protecting against expensive and unplanned breakdowns in the home. This strong value proposition is promoted to our potential customers through marketing partnerships, search engine marketing, content marketing, social media, direct mail, television and radio, print advertisements and telemarketing, and sold through our customer service team and mobile-optimized e-commerce platform. We continue to strategically invest to expand the DTC channel given its high customer retention rates and customer lifetime value. Our research indicates a relatively low home service plan penetration rate of four percent of U.S. households. We believe that penetration rates will increase over time as consumers become more aware of, and educated about, the value of home service plans.

In 2021, we estimate approximately four million of the 121 million U.S. households (excluding home resales) had a home service plan. In 2021, customers in our DTC channel renewed at 74 percent after the first contract year. Revenue from this channel was $201 million, $183 million and $167 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Customer renewals. We generated 69 percent of our revenue through existing customer renewals for the year ended December 31, 2021 compared to 69 and 68 percent for the years ended December 31, 2020 and 2019, respectively. Our total blended customer retention rate was 74 percent in 2021. We have made significant investments in our integrated technology platform, self-service capabilities, business intelligence platforms, customer service operations and contractor management systems, which we believe position us to further improve our customer retention rate.

Revenue from renewals was $1,103 million, $1,013 million and $926 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Customers, Contractors, Suppliers and Geographies

Customers. As our customers are predominantly owners of single-family residences, we do not have significant customer concentration. We had 2.2 million customers as of each of the years ended December 31, 2021, 2020 and 2019.

Contractors. We have a network of approximately 17,000 high-quality, pre-qualified professional contractor firms in a wide range of trades and with diverse skills and capabilities that employ an estimated 60,000 technicians. The qualification process for a contractor includes assessing their online presence and customer reviews, gathering public information about the company, reviewing references from customers and other contractors, and confirming they meet our insurance and licensing standards. In addition, contractors must agree to our service requirements, such as timely appointments and follow-ups with all customers, guaranteed workmanship, professionalism and availability. Our contractors are supported by a designated contractor relations representative who guides them through the process of working with us, from on-boarding to the first service call and to continuous monitoring and training. No contractor accounted for more than five percent of our cost of services rendered in 2021. Our contractor surveys indicate that approximately 95 percent of our contractor base plans to maintain or expand their relationship with us over the next two years.

Suppliers. We are dependent on a limited number of suppliers for various key components used in the services and products we offer to customers, and the cost, quality and availability of these components are essential to our services. Direct supplier spend, which excludes purchases made by our contractors, made up approximately 22 percent of our cost of services rendered in 2021, and we have multiple national supplier agreements in place. We have seven national suppliers of parts, appliances and home systems that each account for more than five percent of our supplier spend. We continue to deepen and expand our supplier relationships, improve access to appliances with the highest demand, increase speed of parts acquisition and expand our service provider network.

Geographies. A significant percentage of our revenue is concentrated in the western and southern regions of the United States, including Arizona, California, Florida and Texas.

Technology

We are continuing to invest in digital innovation to further increase the ease-of-use of our technology platform for our customers, contractors and commercial partners.

Customers. We operate a robust customer technology platform, which makes it easy for customers to purchase from us, request service and manage their account from the convenience of a smartphone or other device. Approximately 45 percent of our DTC sales in 2021 were entered online, and more than 50 percent of our total service request volume was entered online or through our interactive voice response system. Our customer MyAccount platform had over one million active users at the end of 2021, allowing customers to pay bills, request service, review account information and electronically communicate with a representative online without having to call our customer service team. Our Streem technology platform enables homeowners to use their smartphone cameras to instantly connect with a service professional who can remotely see the item that needs attention and capture a variety of important details about the item, potentially helping to reduce the time required for completing repairs and even eliminating the need for a technician to visit the home by offering a simple do-it-yourself solution.

Contractors. Our contractor technology platform makes it easier for contractors to work with us and improves communication between contractors and our customers. Our contractor portal had over 10,000 active users at the end of 2021, and our platform sent nearly 2 million “On-My-Way” notifications to customers, letting them know their contractor was en route to their home.

Commercial partners. Our realtor technology platform makes it easier for realtors to work with us and, therefore, recommend our products to their clients. Approximately 71 percent of real estate channel orders were placed online in 2021. Our realtor portal had over 100,000 active users at the end of 2021, allowing realtors to enter, edit, view and print order confirmations and view and manage expiring orders.

Additionally, our Streem technology platform is extensible to many industries to help them better serve their customers virtually, and we currently have licensing agreements with several commercial partners. In addition, Streem provides software development kits that allow our commercial partners to customize the platform’s functionality for their specific needs.

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

Human Capital Management

As of December 31, 2021, we had 2,081 employees, none of whom is represented by a labor union. 2,022 employees were employed in the United States, and 59 employees were employed in foreign countries, primarily in India where they provided technology services for our business. We believe our overall relations with our workforce are good. Our corporate website, www.frontdoorhome.com, includes additional information about human capital management at Frontdoor.

Health and Safety. We maintain a safety culture grounded on the premise of eliminating workplace incidents, risks and hazards, which includes many safety features and training at our offices. In response to the COVID-19 pandemic, we fully transitioned all of our employees to work remotely from their homes, and, as of December 31, 2021, the majority of our workforce continues to work remotely. We require employees who choose in person interactions to provide evidence of COVID-19 vaccination or satisfy other health requirements. Our support for employees’ health and safety has expanded to focus on key aspects related to working from home, including support for mental health. We monitored our success with virtual work in 2021 through employee pulse survey questions.

Inclusion and Diversity. We embrace the diversity of our employees, contractors, customers and other stakeholders. Everyone is valued and appreciated for their distinct contributions to the growth and sustainability of our business. We strive to cultivate a culture and vision that supports and enhances our ability to recruit, develop and retain diverse talent at every level. Our diversity and inclusion efforts are led by our Diversity Council, which is comprised of our CEO and other senior leaders, and our director of diversity and inclusion. The Diversity Council sponsors employee resource groups to support and celebrate the diversity of our employees. We also launched our first two employee resource groups in 2021, in support of Black and Women employees. As of November 30, 2021, our employees have self-identified as 66 percent female, 33 percent male and 41 percent racially/ethnically diverse.

Employee Benefits and Talent Development. In 2021, we again engaged in a review of our employee benefits and vacation programs and updated several programs to improve our healthcare coverage and provide support for healthcare needs of our diverse employees. We have sponsored development programs and launched a new career development platform to support development for our diverse employee population. We regularly monitor employee satisfaction through formal processes and informal surveys and conversations, and we monitor employee turnover.

Employee Engagement. We strive to not only give each employee a job, but also a voice. To make sure we hear our employees’ voices when they speak, we regularly seek employee engagement feedback. In 2021, we transitioned to seek this feedback through regular pulse surveys, moving away from annual engagement surveys. We actively track and monitor the results in search of trends and opportunities. The surveys inform our human resources strategy so that we can adjust and adapt to our employees’ needs as they change and evolve. Leaders receive team-level dashboards; have received training and support to understand how to review, share and discuss their results with their teams; and take meaningful actions together to continuously improve employee experiences.

Seasonality

The demand for our services and our results of operations are affected by weather conditions and seasonality. Such seasonality causes our results of operations to vary considerably from quarter to quarter. Accordingly, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year. Extreme temperatures, typically in the winter and summer months, can lead to an increase in service requests related to home systems, particularly central HVAC systems, resulting in higher claim frequency and costs and lower profitability, while mild temperatures in the winter or summer months can lead to lower home systems claim frequency. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors and Trends Affecting Our Results of Operations—Seasonality” in Part II of this Annual Report on Form 10-K for additional information.

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

Insurance

We maintain insurance coverage that we believe is appropriate for our business, including workers’ compensation, general liability and property insurance. In addition, we provide insurance for our home service plan claims in Texas via our wholly-owned captive insurance company.

Regulatory Compliance

We are subject to various federal, state and local laws and regulations, compliance with which increases our operating costs, limits or restricts the services we provide or the methods by which we may offer, sell and fulfill those services or conduct our business, or subjects us to the possibility of regulatory actions or proceedings. Noncompliance with these laws and regulations can subject us to fines, cease and desist orders, loss of licenses or registrations or various forms of civil or criminal prosecution, any of which could have a material adverse effect on our reputation, business, financial position, results of operations and cash flows.

These federal, state and local laws and regulations include laws relating to consumer protection, unfair and/or deceptive trade practices, home service plans, real estate settlement, wage and hour requirements, state contractor laws, the employment of immigrants, labor relations, licensing, building code requirements, workers’ safety, environmental, privacy and data protection, securities, insurance coverages, sales tax collection and remittance, healthcare, employee benefits, marketing (including, without limitation, telemarketing) and advertising. In addition, we are regulated by the Consumer Financial Protection Bureau and in certain states by the applicable state insurance regulatory authority or other state regulatory bodies, such as the Virginia Department of Agriculture.

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

ITEM 1A. RISK FACTORS

In addition to the other information contained in this Annual Report on Form 10-K and the exhibits hereto, you should carefully consider the following risk factors in evaluating our business. Our business, financial condition or results of operations could be materially adversely affected by any of these risks. The selected risks described below, however, are not the only risks we face. Additional risks and uncertainties, not currently known to us or those we currently view to be immaterial may also materially and adversely affect our business, financial condition or results of operations. The risk factors generally have been separated into five groups: risks related to the COVID-19 pandemic, risks related to our business, risks related to our common stock, risks related to our significant indebtedness and risks related to the Spin-off.

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

Risks Related to the COVID-19 Pandemic

The ongoing COVID-19 pandemic has adversely impacted, and may continue to adversely impact, our business.

The ongoing COVID-19 pandemic continues to adversely impact global commercial activity and has contributed to significant economic and financial disruptions that have adversely impacted, and may continue to adversely impact, our business, financial condition, results of operations, liquidity and prospects materially. The impact of the pandemic has been rapidly evolving around the globe, with several countries and states, at various times, taking drastic measures to limit the spread of the virus by instituting quarantines or lockdowns, imposing travel restrictions and limiting operations of certain non-essential businesses.

In 2021, the global economy, with certain setbacks, began reopening, and wider distribution of vaccines will likely encourage greater economic activity. However, wide disparities in vaccination rates driven by continued vaccine hesitancy, combined with the emergence of COVID-19 variants and surges in COVID-19 cases, could trigger the reinstatement of restrictions, including mandatory business shut-downs, travel restrictions, reduced business operations and social distancing requirements, which could dampen or delay any economic recovery and could materially and adversely affect our results and financial condition. In addition, the COVID-19 pandemic continues to disrupt global supply chains, has caused labor shortages and has added broad inflationary pressures. Accordingly, there remains significant uncertainty about the duration and extent of the impact from the COVID-19 pandemic, including its impact on the U.S. economy and consumer confidence, the extent of which depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, the extent and effectiveness of containment actions, the acceptance and availability of effective vaccines, the scope and timeline of efforts to support the economy in various markets in which we operate, and the impact of these and other factors on our employees, customers, suppliers and commercial partners. In addition, the impact of the COVID-19 pandemic on the economy, our industry and our business, even after the COVID-19 pandemic has ended, cannot be accurately predicted at this time. Such impact on our business, financial position, operating results and cash flows could be material.

During 2021, our results of operations and financial performance were adversely impacted by the COVID-19 pandemic as follows:

•The tight existing home sales market continued to constrain demand for home service plans in the first-year real estate channel. Additionally, due to the annual nature of our home service plan agreements and the corresponding recognition of revenue over this annual period, real estate revenue was adversely impacted by the decline in U.S. existing home sales that occurred in 2020.

•We continued to experience an increase in appliance claims compared to pre-pandemic levels primarily due to increased usage driven by customers spending greater time at home in response to COVID-19. Industry-wide parts availability challenges have caused increased cost pressure and have continued to drive elevated appliance replacement levels due to lack of parts availability, further contributing to the increased costs. In addition, during the second half of the year, we experienced rapid increases in contractor labor and contractor-supplied parts and equipment. These industry-wide challenges also impacted the customer experience, which was reflected in our customer retention rate.

•We incurred incremental customer service wages due to a higher number of service requests in the appliance trade compared to pre-pandemic levels, which was primarily a result of customers spending greater time at home in response to COVID-19. Additionally, due to labor availability challenges, we continued to experience workforce retention issues, including difficulties in hiring and retaining employees in customer service operations and throughout our business, and we believe our contractors are experiencing similar workforce challenges.

Although the economy has improved since the initial outbreak of the pandemic, we are unable to predict the time required for a widespread sustainable economic recovery to take hold. Given the wide disparities in vaccination rates driven by continued vaccine hesitancy, combined with the emergence of COVID-19 variants and surges in COVID-19 cases, we expect that a significant number of people will continue to spend greater time at home, which may result in a continued increase in usage of home systems and appliances and demand for our services and a resulting increase in service-related costs. We also expect that industry-wide supply chain challenges will continue to contribute to increased costs and impact the customer experience, which may affect customer retention. Accordingly, the COVID-19 situation remains very fluid, and we continue to adjust our response in real time. It remains difficult to predict the overall impact the COVID-19 pandemic will have on our business.

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

•requirement to recognize impairment charges;

•failure of our marketing efforts to be successful or cost-effective;

•special risks applicable to operations outside the United States by us or our business process outsource providers;

•the effects of our significant indebtedness and the limitations contained in the agreements governing such indebtedness; and

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

Our ability to conduct our operations is in part impacted by reliance on a network of third-party contractors. Our future success and financial performance depend substantially on our ability to attract and retain qualified third-party contractors and ensure third-party contractor compliance with our policies, standards and performance expectations. However, these third-party contractors are independent parties that we do not control, and who own, operate and oversee the daily operations of their individual businesses. If third-party contractors do not successfully operate their businesses in a manner consistent with required laws, standards and regulations, we could be subject to claims from regulators or legal claims for the actions or omissions of such third-party contractors. In addition, our relationship with our third-party contractors could become strained (including resulting in litigation) as we impose new standards or assert more rigorous enforcement practices of our existing standards and performance expectations. When a contractor relationship is terminated, there is a risk that we may not be able to enter into a similar agreement with an alternate contractor in a timely manner or on favorable terms. We could incur costs to transition to other contractors, and these costs could materially adversely affect our results of operations and cash flows. We could also fail to provide service to our customers if we lose contractors that we cannot replace in a timely manner, which could lead to customer complaints and possible claims and litigation. In addition, our third-party contractors interact directly with our customers, and if our third-party contractors do not provide satisfactory services, our retention rate, reputation and business may be adversely affected. In addition, these potential impacts may be enhanced upon termination of a relationship with a preferred contractor, as approximately 82 percent of our service requests were completed by our preferred contractor network in 2021.

We are also dependent on vendors for parts, appliances and home systems and the ability to rely on the pricing for such goods in the contracts we negotiate with these vendors. Throughout 2020 and 2021, we experienced an elevated level of appliance service requests compared to pre-pandemic levels as customers spent more time at home in light of the COVID-19 pandemic. Additionally, the COVID-19 pandemic’s impact on the global supply chain has led to industry-wide price increases for parts and equipment as well as availability challenges across our trades as demand has outpaced production. If we cannot obtain the parts, appliances or home systems from vendors within our existing stable of vendors to satisfy consumer claims in a timely manner, we may be forced to obtain parts, appliances and home systems from other vendors or through our third-party contractors at higher costs, which could have a material adverse impact on our business, financial position, results of operations and cash flows. In addition, if we cannot obtain appliance parts to satisfy consumer claims in a timely manner, we may be forced to obtain replacement appliances or systems at a higher cost compared to the cost of appliance parts.

Increases in parts, appliance and home system prices and other operating costs could adversely impact our business, financial position, results of operations and cash flows.

Our financial performance may be adversely affected by increases in the level of our operating expenses, such as refrigerants, appliances, equipment, parts, raw materials, wages and salaries, employee benefits, healthcare, contractor costs, self-insurance costs and other insurance premiums, as well as various regulatory compliance costs, all of which may be subject to inflationary and other pressures. For example, in 2020, we experienced a higher mix of appliance replacements versus repairs, which, in turn, increased our contract claims costs. Such increase in operating expenses, including contract claims costs, could have a material adverse impact on our business, financial position, results of operations and cash flows.

Prices for raw materials, such as steel and fuel, are subject to market volatility. We cannot predict the extent to which we may experience future increases in costs of refrigerants, appliances, equipment, parts, raw materials, wages and salaries, employee benefits, healthcare, contractor costs, self-insurance costs and other insurance premiums, or of various regulatory compliance costs and other operating costs. To the extent such costs increase, we may be prevented, in whole or in part, from passing these cost increases through to our existing and prospective customers, which could have a material adverse impact on our business, financial position, results of operations and cash flows.

Weakening general economic conditions, especially as they may affect home sales, unemployment or consumer confidence or spending levels, may adversely impact our business, financial position, results of operations and cash flows.

Our results of operations are dependent upon consumer spending. Changes in general economic conditions and consumer confidence, particularly in our largest markets—Arizona, California, Florida and Texas—could adversely affect the demand for our services. Consumer spending and confidence tend to decline during times of declining economic conditions. A worsening of macroeconomic indicators, including weak home sales, higher home foreclosures, inflation and higher interest rates, declining consumer confidence or rising unemployment rates, could adversely affect consumer spending levels, reduce demand for our services and adversely impact our business, financial position, results of operations and cash flows.

With respect to interest rates, in particular, the Federal Reserve took several steps during 2020 and 2021 to protect the economy from the impact of COVID-19, including reducing interest rates to new historic lows. There can be no assurance as to when and by how much the Federal Reserve will raise interest rates; however, the Federal Reserve has stated that it expects to raise interest rates as early as March 2022. Any future increases in interest rates could adversely affect our business.

Physical impacts of climate change, which may increase the frequency and intensity of adverse weather conditions and natural disasters, seasonality, and the increased focus by investors and other stakeholders on sustainability issues can affect the demand for our services, our ability to operate and our results of operations and cash flows.

The demand for our services, and our results of operations, are affected by weather conditions and seasonality, which may be exacerbated by the potential impacts of climate change, known and unknown. Seasonality causes our results of operations to vary considerably from quarter to quarter. Accordingly, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year. Extreme temperatures, typically in the winter and summer months, can lead to an increase in service requests related to home systems, particularly central HVAC systems, resulting in higher claim frequency and costs and lower profitability, while mild temperatures in the winter or summer months can lead to lower home systems claim frequency. For example, unfavorable weather trends in the first quarter of 2021 as compared to 2020 negatively impacted contract claims costs, while favorable weather trends in the third quarter of 2021 as compared to 2020 favorably impacted contract claims costs. Acts of God, or natural disasters such as typhoons, hurricanes, tornadoes or earthquakes, could also affect our facilities, or those of our major suppliers or business process outsource providers, which could affect our costs, our ability to meet supply requirements, our ability to provide services and our ability to access our data and other records. Extreme or unpredictable weather conditions could materially adversely impact our business, financial position, results of operations and cash flows.

 New climate change-related regulations or interpretations of existing laws may result in enhanced disclosure obligations, which could negatively affect us and materially increase our regulatory burden. Increased regulations generally increase our costs, and we could continue to experience higher costs if new laws require us to spend more time, hire additional personnel or buy new technology to comply effectively. New regulations or guidance relating to climate change, as well as the perspectives of shareholders, employees and other stakeholders regarding these standards, may affect our business activities and increase disclosure requirements, which may increase costs.

 Additionally, actual or perceived issues with our environmental, social, governance and other sustainability (“ESG”) practices could harm our business and reputation. Increasing governmental and societal attention to ESG matters, including expanding mandatory and voluntary reporting, diligence and disclosure on topics such as human capital, climate change, labor and risk oversight, could expand the nature, scope and complexity of matters that we are required to control, assess and report. These factors may alter the environment in which we do business and may increase our ongoing costs of compliance and adversely impact our results of operations and cash flows. If we are unable to adequately address such ESG matters or we or contractors fail to comply with all related laws, regulations and policies, it could negatively impact our reputation and our business results.

Marketing efforts to increase sales through our real estate and direct-to-consumer channels may not be successful or cost-effective.

Attracting customers, professional contractor firms and real estate brokers to our brands and businesses involves considerable expenditures for marketing. We have made, and expect to continue to make, significant expenditures on marketing partnerships, search engine marketing, content marketing, social media, direct mail, television and radio, print advertisements and telemarketing. These efforts may not be successful or cost-effective. Historically, we have had to increase marketing expenditures over time to attract and retain customers and professional contractors and sustain growth.

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

Our strategic relationships with top real estate brokers and agents are important to our business because they provide marketing and information services that are useful to our real estate customer acquisition channel. These brokers and agents are independent parties that we do not control, and we cannot guarantee that our strategic partnership arrangements with them will continue at current levels or at all. An inability to maintain these relationships could have a material adverse effect on our business, financial position, results of operations and cash flows.

Demand for our services is affected by existing home sales, as our services are frequently purchased in connection with real estate transactions. As a result, in periods when home sales are declining, demand for our services may be adversely impacted. In addition, changes in the real estate market could also affect the demand for our services if a reduced amount of home buyers elect not to purchase our services, which could have a material adverse impact on our business, financial position, results of operations and cash flows. Among others, the number of real estate transactions in which our services are purchased could also decrease in the following situations:

• when mortgage interest rates are high or rising;

• when the availability of credit, including commercial and residential mortgage funding, is limited;

• when real estate values are declining; or

• conversely, when demand for existing homes exceeds supply.

We may not be able to attract and retain qualified key employees, which could adversely impact us and our business and inhibit our ability to operate and grow successfully.

The execution of our business strategy and our financial performance will depend in significant part on our executive management team and other key technology and other personnel. Our future success will depend in large part on our success in attracting new talent; utilizing current, experienced senior leadership; and smoothly transitioning responsibilities to and implementing the goals and objectives of our management team. Any inability to attract qualified key executives in a timely manner, retain our leadership team or recruit other personnel could have a material adverse impact on our business, financial position, results of operations and cash flows.

We are dependent on labor availability in our customer service operations.

Our ability to conduct our operations is in part affected by our ability to scale our labor force, including on a seasonal basis in our customer service operations, which may be adversely affected by a number of factors. While we employ both domestic and overseas third-party customer service resources to help fulfill our service and other obligations, the effectiveness of such resources may be adversely affected by the availability of labor in such markets and the continuing viability of contract relations with such third parties. In the event of a labor shortage affecting our own customer service personnel or our third-party service providers, we could experience difficulty in responding to customer inquiries in a timely fashion or delivering our services in a high-quality or timely manner and could be forced to increase wages to attract and retain employees, which would result in higher operating costs and reduced profitability. Long call and service wait times by customers during peak operating times could have a material adverse impact on our reputation, business, financial position, results of operations and cash flows.

Our business process outsourcing initiatives increase our reliance on third-party vendors and may expose our business to harm upon the termination or disruption of our third-party vendor relationships.

Our strategy to increase profitability, in part, by reducing our costs of operations includes the implementation of certain business process outsourcing initiatives, including offshore outsourcing of certain aspects of our customer service operations, some of which are located near regions that have previously been affected by Acts of God, such as earthquakes and typhoons. Any disruption, termination or substandard performance of these outsourced services, including possible breaches by third-party vendors of their agreements with us, could adversely affect our brands, reputation, customer relationships, financial position, results of operations and cash flows. Also, to the extent a third-party vendor relationship is terminated, there is a risk of disputes or litigation and that we may not be able to enter into a similar agreement with an alternate provider in a timely manner or on terms that are acceptable to us or at all. Even if we find an alternate provider, or choose to insource such services, there are significant risks associated with any transitioning activities. In addition, to the extent we decide to terminate outsourcing services and insource such services, there is a risk that we may not have the capabilities to perform these services internally, resulting in a disruption to our business, which could adversely impact our reputation, businesses, financial position, results of operations and cash flows. We could incur costs, including personnel and equipment costs, to insource previously outsourced services like these, and these costs could adversely affect our results of operations and cash flows.

Furthermore, offshore outsourcing of certain aspects of our customer service operations may induce negative public reaction. Offshore outsourcing is a politically sensitive topic in the United States. For example, there are concerns in the United States about a perceived association between outsourcing providers and the loss of jobs in the United States. In response to such concerns, federal legislative measures have been proposed in the past, such as limiting income tax credits for companies that offshore American jobs. In addition, there is ongoing publicity about some negative experiences that companies have had with outsourcing, such as theft and misappropriation of sensitive client data. Such negative perceptions that may be associated with using an offshore provider could adversely impact our reputation, businesses, financial position, results of operations and cash flows.

Laws and government regulations applicable to our business and lawsuits, enforcement actions and other claims by third parties or governmental authorities could increase our legal and regulatory expenses and impact our business, financial position, results of operations and cash flows.

Our business is subject to significant federal, state and local laws and regulations. These laws and regulations include but are not limited to laws relating to consumer protection, unfair and/or deceptive trading practices, home service plans, real estate settlement, wage and hour requirements, state contractor laws, the employment of immigrants, labor relations, licensing, building code requirements, workers’ safety, environmental, privacy and data protection, securities, insurance coverages, sales tax collection and remittance, healthcare reforms, employee benefits, marketing (including, without limitation, telemarketing) and advertising. In addition, we are regulated by the Consumer Financial Protection Bureau and in certain states by the applicable state insurance regulatory authority or other state regulatory bodies, such as the Virginia Department of Agriculture. Failure to comply with such laws and regulations may have a material adverse impact on our business, financial position, results of operations and cash flows.

While we do not consider ourselves to be an insurance company, the IRS or state agencies could deem us to be taxed as such, which could adversely impact the timing of our tax payments. We cannot predict whether our operation as a stand-alone company following the separation and distribution will increase the likelihood that the IRS or any state agency may view us as an insurance company.

We are also subject to various federal, state and local laws and regulations designed to protect consumers, including laws governing consumer privacy and fraud, the collection and use of consumer data, telemarketing and other forms of solicitation. From time to time, we have received and we expect that we may continue to receive inquiries or investigative demands from regulatory bodies, including the Consumer Financial Protection Bureau and state attorneys general and other state agencies. The telemarketing rules adopted by the Federal Communications Commission pursuant to the Federal Telephone Consumer Protection Act and the Federal Telemarketing Sales Rule issued by the Federal Trade Commission govern our telephone sales practices. In addition, some states and local governing bodies have adopted laws and regulations targeted at direct telephone sales, i.e., “do-not-call” regulations. The implementation of these marketing regulations requires us to rely more extensively on other marketing methods and channels and may have a material adverse impact on our business, financial position, results of operations and cash flows.

Various federal, state and local governing bodies may propose additional legislation and regulation that may be detrimental to our business or may substantially increase our operating costs, including: increases in the minimum wage; environmental regulations related to climate change, equipment efficiency standards, certain refrigerant production and use and other environmental matters; healthcare coverage; “do-not-call” or other marketing regulations; or regulations implemented in response to business practices in our industry. It is difficult to predict the future impact of the broad and expanding legislative and regulatory requirements affecting our business, and changes to such requirements may adversely affect our business, financial position, results of operations and cash flows. In addition, if we were to fail to comply with any applicable law or regulation, we could be subject to substantial fines or damages, be involved in lawsuits, enforcement actions and other claims by third parties or governmental authorities, suffer harm to our reputation, suffer the loss of licenses or incur penalties that may affect how our business is operated, any of which, in turn, could have a material adverse impact on our business, financial position, results of operations and cash flows.

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

Any disruption in our technology systems, including capacity limitations, instabilities, or failure to operate as expected, could, depending on the magnitude of the problem, adversely impact our business, financial position, results of operations and cash flows, including by limiting our capacity to monitor, operate and control our operations effectively. Failures of our technology systems could also lead to violations of privacy laws, regulations, trade guidelines or practices related to our customers and associates. If our disaster recovery plans do not work as anticipated, or if the third-party vendors to which we have outsourced certain technology, customer service or other services fail to fulfill their obligations, our operations may be adversely affected, and any of these circumstances could adversely affect our reputation, business, financial position, results of operations and cash flows.

We depend on a limited number of third-party components suppliers. Our reputation, business, financial position, results of operations and cash flows may be harmed if these parties do not perform their obligations, if they suffer interruptions to their own operations, if alternative component sources are unavailable or if there is an increase in the costs of these components.

We are dependent on a limited number of suppliers for various key components used in the services and products we offer to customers, and the cost, quality and availability of these components are essential to our services. In particular, we have seven national suppliers of parts, appliances and home systems that each account for more than five percent of our supplier spend. We are subject to the risk of shortages, increased costs and long lead times in the supply of these components and other materials, and the risk that our suppliers discontinue or modify, or increase the price of, the components used. If the supply of these components were to be delayed or constrained, or if one or more of our main suppliers were to go out of business, alternative sources or suppliers may not be available on acceptable terms or at all. Further, if there were a shortage of supply, the cost of these components may increase and harm our ability to provide our services on a cost-effective basis. In connection with any supply shortages in the future, reliable and cost-effective replacement sources may not be available on short notice or at all, and this may force us to increase prices and face a corresponding decrease in demand for our services. In the event that any of our suppliers were to discontinue production of our key product components, developing alternate sources of supply for these components would be time consuming, difficult and costly. This would harm our ability to market our services in order to meet market demand and could materially and adversely affect our reputation, business, financial position, results of operations and cash flows.

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

Data protection legislation is also becoming increasingly common in the United States at both the federal and state level. For example, the State of California enacted the California Consumer Privacy Act of 2018 (the “CCPA”), which became effective on January 1, 2020. The CCPA requires companies that process information of California residents to make disclosures to consumers about their data collection, use and sharing practices, allows consumers to opt out of certain data sharing with third parties and provides a new cause of action for data breaches. Additionally, effective starting January 1, 2023, the California Privacy Rights Act (the “CPRA”) will revise and significantly expand the scope of the CCPA. The CPRA also creates a new California data protection agency authorized to implement and enforce the CCPA and the CPRA, which could result in increased privacy and information security enforcement. Other U.S. states have considered and/or enacted similar privacy laws, including Virginia and Colorado, which passed new consumer privacy laws in 2021 that take effect in 2023. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination and security of data. The burdens imposed by the CCPA, CPRA and other similar laws that may be enacted at the federal and state level may require us to further modify our data processing practices and policies and to incur substantial expenditures in order to comply.

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

Our business strategy includes the pursuit of strategic transactions, which could involve acquisitions or dispositions of businesses or assets. For example, in 2019, we acquired Streem, and, in 2020, we acquired a business to expand our ProConnect on-demand offering via their intellectual capital and know-how, technology platform capabilities and geographic presence. Any future strategic transaction could involve integration or implementation challenges, business disruption or other risks, or change our business profile significantly. Any inability on our part to consolidate and manage growth from acquired businesses or successfully implement other strategic transactions could have an adverse impact on our reputation, business, financial position, results of operations and cash flows. Any acquisition that we make may not provide us with the benefits that were anticipated when entering into such acquisition. The process of integrating an acquired business may create unforeseen difficulties and expenses, including: the diversion of resources needed to integrate new businesses, technologies, products, personnel or systems; the inability to retain employees, customers and suppliers; the assumption of actual or contingent liabilities; failure to effectively and timely adopt and adhere to internal control processes and other policies; write-offs or impairment charges relating to goodwill and other intangible assets; unanticipated liabilities; distraction of senior management from other strategic priorities; and potential expense associated with litigation with sellers of such businesses. Any future disposition transactions could also impact our business and may subject us to various risks, including failure to obtain appropriate value for the disposed businesses and post-closing claims.

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

We derive substantially all of our revenue from customers in the United States; however, certain aspects of our customer service operations and other services are conducted outside the United States by business process outsource providers in Colombia, Guyana, Mexico, the Philippines and Trinidad and Tobago, and we have established an engineering and technology campus in India. Accordingly, developments in those parts of the world generally have a more significant effect on our operations than developments in other places. Our operations outside the United States are also subject to special risks, including: fluctuations in currency values and foreign-currency exchange rates, which may affect our net income and the book value of our assets outside the United States; exchange control regulations; changes in local political or economic conditions; other potentially detrimental domestic and foreign governmental practice or policies affecting U.S. companies operating abroad; difficulties in staffing and managing international operations; and operational and compliance challenges resulting from distance, language and cultural differences. Acts of God, war, terror acts and epidemic disease, such as COVID-19, may impair our ability to operate or the ability of our business process outsource providers to operate, in particular countries or regions.

Risks Related to Our Common Stock

We do not intend to pay cash dividends on our common stock and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We currently intend to use our future earnings to develop our business and for working capital needs and general corporate purposes, to fund our growth, to repay debt, and to repurchase shares of our common stock. As a result, we did not pay cash dividends in 2021, and we do not expect to pay any cash dividend for the foreseeable future. All decisions regarding the payment of dividends will be made by our board of directors from time to time in accordance with applicable law. There can be no assurance that we will have sufficient surplus under Delaware law to be able to pay any dividends at any time in the future. An insufficient surplus may result from extraordinary cash expenses, actual expenses exceeding contemplated costs, funding of capital expenditures or increases in reserves. If we do not pay dividends, the price of the shares of our common stock must appreciate for you to receive a gain on your investment. This appreciation may not occur. Further, you may have to sell some or all of your shares of our common stock to generate cash flow from your investment.

Provisions in our certificate of incorporation and bylaws and of applicable law may prevent or delay an acquisition of our company, which could decrease the trading price of our common stock.

Our restated certificate of incorporation and amended and restated bylaws, and Delaware law, contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids by encouraging prospective acquirors to negotiate with our board of directors. These provisions include rules regarding how stockholders may present proposals or nominate directors for election at stockholder meetings and the right of our board of directors to issue preferred stock without stockholder approval. Delaware law also imposes some restrictions on mergers and other business combinations between any holder of 15 percent or more of our outstanding common stock and us.

We believe these provisions protect our stockholders from coercive or otherwise unfair takeover tactics by requiring potential acquirors to negotiate with our board of directors and by providing our board of directors with more time to assess any acquisition proposal. These provisions are not intended to make us immune from takeovers. However, these provisions apply even if the offer may be considered beneficial by some stockholders and could delay or prevent an acquisition that our board of directors determines is not in the best interests of our company and our stockholders. These and other provisions of our restated certificate of incorporation, amended and restated bylaws and the Delaware General Corporation Law, as amended (the “DGCL”), could have the effect of delaying, deferring or preventing a proxy contest, tender offer, merger or other change in control.

In addition, because we are regulated by state regulators in certain states, we are subject to certain state statutes that generally require any person or entity desiring to acquire direct or indirect control of certain of our subsidiaries obtain prior approval from the applicable regulator. Control is generally presumed to exist under these state laws with the acquisition of 10 percent or more of our outstanding voting securities of either the subsidiary or its controlling parent. Applicable state laws and regulations could delay or impede a change of control.

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

Our restated certificate of incorporation provides that, unless the board of directors otherwise determines, the state courts of the State of Delaware, or, if no state court located in the State of Delaware has jurisdiction, the federal court for the District of Delaware, will be the sole and exclusive forum for any derivative action or proceeding brought on behalf of our company, any action asserting a claim of breach of a fiduciary duty owed by any director or officer to our company or our stockholders, creditors or other constituents, any action asserting a claim against us or any director or officer arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or restated bylaws, or any action asserting a claim against us or any director or officer governed by the internal affairs doctrine. This exclusive forum provision may limit the ability of our stockholders to bring a claim in a judicial forum that such stockholders find favorable for disputes with us or our directors or officers, which may discourage such lawsuits against us and our directors and officers. Alternatively, if a court outside of the State of Delaware were to find this exclusive forum provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings described above, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial position, results of operations and cash flows.

Risks Related to Our Indebtedness

We have significant indebtedness and may incur additional substantial indebtedness, which could adversely affect our financial health and our ability to obtain financing in the future, react to changes in our business and satisfy our obligations.

As of December 31, 2021, we had approximately $632 million of total consolidated long-term indebtedness, including the current portion of long-term debt, outstanding.

As of December 31, 2021, there were $2 million letters of credit outstanding and $248 million of available borrowing capacity under the Revolving Credit Facility. In addition, we are able to incur additional indebtedness in the future, subject to the limitations contained in the agreements governing our indebtedness. Our significant indebtedness could have important consequences to you. Because of our significant indebtedness:

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

•our ability to refinance indebtedness may be limited, or the associated costs may increase;

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

A significant portion of our outstanding indebtedness, including indebtedness incurred under the Credit Facilities, bears interest at variable rates. As a result, increases in interest rates would increase the cost of servicing our indebtedness and could materially reduce our profitability and cash flows. As of December 31, 2021, each one percentage point change in interest rates would result in an approximately $3 million change in the annual interest expense on the Term Loan Facility after considering the impact of the effective interest rate swap. Assuming all revolving loans were fully drawn as of December 31, 2021, each one percentage point change in interest rates would result in an approximately $3 million change in annual interest expense on the Revolving Credit Facility. The impact of increases in interest rates could be more significant for us than it would be for some other companies because of our significant indebtedness. Our variable rate indebtedness uses the LIBOR as a benchmark for establishing the interest rate.

On March 5, 2021, the United Kingdom's Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that all LIBOR settings will either cease to be provided or no longer be representative (i) immediately after December 31, 2021, in the case of the one-week and two-month US dollar settings, and (ii) immediately after June 30, 2023, in the case of all remaining US dollar settings. Additionally, the Federal Reserve Board, Federal Deposit Insurance Corporation, Office of the Comptroller of Currency, and other interagency regulatory bodies have advised U.S. banks to stop entering into new USD LIBOR based contracts by December 31, 2021. The Federal Reserve, in conjunction with the Alternative Reference Rate Committee (the “ARRC”), a committee convened by the Federal Reserve that includes major market participants, has identified the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities, as its preferred alternative rate for LIBOR. There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate while SOFR is a secured lending rate, and SOFR is an overnight rate while LIBOR reflects term rates at different maturities. Although SOFR is the ARRC’s recommended replacement rate, it is also possible that lenders may instead choose alternative replacement rates that may differ from LIBOR in ways similar to SOFR or in other ways that would result in higher interest costs for us.

In the event that LIBOR is phased out as is currently expected, the Credit Facilities provide that SOFR, together with a customary spread adjustment, will replace LIBOR as the benchmark rate under the Credit Agreement or, if SOFR is not available at the time LIBOR is phased out, the company and the administrative agent may amend the Credit Agreement to replace the LIBOR definition with a successor rate based on prevailing market convention, subject to notifying the lending syndicate of such change and not receiving within five business days of such notification written, good faith objections to such replacement rate from lenders holding at least a majority of the aggregate principal amount of loans and commitments then outstanding under the Credit Agreement. The consequences of these developments cannot be entirely predicted but could include an increase in the interest cost of our variable rate indebtedness.

A lowering or withdrawal of the credit ratings, outlook or watch assigned to our debt securities by rating agencies may increase our future borrowing costs and reduce our access to capital.

Our indebtedness currently has a non-investment grade rating, and any rating, outlook or watch assigned could be lowered or withdrawn entirely by a rating agency if, in that rating agency’s judgment, current or future circumstances relating to the basis of the rating, outlook or watch, such as adverse changes to our business, so warrant. Any future lowering of our credit ratings, outlook or watch likely would make it more difficult or more expensive for us to obtain additional debt financing.

The agreements and instruments governing our indebtedness contain restrictions and limitations that could significantly impact our ability to operate our business.

The Credit Agreement contains covenants that, among other things, restrict our ability to:

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

The restrictions in the Credit Agreement and the instruments governing our other indebtedness may prevent us from taking actions that we believe would be in the best interest of our business and may make it difficult for us to execute our business strategy successfully or effectively compete with companies that are not similarly restricted. We may also incur future debt obligations that might subject us to additional restrictive covenants that could affect our financial and operational flexibility. We may be unable to refinance our indebtedness, at maturity or otherwise, on terms acceptable to us or at all.

Our ability to comply with the covenants and restrictions contained in the Credit Agreement and the instruments governing our other indebtedness may be affected by economic, financial and industry conditions beyond our control including credit or capital market disruptions. The breach of any of these covenants or restrictions could result in a default that would permit the applicable lenders to declare all amounts outstanding thereunder to be due and payable, together with accrued and unpaid interest. If we are unable to repay indebtedness, lenders having secured obligations, such as the lenders under the Credit Facilities, could proceed against the collateral securing the indebtedness. In any such case, we may be unable to borrow under the Credit Facilities and may not be able to repay the amounts due under such facilities or our other outstanding indebtedness. This could have serious consequences for our financial position, results of operations and cash flows and could cause us to become bankrupt or insolvent.

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

There are third-party restrictions on the ability of certain of our subsidiaries to transfer funds to us. These restrictions are related to regulatory requirements. The payments of ordinary and extraordinary dividends by certain of our subsidiaries (through which we conduct our business) are subject to significant regulatory restrictions under the laws and regulations of the states in which they operate. Among other things, such laws and regulations require certain subsidiaries to maintain minimum capital and net worth requirements and may limit the amount of ordinary and extraordinary dividends and other payments that these subsidiaries can pay to us. As of December 31, 2021, the total net assets subject to these third-party restrictions was $175 million. We expect that such limitations will be in effect for the foreseeable future. In Texas, we are relieved of the obligation to post 75 percent of our otherwise required reserves because we operate a captive insurer approved by Texas regulators in order to satisfy such obligations. None of our subsidiaries are obligated to make funds available to us through the payment of dividends. If we cannot receive sufficient distributions from our subsidiaries, we may not be able to meet our obligations to fund general corporate expenses or service our debt obligations.

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

If we cannot make scheduled payments on our indebtedness, we will be in default, the lenders under the Credit Facilities could terminate their commitments to loan money, the secured lenders could foreclose against the assets securing their borrowings, and we could be forced into bankruptcy or liquidation.

Despite our indebtedness levels, we and our subsidiaries may be able to incur substantially more indebtedness. This could further exacerbate the risks associated with our significant indebtedness.

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

Risks Related to the Spin-Off

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters is located in downtown Memphis, Tennessee, in a leased facility. We operate three customer service centers throughout the United States, which are located in Carroll, Iowa; Memphis, Tennessee; and Phoenix, Arizona. The facility in Carroll is owned, and the facilities in Memphis and Phoenix are leased. We also lease office space in Portland, Oregon for our Streem business, in Denver, Colorado and Pune, India for engineering and technology campuses, and in Seattle, Washington for a digital marketing and technology campus. We believe that these facilities are suitable and adequate to support the needs of our business.

ITEM 3. LEGAL PROCEEDINGS

The information required with respect to this Item 3 can be found under Note 9 to the audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the NASDAQ under the symbol ‘‘FTDR.’’ As of February 18, 2022, there were approximately 17 registered holders of our common stock.

Dividends

We did not pay any cash dividends in 2021. We do not intend to declare or pay cash dividends on our common stock for the foreseeable future. We currently intend to use our future earnings to develop our business and for working capital needs and general corporate purposes, to fund our growth, to repay debt and to repurchase shares of our common stock.

Share Repurchase Program

On September 7, 2021, we announced a three-year repurchase authorization of up to $400 million of outstanding shares of our common stock over the three-year period from September 3, 2021 through September 3, 2024. As of December 31, 2021, we have purchased 2,560,844 outstanding shares at an aggregate cost of $103 million under this program, which includes 542,227 shares purchased in September 2021 that are not included in the table below. See Liquidity and Capital Resources—Liquidity in Part II, Item 7 of this report for more information.

Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs (in millions)
Oct. 1, 2021 through Oct. 31, 2021	702,166	42.72	702,166	345
Nov. 1, 2021 through Nov. 30, 2021	741,308	37.77	741,308	317
Dec. 1, 2021 through Dec 31, 2021	575,143	34.77	575,143	297
Total	2,018,617	38.64	2,018,617	297

________________________________

(1)The average price paid per share is calculated on a trade date basis and excludes commission.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the audited consolidated financial statements and related notes thereto included in Item 8 of this Annual Report on Form 10-K. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. The cautionary statements discussed in “Cautionary Statement Concerning Forward-Looking Statements” and elsewhere in this Annual Report on Form 10-K should be read as applying to all forward-looking statements wherever they appear in this Annual Report on Form 10-K. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those factors discussed below and elsewhere in this Annual Report on Form 10-K, particularly in “Cautionary Statement Concerning Forward-Looking Statements” and “Risk Factors” included in Item 1A of this Annual Report on Form 10-K.

For a discussion of our results of operations for the year ended December 31, 2020 compared to the year ended December 31, 2019, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of our 2020 Annual Report on Form 10-K filed with the SEC on February 23, 2021, which specific discussion is incorporated herein by reference.

Overview

Frontdoor is the leading provider of home service plans in the United States, as measured by revenue, and operates under the American Home Shield, HSA, OneGuard and Landmark brands. Our customizable home service plans help customers protect and maintain their homes, typically their most valuable asset, from costly and unplanned breakdowns of essential home systems and appliances. Our home service plan customers usually subscribe to an annual service plan agreement that covers the repair or replacement of major components of more than 20 home systems and appliances, including electrical, plumbing, central HVAC systems, water heaters, refrigerators, dishwashers and ranges/ovens/cooktops, as well as optional coverages for electronics, pools, spas and pumps. Our operations also include our ProConnect on-demand home services business and Streem, a technology platform that uses augmented reality, computer vision and machine learning to, among other things, help home service professionals more quickly and accurately diagnose breakdowns and complete repairs. As of December 31, 2021, we had 2.2 million active home service plans across all 50 states and the District of Columbia.

For the year ended December 31, 2021, we generated revenue, net income and Adjusted EBITDA of $1,602 million, $128 million and $300 million, respectively. For the year ended December 31, 2020, we generated revenue, net income and Adjusted EBITDA of $1,474 million, $112 million and $270 million, respectively.

For the year ended December 31, 2021, our total operating revenue included 69 percent of revenue derived from existing customer renewals, while 16 percent and 13 percent were derived from new home service plan sales made in conjunction with existing home resale transactions and direct-to-consumer sales, respectively, and three percent was derived from other revenue streams. For the year ended December 31, 2020, our total operating revenue included 69 percent of revenue derived from existing customer renewals, while 18 percent and 12 percent were derived from new home service plan sales made in conjunction with existing home resale transactions and direct-to-consumer sales, respectively, and one percent was derived from other revenue streams.

The Spin-off

On October 1, 2018, Terminix completed the Spin-off. Frontdoor was formed as a wholly-owned subsidiary of Terminix on January 2, 2018 for the purpose of holding the Separated Business in connection with the Spin-off. During 2018, Terminix contributed the Separated Business to Frontdoor. The Spin-off was completed by a pro rata distribution to Terminix’s stockholders of approximately 80.2 percent of our common stock. Each holder of Terminix common stock received one share of our common stock for every two shares of Terminix common stock held at the close of business on September 14, 2018, the record date of the distribution. The Spin-off was completed pursuant to a separation and distribution agreement and other agreements with Terminix related to the Spin-off, including a transition services agreement, a tax matters agreement, an employee matters agreement and a stockholder and registration rights agreement. See Note 10 to the audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for information related to these agreements to the extent they are still in effect.

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

Key Factors and Trends Affecting Our Results of Operations

Impact of the COVID-19 Pandemic

The implications of the COVID-19 pandemic on our results of operations and overall financial performance remain uncertain. In response to the COVID-19 pandemic, we have taken a number of steps to protect the well-being of our employees, customers and contractors, and we continue to respond to the real-time needs of our business. Specifically, we have:

Established a Cross-Functional Business Continuity Team. This core team actively monitors national and local developments and emerging issues, deploys coordinated and strategic real-time responses to address the needs of employees, customers and contractors, and ensures ongoing operational efficiency during this time.

Changed How Employees Work. We fully transitioned all of our customer service agents to work remotely from their homes, ensuring uninterrupted customer service. The majority of our remaining workforce, including those at our Memphis corporate headquarters and other locations, are also working remotely.

Increased Customer Communications. Our contractor network was designated by the U.S. Department of Homeland Security as “Essential Critical Infrastructure Workers” during the COVID-19 response and has consistently been deemed “essential” by state and local governments. As of today, we do not foresee significant disruption to our ability to provide services to our customers. Nevertheless, we are managing customer responses on a case-by-case basis, and actions may vary by location. To address virus-related concerns and ensure that we are handling the most critical service requests first, we established a special COVID-19 response team, increased customer communication and implemented safety screening protocols during the service initiation and delivery process.

Accelerated the Deployment of Streem’s Augmented Reality Technology. In order to protect the health and safety of the public, including our customers, contractors and commercial partners, we accelerated the deployment of Streem’s augmented reality remote video technology. Using this innovative solution, we are enabling contractors to engage remotely with customers to reduce the number of required in-person visits and speed the repair process.

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

Managing Supply Chain. We continue to experience global supply chain challenges, which has led to industry-wide price increases for parts and equipment as well as availability challenges across our trades as demand has outpaced production. We continue to see an elevated level of appliance service requests compared to pre-pandemic levels as customers spend more time at home in light of the COVID-19 pandemic. As a result, we have deepened and expanded our supplier relationships, improved access to appliances with the highest demand, increased speed of parts acquisition and expanded our service provider network. We continue to closely monitor the distribution of parts and replacement units and are working with our suppliers to increase availability to us. We believe our multi-vendor strategy will help mitigate these impacts on our business.

Financial Impact to our Business. During 2021, our financial condition and results of operations were adversely impacted by the COVID-19 pandemic as follows:

•The tight existing home sales market continued to constrain demand for home service plans in the first-year real estate channel. Additionally, due to the annual nature of our home service plan agreements and the corresponding recognition of revenue over this annual period, real estate revenue was adversely impacted by the decline in U.S. existing home sales that occurred in 2020.

•We continued to experience an increase in appliance claims compared to pre-pandemic levels primarily due to increased usage driven by customers spending greater time at home in response to COVID-19. Industry-wide parts availability challenges have caused increased cost pressure and have continued to drive elevated appliance replacement levels due to lack of parts availability, further contributing to the increased costs. In addition, during the second half of the year, we experienced rapid increases in contractor labor and contractor-supplied parts and equipment. These industry-wide challenges also impacted the customer experience, which was reflected in our customer retention rate.

•We incurred incremental customer service wages due to a higher number of service requests in the appliance trade compared to pre-pandemic levels, which was primarily a result of customers spending greater time at home in response to COVID-19. Additionally, due to labor availability challenges, we continued to experience workforce retention issues, including difficulties in hiring and retaining employees in customer service operations and throughout our business, and we believe our contractors are experiencing similar workforce challenges.

Although the economy has improved since the initial outbreak of the pandemic, we are unable to predict the time required for a widespread sustainable economic recovery to take hold. Given the wide disparities in vaccination rates driven by continued vaccine hesitancy, combined with the emergence of COVID-19 variants and surges in COVID-19 cases, we expect that a significant number of people will continue to spend greater time at home, which may result in a continued increase in usage of home systems and appliances and demand for our services and a resulting increase in service-related costs. We also expect that industry-wide supply chain challenges will continue to contribute to increased costs and impact the customer experience, which may affect customer retention. Accordingly, the COVID-19 situation remains very fluid, and we continue to adjust our response in real time. It remains difficult to predict the overall impact the COVID-19 pandemic will have on our business.

Macroeconomic Conditions and Inflation

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

Seasonality

Our business is subject to seasonal fluctuations, which drives variations in our revenue, net income and Adjusted EBITDA for interim periods. Seasonal fluctuations are primarily driven by a higher number of central HVAC work orders in the summer months. In 2021, we continued to experience additional variations as the COVID-19 pandemic resulted in an elevated level of service requests in the appliance trade compared to pre-pandemic levels as our customers spent more time at home. In 2021, approximately 21 percent, 29 percent, 29 percent and 21 percent of our revenue, approximately 4 percent, 31 percent, 60 percent and 5 percent of our net income, and approximately 12 percent, 38 percent, 41 percent and 9 percent of our Adjusted EBITDA was recognized in the first, second, third and fourth quarters, respectively.

Effect of Weather Conditions

The demand for our services and our results of operations are affected by weather conditions. Extreme temperatures can lead to an increase in service requests related to home systems, particularly central HVAC systems, resulting in higher claim frequency and costs and lower profitability. Weather conditions that have a potentially favorable impact to our business include mild winters or summers, which can lead to lower home systems claim frequency. For example, unfavorable weather trends in the first quarter of 2021 as compared to 2020 negatively impacted contract claims costs, while favorable weather trends in the third quarter of 2021 as compared to 2020 favorably impact contract claims costs.

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

Acquisition Activity

We anticipate that the highly fragmented nature of the home service plan category will continue to create strategic opportunities for acquisitions. Historically, we have used acquisitions to cost-effectively grow our customer base in high-growth geographies, and we intend to continue to do so. We may also explore opportunities to make strategic acquisitions that will expand our service offering in the broader home services industry. We have also used acquisitions to enhance our technological capabilities and geographic presence. In 2019, we acquired Streem to support the service experience for our customers, reduce costs and create potential new revenue opportunities across a variety of channels. We expect to use Streem’s services in our core home service plan business and in ProConnect’s on-demand business to deliver a superior service experience and reduce our costs.

Non-GAAP Financial Measures

 To supplement our results presented in accordance with U.S. GAAP, we have disclosed non-GAAP financial measures that exclude or adjust certain items. We present within this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section the non-GAAP financial measures of Adjusted EBITDA and Free Cash Flow. See “Results of Operations—Adjusted EBITDA” for a reconciliation of net income to Adjusted EBITDA and “Liquidity and Capital Resources—Free Cash Flow” for a reconciliation of net cash provided from operating activities to Free Cash Flow, as well as “Key Business Metrics” for further discussion of Adjusted EBITDA and Free Cash Flow. Management uses Adjusted EBITDA and Adjusted EBITDA margin to facilitate operating performance comparisons from period to period. We believe these non-GAAP financial measures provide investors, analysts and other interested parties useful information to evaluate our business performance as they facilitate company-to-company operating performance comparisons. Management believes Free Cash Flow is useful as a supplemental measure of our liquidity. Management uses Free Cash Flow to facilitate company-to-company cash flow comparisons, which may vary from company to company for reasons unrelated to operating performance. While we believe these non-GAAP financial measures are useful in evaluating our business, they should be considered as supplemental in nature and are not meant to be considered in isolation or as a substitute for the related financial information prepared in accordance with U.S. GAAP. In addition, these non-GAAP financial measures may not be the same as similarly entitled measures reported by other companies, limiting their usefulness as comparative measures.

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

Operating Expenses. In addition to changes in our revenue, our operating results are affected by, among other things, the level of our operating expenses. Our operating expenses primarily include contract claims costs and expenses associated with sales and marketing, customer service and general corporate overhead. A number of our operating expenses are subject to inflationary pressures, such as: salaries and wages, employee benefits and healthcare; contractor costs; parts, appliances and home systems costs; tariffs; insurance premiums; and various regulatory compliance costs.

Net Income and Earnings Per Share. The presentation of net income and basic and diluted earnings per share provides measures of performance which are useful for investors, analysts and other interested parties in company-to-company operating performance comparisons. Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period, increased to include the number of shares of common stock that would have been outstanding had potentially dilutive shares of common stock been issued. The dilutive effect of stock options, restricted stock units (“RSUs”), performance shares (which are contractual rights to receive a share of our common stock (or the cash equivalent thereof) upon the achievement, in whole or in part, of the applicable performance goals, pursuant to the terms of the Omnibus Plan and the award agreement) and restricted stock awards (“RSAs”) are reflected in diluted earnings per share by applying the treasury stock method.

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

Critical Accounting Policies and Estimates

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based upon our audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to: revenue recognition; home service plan claims accruals; the valuation of property and equipment, goodwill and intangible assets; useful lives for depreciation and amortization expense; accruals for income tax liabilities and deferred tax accounts; stock-based compensation; and litigation. We base our estimates on historical experience and on various other factors and assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

We believe the following accounting policies are most important to the portrayal of our financial condition and results of operations and require our most significant estimates and judgments.

Home Service Plan Claims Accruals

Home service plan claims costs are expensed as incurred. Accruals for home service plan claims are made using internal actuarial projections, which are based on current claims and historical claims experience. Accruals are established based on estimates of the ultimate cost to settle claims. Home service plan claims take approximately three months to settle, on average, and substantially all claims are settled within six months of incurrence. The amount of time required to settle a claim can vary based on a number of factors, including whether a replacement is ultimately required. In addition to our estimates, we engage a third-party actuary to perform an accrual analysis utilizing generally accepted actuarial methods that incorporate cumulative historical claims experience and information provided by us. We regularly review our estimates of claims costs along with the third-party analysis and adjust our estimates when appropriate. We believe the use of actuarial methods to account for these liabilities provides a consistent and effective way to measure these judgmental accruals. However, the use of any estimation technique in this area is inherently sensitive given the magnitude of claims involved. Given the current operating environment, which includes industry-wide parts and equipment availability challenges and inflation, our ability to estimate the cost to settle claims is further challenged. We believe our recorded obligations for these expenses are consistently measured. Nevertheless, changes in claims costs can materially affect the estimates for these liabilities.

Goodwill and Intangible Assets

We assess the impairment of goodwill and indefinite-lived intangible assets annually, or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. Goodwill and indefinite-lived intangible assets are tested for impairment at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the reporting unit does not pass the qualitative assessment, then the reporting unit’s carrying value is compared to its fair value. The fair values of the reporting units are estimated using market and discounted cash flow approaches. The discounted cash flow approach uses expected future operating results. The market approach uses comparable company information to determine revenue and earnings multiples to value our reporting units. Failure to achieve these expected results or market multiples may cause a future impairment of goodwill at the reporting unit. Goodwill and indefinite-lived intangible assets are considered impaired if the carrying value of the reporting unit exceeds its fair value. We conducted our annual impairment tests of goodwill and trade names as of October 1, 2021 and 2020. As of December 31, 2021, we do not believe there are any circumstances, including those related to COVID-19, that would indicate a potential impairment of our goodwill or indefinite-lived intangible assets. We will continue to monitor the macroeconomic impacts on our business in our ongoing evaluation of potential impairments. There were no goodwill or trade name impairment charges recorded during the years ended December 31, 2021 or 2020. See Note 4 to the audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for information related to our goodwill and intangible assets.

Newly Issued Accounting Standards

New accounting rules and disclosure requirements can significantly impact our reported results and the comparability of our financial statements. See Note 2 to the audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further information on newly issued accounting standards.

Results of Operations for the Years Ended December 31, 2021 and 2020

	Year Ended December 31,		Increase (Decrease)	% of Revenue
(In millions)	2021	2020	2021 vs. 2020	2021	2020
Revenue	$1,602	$1,474	9%	100%	100%
Cost of services rendered	818	758	8	51	51
Gross Profit	784	716	10	49	49
Selling and administrative expenses	511	467	9	32	32
Depreciation and amortization expense	35	34	3	2	2
Restructuring charges	3	8	*	—	1
Interest expense	39	57	(31)	2	4
Interest and net investment (income) loss	(1)	1	*	—	—
Loss on extinguishment of debt	31	—	*	2	—
Income before Income Taxes	168	149	13	10	10
Provision for income taxes	39	37	8	2	2
Net Income	$128	$112	14%	8%	8%

________________________________

*    not meaningful

Revenue

We reported revenue of $1,602 million and $1,474 million for the years ended December 31, 2021 and 2020, respectively. Revenue by major customer acquisition channel is as follows:

	Year Ended December 31,		Growth
(In millions)	2021	2020	2021 vs. 2020
Renewals	$1,103	$1,013	$90	9%
Real estate(1)	252	263	(11)	(4)
Direct-to-consumer(1)	201	183	18	10
Other	46	16	31	*
Total revenue	$1,602	$1,474	$128	9%

_________________________________

*    not meaningful

(1)First-year revenue only.

Revenue increased 9 percent for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily driven by higher renewal revenue due to improved price realization and growth in the number of renewed home service plans. The decrease in real estate revenue primarily reflects a decline in the number of first-year real estate home service plans, offset, in part, by improved price realization. The number of real estate home service plans declined due to the historically challenging seller’s market, driven, in part, by record low home inventory levels. The increase in direct-to-consumer revenue primarily reflects improved price realization, a mix shift to higher priced products and growth in the number of first-year direct-to-consumer home service plans, mostly driven by increased investments in marketing. The increase in other revenue was primarily driven by growth in ProConnect and Streem.

Number of home service plans, growth in number of home service plans and customer retention rate are presented below.

	As of December 31,
(In millions)	2021	2020
Number of home service plans	2.21	2.25
(Reduction) growth in number of home service plans	(2)%	4%
Customer retention rate	74%	76%

The number of home service plans and customer retention rate as of December 31, 2021 were negatively impacted by a decline in the number of first-year real estate home service plans, which was driven by the tight existing home sales market, as well as the impact on customer experience of industry-wide supply chain challenges.

Cost of Services Rendered

We reported cost of services rendered of $818 million and $758 million for the years ended December 31, 2021 and 2020, respectively. The following table provides a summary of changes in cost of services rendered:

(In millions)
Year Ended December 31, 2020	$758
Impact of change in revenue	35
Contract claims costs	23
Other	2
Year Ended December 31, 2021	$818

The increase in contract claims costs reflects increased cost pressures across all trades due to industry-wide parts and equipment availability challenges and inflation, offset, in part, by lower service request incidence across all trades and process improvement benefits. Appliance parts availability challenges continued to drive elevated replacement levels, contributing to the increased cost pressures.

Selling and Administrative Expenses

For the years ended December 31, 2021 and 2020, we reported selling and administrative expenses of $511 million and $467 million, respectively, which comprised sales and marketing cost of $245 million and $225 million, respectively, customer service costs of $116 million and $114 million, respectively, and general and administrative expenses of $150 million and $127 million, respectively. The following table provides a summary of changes in selling and administrative expenses:

(In millions)
Year Ended December 31, 2020	$467
Sales and marketing costs	20
Customer service costs	1
Stock-based compensation expense	8
General and administrative costs	14
Year Ended December 31, 2021	$511

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

Depreciation Expense

Depreciation expense was $24 million and $22 million for the years ended December 31, 2021 and 2020, respectively. The increase was due to depreciation associated with capital expenditures in the period.

Amortization Expense

Amortization expense was $11 million and $12 million for the years ended December 31, 2021 and 2020, respectively. The decrease was due to certain intangible assets becoming fully amortized in the period.

Restructuring Charges

We incurred restructuring charges of $3 million and $8 million for the years ended December 31, 2021 and 2020, respectively.

In 2021, restructuring charges comprised $1 million of accelerated depreciation of certain technology systems driven by efforts to enhance our technological capabilities and $1 million of severance and other costs.

In 2020, restructuring charges comprised $3 million of lease termination costs and severance and other costs related to the decision to consolidate certain operations of Landmark with those of OneGuard, $3 million of severance costs related to the reorganization of certain sales and customer service operations and $2 million of accelerated depreciation related to the disposal of certain technology systems. As of December 31, 2020, these activities were substantially complete.

Interest Expense

Interest expense was $39 million and $57 million for the years ended December 31, 2021 and 2020, respectively. The decrease was due to a decline in interest rates on the unhedged portion of our variable rate debt, primarily driven by the June 17, 2021 refinancing of the Prior Credit Agreement, the February 17, 2021 partial repayment of the Prior Term Loan Facility and the June 17, 2021 redemption of the 2026 Notes.

Interest and Net Investment (Income) Loss

Interest and net investment (income) loss reflects income of $1 million for the year ended December 31, 2021 and a loss of $1 million for the years ended December 31, 2020. For the year ended December 31, 2021, amounts primarily comprised interest on our cash and cash equivalents balances. For the year ended December 31, 2020, amounts primarily comprised a $3 million loss on investment, offset, in part, by interest on our cash and cash equivalents balances.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $31 million for the year ended December 31, 2021. Amounts primarily relate to the June 17, 2021 redemption of the remaining outstanding principal amounts of $534 million of the Prior Term Loan Facility and $350 million of the 2026 Notes and include a “make-whole” redemption premium of $21 million on the 2026 Notes and the write-off of $9 million of debt issuance costs and original issue discount. Additionally, $1 million relates to the February 17, 2021 partial repayment of the Prior Term Loan Facility and includes the write-off of debt issuance costs and original issue discount. There were no such charges for the year ended December 31, 2021.

Provision for Income Taxes

The effective tax rate on income was 23.4 percent and 24.5 percent for the years ended December 31, 2021 and 2020, respectively. The decrease in the effective tax rate for the year ended December 31, 2021 compared to December 31, 2020 is primarily due to income tax credits and excess tax benefits for share-based awards, offset, in part, by an increase in state income taxes.

Net Income

Net income was $128 million and $112 million for the years ended December 31, 2021 and 2020, respectively. The increase was driven by the aforementioned operating results, offset, in part, by an increase in the provision for income taxes.

Adjusted EBITDA

Adjusted EBITDA was $300 million and $270 million for the years ended December 31, 2021 and 2020, respectively. The following table provides a summary of changes in our Adjusted EBITDA.

(In millions)
Year Ended December 31, 2020	$270
Impact of change in revenue	93
Contract claims costs	(23)
Sales and marketing costs	(20)
Customer service costs	(1)
General and administrative costs	(15)
Other	(4)
Year Ended December 31, 2021	$300

The increase in contract claims costs reflects increased cost pressures across all trades due to industry-wide parts and equipment availability challenges and inflation, offset, in part, by lower service request incidence across all trades and process improvement benefits. Appliance parts availability challenges continued to drive elevated replacement levels, contributing to the increased cost pressures.

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

The following table reconciles net income, which we consider to be the most directly comparable U. S. GAAP financial measure, to Adjusted EBITDA.

	Year Ended December 31,
(In millions)	2021	2020
Net Income	$128	$112
Depreciation and amortization expense	35	34
Restructuring charges(1)	3	8
Provision for income taxes	39	37
Non-cash stock-based compensation expense(2)	25	17
Interest expense	39	57
Loss on extinguishment of debt	31	—
Other non-operating expenses(3)	—	5
Adjusted EBITDA	$300	$270

_________________________________

(1)We exclude restructuring charges from Adjusted EBITDA because we believe they do not reflect our ongoing operations and because we believe doing so is useful to investors in aiding period-to-period comparability.

(2)We exclude non-cash stock-based compensation expense from Adjusted EBITDA primarily because it is a non-cash expense and because it is not used by management to assess ongoing operational performance. We believe excluding this expense from Adjusted EBITDA is useful to investors in aiding period-to-period comparability.

(3)Represents other non-operating expenses, including, for the year ended December 31, 2020, (a) a loss on investment of $3 million, (b) incremental direct costs related to the COVID-19 pandemic of $1 million, which were temporary in nature and primarily related to incremental health and childcare benefits for our employees and hoteling costs related to our offshore business process outsourcers and (c) acquisition-related transaction costs of $1 million. We have excluded these non-operating expenses from Adjusted EBITDA because we believe they do not reflect our ongoing operations and because we believe doing so is useful to investors in aiding period-to-period comparability.

Liquidity and Capital Resources

Liquidity

A substantial portion of our liquidity needs are due to debt service requirements on our indebtedness. The Credit Agreement contains covenants that limit or restrict our ability, including the ability of certain of our subsidiaries, to incur additional indebtedness, repurchase debt, incur liens, sell assets, make certain payments (including dividends) and enter into transactions with affiliates. As of December 31, 2021, we were in compliance with the covenants under the agreements that were in effect on such date. Based on current conditions, we do not believe the COVID-19 pandemic will affect our ongoing ability to meet the covenants in our debt instruments, including our Credit Agreement.

Cash and cash equivalents totaled $262 million and $597 million as of December 31, 2021 and 2020, respectively. Our cash and cash equivalents include balances associated with regulatory requirements in our business. See “—Limitations on Distributions and Dividends by Subsidiaries.” As of December 31, 2021 and 2020, the total net assets subject to these third-party restrictions was $175 million and $180 million, respectively. As of December 31, 2021, there were $2 million of letters of credit outstanding and $248 million of available borrowing capacity under the Revolving Credit Facility. The letters of credit are posted in lieu of cash to satisfy regulatory requirements in certain states in which we operate. Available liquidity was $336 million as of December 31, 2021, consisting of $88 million of cash not subject to third-party restrictions and $248 million of available borrowing capacity under the Revolving Credit Facility. We currently believe that cash generated from operations, our cash on hand and available borrowing capacity under the Revolving Credit Facility as of December 31, 2021 will provide us with sufficient liquidity to meet our obligations I the short- and long-term.

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

On February 17, 2021, we repaid $100 million of outstanding principal amount of the Prior Term Loan Facility. In connection with the repayment, we recorded a loss on extinguishment of debt of $1 million, which included the write-off of debt issuance costs and original issue discount.

On June 17, 2021, we entered into the Credit Agreement, providing for the Term Loan A maturing June 17, 2026, the Term Loan B maturing June 17, 2028 and the Revolving Credit Facility, which terminates June 17, 2026. The net proceeds of the transaction, together with cash on hand, were used to redeem the remaining outstanding principal amounts of $534 million of the Prior Term Loan Facility and $350 million of the 2026 Notes at a price of 106.1%. In addition, the Revolving Credit Facility replaced the Prior Revolving Credit Facility. In connection with the repayments, we recorded a loss on extinguishment of debt of $30 million in the second quarter of 2021, which included a “make-whole” redemption premium of $21 million on the 2026 Notes and the write-off of $9 million of debt issuance costs and original issue discount. See Note 13 to the consolidated financial statements included in Item 8 of this report for more information related to our indebtedness.

On September 7, 2021, we announced a three-year repurchase authorization of up to $400 million of outstanding shares of our common stock. We expect to fund the share repurchases from net cash provided from operating activities. As of December 31, 2021, we have purchased 2,560,844 outstanding shares at an aggregate cost of $103 million under this program, which is included in treasury stock on the consolidated statements of financial position. Purchases under the repurchase program may be made from time to time by the company in the open market at prevailing market prices (including through a Rule 10b5-1 Plan), in privately negotiated transactions, or through any combination of these methods, through September 3, 2024. The actual timing, number, manner and value of any shares repurchased will depend on several factors, including the market price of the company’s stock, general market and economic conditions, the company’s liquidity requirements, applicable legal requirements and other business considerations. The repurchase program does not obligate us to acquire any number of shares in any specific period or at all and may be suspended or discontinued at any time at our discretion.

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

Cash Flows

Cash flows from operating, investing and financing activities for the years ended December 31, 2021 and 2020, as reflected in the audited consolidated statements of cash flows included in Item 8 of this Annual Report on Form 10-K, are summarized in the following table.

	Year Ended
	December 31,
(In millions)	2021	2020
Net cash provided from (used for):
Operating activities	$185	$207
Investing activities	(31)	(31)
Financing activities	(489)	(7)
Cash increase during the period	$(335)	$170

Operating Activities

Net cash provided from operating activities was $185 million for the year ended December 31, 2021, compared to $207 million for the year ended December 31, 2020.

Net cash provided from operating activities in 2021 comprised $223 million in earnings adjusted for non-cash charges, offset, in part, by $38 million in cash used for working capital. Cash used for working capital was primarily driven by the impacts on deferred revenue of a decline in the number of first-year real-estate home service plans and a shift in the mix of annual-pay customers to monthly-pay customers.

Net cash provided from operating activities in 2020 comprised $170 million in earnings adjusted for non-cash charges and $37 million in cash provided from working capital. Cash provided from working capital was primarily driven by an increase in amounts payable to contractors and suppliers, due, in part, to the timing of claims payments as a result of industry-wide availability challenges in the appliance trade, and the timing of trade payables.

Investing Activities

Net cash used for investing activities was $31 million for each of the years ended December 31, 2021 and 2020.

Capital expenditures were $31 million in 2021 and $32 million in 2020 and included recurring capital needs and technology projects. We expect capital expenditures for the full year 2022 relating to recurring capital needs and the continuation of investments in information systems and productivity enhancing technology to be approximately $40 million to $50 million. We have no additional material capital commitments at this time.

Cash payments for business acquisitions, net of cash acquired, were $5 million in 2020. During the second quarter of 2020, we acquired a business to expand our ProConnect on-demand offering for $5 million in cash. There were no acquisitions in 2021.

Cash flows provided from purchases, sales and maturities of securities, net, in 2020 were $7 million and were driven by the maturities of marketable securities. There were no cash flows provided from purchases, sales and maturities of securities in 2021.

Financing Activities

Net cash used for financing activities was $489 million and $7 million for the year ended December 31, 2021 and 2020, respectively.

During the year ended December 31, 2021, we borrowed $638 million, net of discount, under the Term Loan Facilities, made scheduled principal payments of debt and finance lease obligations of $10 million and redeemed the remaining outstanding principal amounts of $634 million of the Prior Term Loan Facility and $350 million of the 2026 Notes. In connection with the repayments, we paid a “make-whole” redemption premium of $21 million on the 2026 Notes and debt issuance costs of $8 million. In addition, we repurchased $103 million of common stock.

During the year ended December 31, 2020, we made scheduled principal payments of debt and finance lease obligations of $7 million.

Free Cash Flow

The following table reconciles net cash provided from operating activities, which we consider to be the most directly comparable U.S. GAAP measure, to Free Cash Flow using data derived from our audited consolidated financial statements.

	Year Ended December 31,
(In millions)	2021	2020
Net cash provided from operating activities	$185	$207
Property additions	(31)	(32)
Free Cash Flow	$154	$175

Contractual Obligations

The following table presents our contractual obligations and commitments as of December 31, 2021.

		Less than			More than
(In millions)	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
Principal repayments*	$632	$17	$34	$222	$359
Estimated interest payments(1)	112	24	47	29	12
Non-cancelable operating leases	29	5	8	5	12
Purchase obligations	18	11	6	1	—
Home service plan claims*	88	88	—	—	—
Total amount	$879	$145	$94	$257	$383

_________________________________

*     These items are reported in the audited consolidated statements of financial position included in Item 8 of this Annual Report on Form 10-K.

(1)These amounts represent future interest payments related to existing debt obligations based on interest rates and principal maturities specified in the associated debt agreements. As of December 31, 2021, payments related to the Term Loan Facility are based on applicable rates as of December 31, 2021 plus the specified margin in the Credit Agreement for each period presented. As of December 31, 2021, the estimated debt balance (including finance leases) as of each fiscal year end from 2022 through 2026 is $615 million, $598 million, $581 million, $564 million and $359 million, respectively, and the weighted-average interest rate on the estimated debt balances as of each fiscal year end from 2022 through 2026 is 3.9 percent, 3.9 percent, 4.0 percent, 2.2 percent and 2.4 percent, respectively. See Note 13 to the audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for the terms and maturities of existing debt obligations.

Financial Position

The following discussion describes changes in our financial position from December 31, 2020 to December 31, 2021.

•Cash and cash equivalents decreased during 2021, primarily due to payments of debt, net of borrowings, and repurchases of common stock, offset, in part, by cash provided from operating activities.

•Accounts payable increased during 2021, reflecting the timing of trade payables.

•Deferred revenue decreased during 2021, reflecting a decline in the number of first-year real estate home service plans and a shift in the mix of annual-pay customers to monthly-pay customers.

•Current portion of long-term debt increased during 2021, reflecting the refinancing of our debt.

•Long-term debt decreased during 2021, reflecting payments of debt, net of borrowings.

•Other long-term liabilities decreased during 2021, primarily due to the change in the valuation of our interest rate swap.

•Total shareholders’ equity was a surplus of $2 million as of December 31, 2021 compared to a deficit of $61 million as of December 31, 2020. The increase was primarily driven by the $128 million of net income generated in 2021, offset, in part, by repurchases of common stock. See the audited consolidated statements of changes in equity (deficit) included in Item 8 of this Annual Report on Form 10-K for further information.

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

On October 24, 2018, we entered into an interest rate swap agreement effective October 31, 2018 that expires on August 16, 2025. The notional amount of the agreement was $350 million. Under the terms of the agreement, we will pay a fixed rate of interest of 3.0865 percent on the $350 million notional amount, and we will receive a floating rate of interest (based on one-month LIBOR, subject to a floor of zero percent) on the notional amount. Therefore, during the term of the agreement, the effective interest rate on $350 million of the Term Loan Facility is fixed at a rate of 3.0865 percent, plus the incremental borrowing margin of 2.25 percent.

We believe our exposure to interest rate fluctuations could be material to our overall results of operations. A significant portion of our outstanding debt, including indebtedness under the Credit Facilities, bears interest at variable rates. As a result, increases in interest rates would increase the cost of servicing our indebtedness and could materially reduce our profitability and cash flows. As of December 31, 2021, each one percentage point change in interest rates would result in an approximate $3 million change in the annual interest expense on our Term Loan Facility after considering the impact of the interest rate swap. Assuming all revolving loans were fully drawn as of December 31, 2021, each one percentage point change in interest rates would result in an approximate $3 million change in annual interest expense on our Revolving Credit Facility. The impact of increases in interest rates could be more significant for us than it would be for some other companies because of our significant indebtedness.

The following table summarizes information about our debt as of December 31, 2021 (after considering the impact of the effective interest rate swap), including the principal cash payments and related weighted-average interest rates by expected maturity dates based on applicable rates as of December 31, 2021.

								Fair
(In millions)	2022	2023	2024	2025	2026	Thereafter	Total	Value
Debt:
Variable rate	$17	$17	$17	$17	$205	$9	$282	$280
Average interest rate	2.0%	2.0%	2.0%	2.0%	1.9%	2.4%	1.9%
Fixed rate						$350	$350	$350
Average interest rate						5.3%	5.3%

During the year ended December 31, 2021, the average rate paid and average rate received on the interest rate swap, before the application of the applicable borrowing margin, were 3.1 percent and 0.1 percent, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Frontdoor, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial position of Frontdoor, Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive income, statements of changes in total equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Accrual for Home Service Plan Claims – Refer to Notes 2 and 9 of the financial statements

Critical Audit Matter Description

The Company maintains an accrual for the cost to complete home service plan claims when the total amount of the claims is not yet known. The estimate is determined using an internal analysis based on current claims and historical claims experience, and an analysis performed by a third-party actuary using generally accepted actuarial methods that incorporate cumulative claims experience and information provided by the Company. The Company regularly reviews its estimates of claims costs and adjusts the estimates, as needed.

We identified the accrual for home service plan claims as a critical audit matter because estimating the cost to complete home service claims involves significant estimation by management due to the subjectivity involved in determining loss development factors for outstanding claims, including the impact of underlying business changes and market trends on the ultimate costs. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our actuarial specialists, when performing audit procedures to evaluate the reasonableness of the accrual for home service plan claims as of December 31, 2021.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the home service plan claims accrual included the following, among others:

•We tested the operating effectiveness of controls over the home service plan claims accrual, including those over the Company’s internal analysis to project the ultimate costs associated with settling each claim as well as oversight of the actuary and related assumptions. Additionally, we tested the operating effectiveness over the controls covering the completeness and accuracy of the claims data underlying the accrual process.

•We compared management’s prior periods assumptions of expected development to actual development during the current year and subsequent period to identify potential bias in the determination of the home service plan claims accrual.

•With the assistance of our actuarial specialists:

▪We evaluated the methods and assumptions used by management to estimate the home service plan claims accrual.

▪We developed independent estimates of the home service plan claims accrual and compared our estimate to management’s estimate.

•We tested the underlying data that served as the basis for the Company’s internal analysis and their actuary’s analysis, including historical claims, to ensure that the inputs to the estimates were complete and accurate.

/s/ Deloitte & Touche LLP

Memphis, Tennessee
February 24, 2022

We have served as the Company's auditor since 2017.

Consolidated Statements of Operations and Comprehensive Income

(In millions, except per share data)

	Year Ended
	December 31,
	2021	2020	2019
Revenue	$1,602	$1,474	$1,365
Cost of services rendered	818	758	687
Gross Profit	784	716	678
Selling and administrative expenses	511	467	392
Depreciation and amortization expense	35	34	24
Restructuring charges	3	8	1
Spin-off charges	—	—	1
Interest expense	39	57	62
Interest and net investment (income) loss	(1)	1	(6)
Loss on extinguishment of debt	31	—	—
Income before Income Taxes	168	149	204
Provision for income taxes	39	37	51
Net Income	$128	$112	$153
Other Comprehensive Income (Loss), Net of Income Taxes:
Net unrealized gain (loss) on derivative instruments	15	(12)	(12)
Total Comprehensive Income	$143	$100	$141
Earnings per Share:
Basic	$1.51	$1.32	$1.81
Diluted	$1.50	$1.31	$1.80
Weighted-average Common Shares Outstanding:
Basic	85.1	85.2	84.7
Diluted	85.5	85.5	84.9

See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Financial Position

(In millions, except share data)

	As of
	December 31,
	2021	2020
Assets:
Current Assets:
Cash and cash equivalents	$262	$597
Receivables, less allowance of $4 and $2, respectively	7	5
Prepaid expenses and other assets	25	24
Total Current Assets	295	626
Other Assets:
Property and equipment, net	66	60
Goodwill	512	512
Intangible assets, net	159	170
Operating lease right-of-use assets	17	15
Deferred customer acquisition costs	16	19
Other assets	5	3
Total Assets	$1,069	$1,405
Liabilities and Shareholders' Equity:
Current Liabilities:
Accounts payable	$66	$55
Accrued liabilities:
Payroll and related expenses	24	23
Home service plan claims	88	90
Interest payable	—	9
Other	28	32
Deferred revenue	155	187
Current portion of long-term debt	17	7
Total Current Liabilities	378	403
Long-Term Debt	608	968
Other Long-Term Liabilities:
Deferred taxes	41	38
Operating lease liabilities	19	18
Other long-term obligations	21	40
Total Other Long-Term Liabilities	81	96
Commitments and Contingencies (Note 10)
Shareholders' Equity:
Common stock, $0.01 par value; 2,000,000,000 shares authorized; 85,798,765 shares issued and 83,232,481 shares outstanding as of December 31, 2021 and 85,477,779 shares issued and outstanding as of December 31, 2020	1	1
Additional paid-in capital	70	46
Retained earnings (accumulated deficit)	53	(75)
Accumulated other comprehensive loss	(18)	(33)
Less common stock held in treasury, at cost; 2,566,284 shares as of December 31, 2021	(103)	—
Total Equity (Deficit)	2	(61)
Total Liabilities and Shareholders' Equity	$1,069	$1,405

See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Changes in (Deficit) Equity

(In millions)

				(Accumulated	Accumulated
			Additional	Deficit)	Other
		Common	Paid-in	Retained	Comprehensive	Treasury	(Deficit)
	Shares	Stock	Capital	Earnings	Loss	Stock	Equity
Balance December 31, 2018	85	$1	$1	$(336)	$(9)	$—	$(344)
Net income	—	—	—	153	—	—	153
Change in equity related to the Spin-off	—	—	—	(4)	—	—	(4)
Stock-based employee compensation	—	—	9	—	—	—	9
Issuance of shares to acquire Streem	—	—	19	—	—	—	19
Taxes paid related to net share settlement of equity awards	—	—	(1)	—	—	—	(1)
Other comprehensive loss, net of tax	—	—	—	—	(12)	—	(12)
Balance December 31, 2019	85	$1	$29	$(188)	$(21)	$—	$(179)
Net income	—	—	—	112	—	—	112
Stock-based employee compensation	—	—	17	—	—	—	17
Taxes paid related to net share settlement of equity awards	—	—	(2)	—	—	—	(2)
Issuance of common stock upon ESPP purchase	—	—	1	—	—	—	1
Other comprehensive loss, net of tax	—	—	—	—	(12)	—	(12)
Balance December 31, 2020	85	$1	$46	$(75)	$(33)	$—	$(61)
Net income	—	—	—	128	—	—	128
Stock-based employee compensation	—	—	25	—	—	—	25
Exercise of stock options	—	—	2	—	—	—	2
Taxes paid related to net share settlement of equity awards	—	—	(5)	—	—	—	(5)
Issuance of common stock upon ESPP purchase	—	—	2	—	—	—	2
Share repurchase program	(3)	—	—	—	—	(103)	(103)
Other comprehensive income, net of tax	—	—	—	—	15	—	15
Balance December 31, 2021	83	$1	$70	$53	$(18)	$(103)	$2

See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows

(In millions)

	Year Ended
	December 31,
	2021	2020	2019
Cash and Cash Equivalents at Beginning of Period	$597	$428	$296
Cash Flows from Operating Activities:
Net Income	128	112	153
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization expense	35	34	24
Deferred income tax benefit	(2)	—	(1)
Stock-based compensation expense	25	17	9
Restructuring charges	3	8	1
Payments for restructuring charges	(2)	(6)	(1)
Spin-off charges	—	—	1
Payments for spin-off charges	—	—	(1)
Loss on extinguishment of debt	31	—	—
Other	5	4	4
Change in working capital, net of acquisitions:
Receivables	(2)	6	1
Prepaid expenses and other current assets	—	(2)	2
Accounts payable	10	7	7
Deferred revenue	(32)	—	3
Accrued liabilities	(6)	27	(1)
Accrued interest payable	(9)	—	—
Current income taxes	1	—	(1)
Net Cash Provided from Operating Activities	185	207	200
Cash Flows from Investing Activities
Purchases of property and equipment	(31)	(32)	(22)
Business acquisitions, net of cash received	—	(5)	(38)
Purchases of available-for-sale securities	—	(2)	(7)
Sales and maturities of available-for-sale securities	—	9	9
Other investing activities	—	—	(4)
Net Cash Used for Investing Activities	(31)	(31)	(61)
Cash Flows from Financing Activities
Borrowings of debt, net of discount	638	—	—
Payments of debt and finance lease obligations	(994)	(7)	(7)
Debt issuance cost paid	(8)	—	—
Call premium paid on retired debt	(21)	—	—
Repurchase of common stock	(103)	—	—
Other financing activities	(1)	—	—
Net Cash Used for Financing Activities	(489)	(7)	(7)
Cash (Decrease) Increase During the Period	(335)	170	132
Cash and Cash Equivalents at End of Period	$262	$597	$428

See accompanying Notes to the Consolidated Financial Statements.

Frontdoor, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

Frontdoor is the leading provider of home service plans in the United States, as measured by revenue, and operates under the American Home Shield, HSA, OneGuard and Landmark brands. Our customizable home service plans help customers protect and maintain their homes, typically their most valuable asset, from costly and unplanned breakdowns of essential home systems and appliances. Our home service plan customers usually subscribe to an annual service plan agreement that covers the repair or replacement of major components of more than 20 home systems and appliances, including electrical, plumbing, central HVAC systems, water heaters, refrigerators, dishwashers and ranges/ovens/cooktops, as well as optional coverages for electronics, pools, spas and pumps. Our operations also include our ProConnect on-demand home services business and Streem, a technology platform that uses augmented reality, computer vision and machine learning to, among other things, help home service professionals more quickly and accurately diagnose breakdowns and complete repairs. As of December 31, 2021, we had 2.2 million active home service plans across all 50 states and the District of Columbia.

On October 1, 2018, Terminix completed the Spin-off. Frontdoor was formed as a wholly-owned subsidiary of Terminix on January 2, 2018 for the purpose of holding the Separated Business in connection with the Spin-off. During 2018, Terminix contributed the Separated Business to Frontdoor. The Spin-off was completed by a pro rata distribution to Terminix’s stockholders of approximately 80.2 percent of our common stock. Each holder of Terminix common stock received one share of our common stock for every two shares of Terminix common stock held at the close of business on September 14, 2018, the record date of the distribution. The Spin-off was completed pursuant to a separation and distribution agreement and other agreements with Terminix related to the Spin-off, including a transition services agreement, a tax matters agreement, an employee matters agreement and a stockholder and registration rights agreement. See Note 10 to the accompanying consolidated financial statements for information related to these agreements to the extent they are still in effect.

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

Impact of the COVID-19 Pandemic

The broader implications of the ongoing COVID-19 pandemic on our results of operations and overall financial performance remain uncertain. In response to the COVID-19 pandemic, we have taken a number of steps to protect the well-being of our employees, customers and contractors, and we continue to respond to the real-time needs of our business. The COVID-19 situation remains very fluid, and we continue to adjust our response in real time.

During 2021, our financial condition and results of operations were adversely impacted by the COVID-19 pandemic as follows:

•The tight existing home sales market continued to constrain demand for home service plans in the first-year real estate channel. Additionally, due to the annual nature of our home service plan agreements and the corresponding recognition of revenue over this annual period, real estate revenue was adversely impacted by the decline in U.S. existing home sales that occurred in 2020.

•We continued to experience an increase in appliance claims compared to pre-pandemic levels primarily due to increased usage driven by customers spending greater time at home in response to COVID-19. Industry-wide parts availability challenges have caused increased cost pressure and have continued to drive elevated appliance replacement levels due to lack of parts availability, further contributing to the increased costs. In addition, during the second half of the year, we experienced rapid increases in contractor labor and contractor-supplied parts and equipment. These industry-wide challenges also impacted the customer experience, which was reflected in our customer retention rate.

•We incurred incremental customer service wages due to a higher number of service requests in the appliance trade compared to pre-pandemic levels, which was primarily a result of customers spending greater time at home in response to COVID-19. Additionally, due to labor availability challenges, we continued to experience workforce retention issues, including difficulties in hiring and retaining employees in customer service operations and throughout our business, and we believe our contractors are experiencing similar workforce challenges.

Note 2. Significant Accounting Policies

Use of Estimates

The preparation of the consolidated financial statements requires management to make certain estimates and assumptions required under U.S. GAAP that may differ from actual results. The more significant areas requiring the use of management estimates relate to: revenue recognition; home service plan claims accruals; the valuation of property and equipment, goodwill and intangible assets; useful lives for depreciation and amortization expense; accruals for income tax liabilities and deferred tax accounts; stock-based compensation; and litigation.

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

Revenues are presented net of sales taxes collected and remitted to government taxing authorities in the accompanying consolidated statements of operations and comprehensive income.

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

Property and Equipment, Intangible Assets and Goodwill

Property and equipment consist of the following:

	As of		Estimated
	December 31,		Useful Lives
(In millions)	2021	2020	(Years)
Buildings and improvements	$25	$23	10 - 40
Technology and communications	95	78	3 - 7
Office equipment, furniture and fixtures, and vehicles	16	15	5 - 7
	136	116
Less accumulated depreciation	(71)	(56)
Net property and equipment	$66	$60

Depreciation of property and equipment, including depreciation of assets held under finance leases was $24 million, $22 million and $18 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

As required under accounting standards for goodwill and other intangibles, goodwill is not subject to amortization, and intangible assets with indefinite useful lives are not amortized until their useful lives are determined to no longer be indefinite. Goodwill and indefinite-lived intangible assets are tested for impairment at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the reporting unit does not pass the qualitative assessment, then the reporting unit’s carrying value is compared to its fair value. The fair values of the reporting units are estimated using market and discounted cash flow approaches. The discounted cash flow approach uses expected future operating results. The market approach uses comparable company information to determine revenue and earnings multiples to value our reporting unit. Failure to achieve these expected results or market multiples may cause a future impairment of goodwill at the reporting unit. Goodwill and indefinite-lived intangible assets are considered impaired if the carrying value of the reporting unit exceeds its fair value. We conducted our annual impairment tests of goodwill and trade name as of October 1, 2021 and 2020. There were no goodwill or trade name impairment charges recorded during the years ended December 31, 2021 or 2020. See Note 4 to the accompanying consolidated financial statements for information related to our goodwill and intangible assets.

Leases

We determine if an arrangement is a lease at inception. We recognize a right-of-use (“ROU”) asset and lease liability for all leases with terms of 12 months or more. ROU assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. The operating lease ROU asset is recorded net of lease incentives. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. We have lease agreements with lease and non-lease components, which are accounted for separately for our real estate leases. See Note 5 to the accompanying consolidated financial statements for information related to our leases.

Restricted Net Assets

There are third-party restrictions on the ability of certain of our subsidiaries to transfer funds to us. These restrictions are related to regulatory requirements. The payments of ordinary and extraordinary dividends by our subsidiaries are subject to significant regulatory restrictions under the laws and regulations of the states in which they operate. Among other things, such laws and regulations require certain subsidiaries to maintain minimum capital and net worth requirements and may limit the amount of ordinary and extraordinary dividends and other payments that these subsidiaries can make to us. As of December 31, 2021, the total net assets subject to these third-party restrictions was $175 million.

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

Financial instruments, which potentially subject us to financial and credit risk, consist principally of receivables. The majority of our receivables have little concentration of credit risk due to the large number of customers with relatively small balances and their dispersion across geographical areas. We maintain an allowance for losses based upon the expected collectability of receivables. See Note 18 to the accompanying consolidated financial statements for information relating to the fair value of financial instruments.

Stock-Based Compensation

Stock-based compensation expense for stock options is estimated at the grant date based on an award’s fair value as calculated by the Black-Scholes option-pricing model and is recognized as expense over the requisite service period. The Black-Scholes model requires various highly judgmental assumptions including expected volatility and option life. If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense for future grants may differ materially from that recorded in the current period related to options granted to date. In addition, we estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience. To the extent the actual forfeiture rate is different from the estimate, stock-based compensation expense is adjusted accordingly. See Note 11 to the accompanying consolidated financial statements for more details, including the calculation of stock-based compensation expense for RSUs, performance shares and RSAs.

Income Taxes

Frontdoor files a consolidated U.S. federal income tax return. State and local returns are filed both on a separate company basis and on a combined unitary basis with Frontdoor. Current and deferred income taxes are provided for on a separate company basis. We account for income taxes using an asset and liability approach for the expected future tax consequences of events that have been recognized in our financial statements or tax returns.

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

Segment Reporting

We are required to report annual and interim financial and descriptive information about our reportable operating segments. We operate our business under six brand names that primarily engage in the activity of providing home service plans to our customers. Our chief operating decision maker, who is our Chief Executive Officer, regularly evaluates financial information on a consolidated basis in deciding how to allocate resources and in assessing performance. As such, we operate as one operating segment, which is comprised of our six brands, and we have one reportable segment.

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

We disaggregate revenue from contracts with customers into major customer acquisition channels. We determined that disaggregating revenue into these categories depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. Revenue by major customer acquisition channel is as follows:

___

	Year Ended
	December 31,
(In millions)	2021	2020	2019
Renewals	$1,103	$1,013	$926
Real estate(1)	252	263	263
Direct-to-consumer(1)	201	183	167
Other	46	16	8
Total	$1,602	$1,474	$1,365

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

Costs to obtain a contract with a customer

We capitalize the incremental costs of obtaining a contract with a customer, primarily sales commissions, and recognize the expense, using the input method in proportion to the costs expected to be incurred in performing services under the contract, over the expected customer relationship period. Deferred customer acquisition costs were $16 million and $19 million as of December 31, 2021 and 2020, respectively. Amortization of these deferred acquisition costs was $19 million for each of the years ended December 31, 2021 and 2020. There were no impairment losses in relation to these capitalized costs.

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

Deferred revenue represents a contract liability and is recognized when cash payments are received in advance of the performance of services, including when the amounts are refundable. Amounts are recognized as revenue in proportion to the costs expected to be incurred in performing services under our contracts. Deferred revenue was $155 million and $187 million as of December 31, 2021 and 2020, respectively.

Changes in deferred revenue for the year ended December 31, 2021 were as follows:

(In millions)	Deferred revenue
Balance as of December 31, 2020	$187
Deferral of revenue	345
Recognition of deferred revenue	(377)
Balance as of December 31, 2021	$155

There was approximately $184 million of revenue recognized during the year ended December 31, 2021 that was included in the deferred revenue balance as of December 31, 2020.

Note 4. Goodwill and Intangible Assets

Goodwill and indefinite-lived intangible assets are not amortized and are subject to assessment for impairment on an annual basis, or more frequently if circumstances indicate a potential impairment. An assessment for impairment is performed on October 1 of every year. There were no goodwill or trade name impairment charges recorded during the years ended December 31, 2021, 2020 and 2019. There were no accumulated impairment losses recorded as of December 31, 2021 and 2020.

The table below summarizes the changes in our goodwill balance for the years ended December 31, 2021 and 2020:

(In millions)	Total
Balance as of December 31, 2019	$501
Goodwill acquired(1)	11
Balance as of December 31, 2020	512
Goodwill acquired	—
Balance as of December 31, 2021	$512

___________________________________

(1)Primarily represents purchase-related adjustments to goodwill acquired in the acquisition of Streem. See Note 7 to the accompanying consolidated financial statements for information related to our acquisitions during 2020.

The table below summarizes the other intangible asset balances:

	As of December 31,
	2021			2020
		Accumulated			Accumulated
(In millions)	Gross	Amortization	Net	Gross	Amortization	Net
Trade names(1)	$141	$—	$141	$141	$—	$141
Customer relationships	173	(172)	—	173	(171)	2
Developed technology	25	(12)	13	25	(6)	19
Other	37	(32)	5	37	(29)	8
Total	$375	$(216)	$159	$375	$(205)	$170

___________________________________

(1)Not subject to amortization.

Amortization expense was $11 million, $12 million and $6 million for the years ended December 31, 2021, 2020 and 2019, respectively. The following table outlines expected amortization expense for existing intangible assets for the next five years:

(In millions)
2022	$8
2023	6
2024	4
2025	—
2026	—
Total	$19

Note 5. Leases

We have operating leases primarily for our corporate offices, customer service centers and engineering and technology campuses. Our leases have remaining lease terms of one year to 13 years, some of which include options to extend the leases for up to five years. Renewal options that are reasonably certain to be exercised are included in the lease term. An incremental borrowing rate is used in determining the present value of lease payments unless an implicit rate is readily determinable. Incremental borrowing rates are determined based on our secured borrowing rating and the lease term.

The weighted-average remaining lease term and weighted-average discount rate related to operating leases is as follows:

	As of
	December 31,
	2021	2020
Weighted-average remaining lease term (years)	9	9
Weighted-average discount rate	5.6%	6.0%

We recognized operating lease expense of $4 million, $3 million and $4 million for the years ended years ended December 31, 2021, 2020 and 2019, respectively. These expenses are included in Selling and administrative expenses in the accompanying consolidated statements of operations and comprehensive income.

Supplemental cash flow information related to operating leases is as follows:

	Year Ended
	December 31,
(In millions)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities (1)	$5	$5
Leased assets obtained in exchange for new lease liabilities	6	3

_____________________________

(1)For the year ended December 31, 2020, amounts include $2 million of lease termination costs related to the decision to consolidate certain operations of Landmark with those of OneGuard. See Note 8 to the accompanying consolidated financial statements for further information.

Supplemental balance sheet information related to operating leases is as follows:

	As of
	December 31,
(In millions)	2021	2020
Operating lease right-of-use assets	$22	$21
Less lease incentives	(5)	(6)
Operating lease right-of-use assets, net	$17	$15

Other accrued liabilities	$4	$3
Operating lease liabilities	19	18
Total operating lease liabilities	$23	$21

The following table presents maturities of our operating lease liabilities as of December 31, 2021.

Operating
(In millions)	Leases
2022	$5
2023	5
2024	3
2025	2
2026	2
Thereafter	12
Total lease payments	29
Less imputed interest	(7)
Total	$23

Note 6. Income Taxes

During the year ended December 31, 2019, we recorded a $4 million adjustment to the deferred tax assets and liabilities allocated during the Spin-off to reflect the actual current and deferred tax positions resulting from the Spin-off. The adjustment is reflected as a change in equity related to the Spin-off in the accompanying consolidated statements of changes in equity.

As of December 31, 2021, 2020 and 2019 we had $7 million, $4 million, $2 million of unrecognized tax benefits, respectively, all of which would impact the effective tax rate if recognized.

The table below summarizes the changes in gross unrecognized tax benefits for the years ended December 31, 2021 and 2020:

(In millions)	Total
Balance as of December 31, 2019	$2
Increases in tax positions for current year	2
Balance as of December 31, 2020	4
Increases in tax positions for current year	2
Balance as of December 31, 2021	$7

We classify interest and penalties recognized on the liability for unrecognized tax benefits as income tax expense. Interest and penalties accrued and recognized as income tax expense are less than $1 million for the year ended December 31, 2021.

We are subject to taxation in the United States, various states and foreign jurisdictions. Pursuant to the terms of the tax matters agreement entered into with Terminix in connection with the Spin-off, we are not subject to federal examination by the IRS or examination by state taxing authorities where a unitary or combined state income tax return is filed for the years prior to 2018. We are not subject to state and local income tax examinations by tax authorities in jurisdictions where separate income tax returns are filed for the years prior to 2017. Substantially all of our income before income taxes for the years ended December 31, 2021, 2020 and 2019 was generated in the United States.

The reconciliation of income tax computed at the U.S. federal statutory tax rate to our effective income tax rate is as follows:

	Year Ended
	December 31,
	2021	2020	2019
Tax at U.S. federal statutory rate	21.0%	21.0%	21.0%
State and local income taxes, net of U.S. federal benefit	3.1	2.5	2.5
Other permanent items	(0.3)	(0.3)	—
Stock-based compensation	0.5	0.6	0.2
Credits	(1.9)	(0.5)	—
Transaction costs	—	—	0.2
Uncertain tax positions	1.1	1.1	1.0
Effective rate	23.4%	24.5%	24.9%

Income tax expense is as follows:

	Year Ended
	December 31,
(In millions)	2021	2020	2019
Current:
U.S. federal	$33	$29	$42
State and local	7	7	9
	41	36	52
Deferred:
U.S. federal	(1)	—	(1)
	(2)	—	(1)
Provision for income taxes	$39	$37	$51

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

Significant components of our deferred tax balances are as follows:

	As of
	December 31,
(In millions)	2021	2020
Long-term deferred tax assets (liabilities):
Intangible assets	$(44)	$(44)
Property and equipment	(10)	(10)
Deferred customer acquisition costs	(4)	(5)
Prepaid expenses and other assets	(2)	(2)
Operating lease right-of-use assets	(4)	(3)
Receivables allowances	1	1
Accrued liabilities	5	6
Other long-term liabilities	6	4
Operating lease liabilities	5	5
Deferred interest expense	6	10
Net operating loss and tax credit carryforwards	1	2
Less valuation allowance	(1)	(2)
Net Long-term deferred tax liability	$(41)	$(38)

Note 7. Acquisitions

Business combinations have been accounted for using the acquisition method, and, accordingly, the results of operations of the acquired businesses have been included in the accompanying consolidated financial statements since their dates of acquisition. The assets and liabilities of these businesses were recorded in the financial statements at their estimated fair values as of the acquisition dates.

No acquisitions occurred during the year ended December 31, 2021.

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

Supplemental cash flow information regarding our acquisitions is as follows:

	Year Ended
	December 31,
(In millions)	2021	2020	2019
Assets acquired	$—	$5	$65
Liabilities assumed	—	—	(8)
Net assets acquired	$—	$5	$57
Net cash paid	$—	$5	$38
Issuance of shares	—	—	19
Purchase price	$—	$5	$57

Note 8. Restructuring Charges

We incurred restructuring charges of $3 million ($2 million, net of tax), $8 million ($6 million, net of tax) and $1 million ($1 million, net of tax) for the years ended December 31, 2021, 2020 and 2019, respectively.

In 2021, restructuring charges comprised $1 million of accelerated depreciation of certain technology systems driven by efforts to enhance our technological capabilities and $1 million of severance and other costs.

In 2020, restructuring charges comprised $3 million of lease termination costs and severance and other costs related to the decision to consolidate certain operations of Landmark with those of OneGuard, $3 million of severance costs related to the reorganization of certain sales and customer service operations and $2 million of accelerated depreciation related to the disposal of certain technology systems. As of December 31, 2020, these activities were substantially complete.

In 2019, restructuring charges comprised severance costs and non-personnel charges, primarily related to the decision to consolidate certain operations of Landmark with those of OneGuard.

The pre-tax charges discussed above are reported in “Restructuring charges” in the accompanying consolidated statements of operations and comprehensive income.

A reconciliation of the beginning and ending balances of accrued restructuring charges, which are included in "Accrued liabilities—other" in the accompanying consolidated statements of financial position, is presented as follows:

(In millions)	Accrued Restructuring Charges
Balance as of December 31, 2019	$—
Costs incurred	8
Costs paid or otherwise settled	(8)
Balance as of December 31, 2020	$1
Costs incurred	3
Costs paid or otherwise settled	(3)
Balance as of December 31, 2021	$—

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

•Stockholders and Registration Rights Agreement. Pursuant to this agreement, Frontdoor agrees that, upon the request of Terminix, Frontdoor will use its reasonable best efforts to affect the registration under applicable federal and state securities laws of any shares of Frontdoor common stock retained by Terminix.

Note 11. Stock-Based Compensation

Adopted at separation, the Omnibus Plan permits the grant to certain employees, consultants or non-employee directors of Frontdoor different forms of awards, including stock options, RSUs, performance shares, RSAs and deferred share equivalents. Upon adoption, 14,500,000 shares were reserved for grants under the Omnibus Plan, including awards converted at the Spin-off (described below). Our Compensation Committee determines the long-term incentive mix of our employees, including stock options, RSUs and performance shares, and may authorize new grants annually. As of December 31, 2021, 11,626,920 shares remain available for future grants.

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

A summary of the activity related to unvested Frontdoor RSUs held by Frontdoor and Terminix employees as of December 31, 2021 and changes during the year then ended is presented below:

	Frontdoor Awards Distributed in Spin-Off
	Frontdoor Employees	Terminix Employees	Total
Unvested RSUs as of December 31, 2020	30,481	5,875	36,356
Vested	(30,481)	(5,683)	(36,164)
Forfeited	—	(192)	(192)
Unvested RSUs as of December 31, 2021	—	—	—

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

	Year Ended
	December 31,
Assumption	2021	2020	2019
Expected volatility	54.1%	50.6%	49.3%
Expected dividend yield	0.0%	0.0%	0.0%
Expected life (in years)	6.1	6.1	6.1
Risk-free interest rate	1.09%	0.51%	2.25%

We granted options to purchase 271,735, 579,507 and 338,923 shares of our common stock during the years ended December 31, 2021, 2020 and 2019, respectively, at weighted-average exercise prices of $54.36 per share for 2021, $35.56 per share for 2020, and $34.48 per share for 2019. The weighted-average grant-date fair values of the options granted during 2021, 2020 and 2019 were $27.78, $16.94 and $17.05 per share, respectively. During the year ended December 31, 2021, we applied a forfeiture assumption of five percent per annum in the recognition of the expense related to these options, with the exception of the options held by our CEO for which we applied a forfeiture rate of zero. The total intrinsic value of options exercised was $2 million, less than $1 million and less than $1 million for the years ended December 31, 2021, 2020 and 2019, respectively.

A summary of option activity under the Omnibus Plan as of December 31, 2021 and changes during the year then ended is presented below:

				Weighted Avg.
			Aggregate	Remaining
		Weighted Avg.	Intrinsic	Contractual
	Stock	Exercise	Value	Term
	Options	Price	(in millions)	(in years)
Outstanding as of December 31, 2020	1,207,710	$34.03	$20	8.14
Granted to employees	271,735	54.36
Exercised	(70,851)	30.18
Forfeited	(89,599)	43.16
Expired	(3,535)	$35.56
Outstanding as of December 31, 2021	1,315,460	$37.82	$3	7.54
Exercisable as of December 31, 2021	666,086	$33.37	$2	6.77

RSUs

RSUs are exercisable based on the terms outlined in the applicable award agreement. The RSUs generally vest over a period of three years. The fair value of RSUs is determined using the closing market price of our common stock on the day prior to the grant date.

We granted 443,040, 507,426 and 260,237 RSUs during the years ended December 31, 2021, 2020 and 2019, respectively, with weighted-average grant date fair values of $53.36 per unit for 2021, $36.58 per unit for 2020 and $35.64 per unit for 2019. During the year ended December 31, 2021, we applied a forfeiture assumption of five percent per annum in the recognition of the expense related to these RSUs, with the exception of the awards held by our CEO for which we applied a forfeiture rate of zero. The total fair value of RSUs vested during the years ended December 31, 2021, 2020 and 2019 was $10 million, $5 million and $4 million, respectively.

A summary of RSU activity under the Omnibus Plan as of December 31, 2021 and changes during the year then ended is presented below:

		Weighted Avg.
		Grant Date
	RSUs	Fair Value
Outstanding as of December 31, 2020	661,298	$36.54
Granted to employees	443,040	53.36
Vested	(264,134)	37.15
Forfeited	(120,679)	45.57
Outstanding as of December 31, 2021	719,525	$45.38

Performance Shares

We granted 98,017 and 149,654 performance shares during the year ended December 31, 2021 and 2019, respectively, with a weighted-average grant date fair value of $54.81 and $30.01 per share, respectively. We did not issue any performance shares under the Omnibus Plan during the year ended December 31, 2020. In addition to service conditions, the ultimate number of performance shares to be earned depends on the achievement of a performance condition for the 2021 performance share awards and both performance and market conditions for the 2019 performance share awards.

The performance condition for the 2021 performance shares is based on a revenue target, with the fair value determined using the closing market price of our common stock on the trading day that immediately preceded the grant date.

The performance condition for the 2019 performance shares is based on revenue and weighted-average market value targets, with the fair value determined using the closing market price of our common stock on the trading day that immediately preceded the grant date. The market condition for the 2019 performance shares is based on a weighted-average market capitalization target, with the fair value determined on the grant date using a Monte Carlo simulation model.

Performance shares granted during 2021 and 2019 vest approximately three years and five years, respectively, from the initial grant date. The 2019 performance awards are subject to earlier vesting in full under certain conditions. During the year ended December 31, 2021, we applied a forfeiture assumption of five percent per annum in the recognition of the expense related to these performance shares, with the exception of the awards held by our CEO for which we applied a forfeiture rate of zero. As of December 31, 2021, 2020 and 2019, there were 274,671, 149,654 and 149,654 performance shares outstanding, respectively.

RSAs

During the year ended December 31, 2019, in connection with the acquisition of Streem, we issued 575,370 RSAs to certain employees of Streem that were not part of the Omnibus Plan. These awards are subject to time-vesting, certain performance milestone-vesting restrictions, continued employment and transfer restrictions. At the grant date, 387,463 shares were immediately vested and are subject to transfer restrictions. The remaining unvested RSAs, which were allocated to future services, generally vest over a period of three years. The fair value of RSAs is determined using the closing market price of our common stock on the day prior to the grant date. The fair value of these vested shares has been allocated to the acquisition purchase price. See Note 7 to the accompanying consolidated financial statements for further information on the purchase price allocation. During the years ended December 31, 2021 and 2020, 49,654 and 17,478 RSAs vested, respectively. During the year ended December 31, 2021, 5,440 shares were forfeited. No shares were forfeited during the year ended December 31, 2020. As of December 31, 2021 and 2020, 134,318 and 172,039 shares of these RSAs were unvested, respectively.

ESPP

On March 21, 2019, our board of directors approved and recommended for approval by our stockholders the ESPP, which was approved by our stockholders on April 29, 2019 and became effective for offering periods commencing July 1, 2019. The ESPP is intended to qualify for favorable tax treatment under Section 423 of the Code. Under the plan, eligible employees of the company may purchase common stock, subject to IRS limits, during pre-specified offering periods at a discount established by Frontdoor not to exceed 15 percent of the then current fair market value. A maximum of 1,250,000 shares of our common stock are authorized for sale under the plan. During the years ended December 31, 2021, 2020 and 2019, we issued 44,211, 35,589 and 11,077 shares, respectively, under the ESPP. There were 1,159,123 shares available for issuance under the ESPP as of December 31, 2021.

Stock-based compensation expense

We recognized stock-based compensation expense of $25 million ($19 million, net of tax), $17 million ($14 million, net of tax) and $9 million ($7 million, net of tax) for the years ended December 31, 2021, 2020 and 2019, respectively. These charges are included in Selling and administrative expenses in the accompanying consolidated statements of operations and comprehensive income.

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

As of December 31, 2021, there was $39 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options, RSUs, performance shares and RSAs. These remaining costs are expected to be recognized over a weighted-average period of 2.81 years.

Note 12. Employee Benefit Plans

We currently maintain a defined contribution plan for the benefit of our employees, the Frontdoor, Inc. 401k Plan. Discretionary contributions made on behalf of our employees were $4 million, $4 million and $3 million for the years ended December 31, 2021, 2020 and 2019, respectively. These charges are recorded within Selling and administrative expenses in the accompanying consolidated statements of operations and comprehensive income.

Note 13. Long-Term Debt

Long-term debt is summarized in the following table:

	As of
	December 31,
(In millions)	2021	2020
Term Loan A maturing in 2026(1)	$252	$—
Term Loan B maturing in 2028(2)	373	—
Revolving Credit Facility maturing in 2026	—	—
Prior Term Loan Facility maturing in 2025(3)	—	629
Prior Revolving Credit Facility maturing in 2023	—	—
2026 Notes(4)	—	346
Other	—	—
Less current portion	(17)	(7)
Total long-term debt	$608	$968

___________________________________

(1)As of December 31, 2021, presented net of $2 million in unamortized debt issuance costs.

(2)As of December 31, 2021, presented net of $3 million in unamortized debt issuance costs and $2 million in unamortized original issue discount.

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

On June 17, 2021, we entered into the Credit Agreement, providing for the Term Loan A maturing June 17, 2026, the Term Loan B maturing June 17, 2028 and the Revolving Credit Facility, which terminates June 17, 2026. The net proceeds of the transaction, together with cash on hand, were used to redeem the remaining outstanding principal amounts of $534 million of the Prior Term Loan Facility and $350 million of the 2026 Notes at a price of 106.1%. In addition, the Revolving Credit Facility replaced the Prior Revolving Credit Facility. In connection with the repayments, we recorded a loss on extinguishment of debt of $30 million in the second quarter of 2021, which included a “make-whole” redemption premium of $21 million on the 2026 Notes and the write-off of $9 million of debt issuance costs and original issue discount.

The interest rates applicable to the Term Loan A and the Revolving Credit Facility are based on a fluctuating rate of interest based on the Consolidated First Lien Leverage Ratio (as defined in the Credit Agreement) and measured by reference to either, at our option, (i) an adjusted LIBOR plus a margin range of 1.50% to 2.00% per annum or (ii) an alternate base rate plus a margin range of 0.50% to 1.00% per annum. The interest rates applicable to the Term Loan B are based on a fluctuating rate of interest measured by reference to either, at our option, (i) an adjusted LIBOR plus a margin of 2.25% per annum or (ii) an alternate base rate plus a margin of 1.25% per annum.

The obligations under the Credit Agreement are guaranteed by certain subsidiaries (collectively, the “Guarantors”) and are secured by substantially all of the material tangible and intangible assets of Frontdoor and the Guarantors, subject to certain customary exceptions.

The Revolving Credit Facility provides for senior secured revolving loans and stand-by and other letters of credit. The Revolving Credit Facility limits outstanding letters of credit to $250 million. As of December 31, 2021, there were $2 million of letters of credit outstanding and $248 million of available borrowing capacity under the Revolving Credit Facility.

The Credit Agreement contains certain affirmative and negative covenants, including limitations on the incurrence of indebtedness, liens, ability to engage in certain fundamental transactions, make certain dispositions, make certain restricted payments and engage in transactions with affiliates. The Credit Agreement also contains a financial covenant requiring the maintenance of a Consolidated First Lien Leverage Ratio, as defined in the Credit Agreement, of not greater than 3.50 to 1.00 at the end of each fiscal quarter or, subject to certain limitations, 4.00 to 1.00 following material acquisitions. As of December 31, 2021, we were in compliance with the financial covenants under the Credit Agreement that were in effect on such date.

Scheduled Long-term Debt Payments

As of December 31, 2021, future scheduled long‑term debt payments are $17 million for each of the years ending December 31, 2022, 2023, 2024 and 2025 and $205 million for the year ended December 31, 2026.

Note 14. Supplemental Cash Flow Information

Supplemental information relating to the accompanying consolidated statements of cash flows is presented in the following table:

	Year Ended
	December 31,
(In millions)	2021	2020	2019
Cash paid for (received from):
Interest expense	$46	$55	$59
Income tax payments, net of refunds	40	37	52
Interest income	(1)	(3)	(6)

Note 15. Cash and Marketable Securities

Cash, money market funds and certificates of deposit with maturities of three months or less when purchased are included in Cash and cash equivalents in the accompanying consolidated statements of financial position.

Gains and losses on sales of investments, as determined on a specific identification basis, are included in investment income in the period they are realized. For the years ended December 31, 2021, 2020 and 2019, there were no gross realized gains, gross realized losses or proceeds resulting from sales of available-for-sale securities. For each of the years ended December 31, 2020 and 2019, maturities of available-for-sale securities were $9 million. There were no maturities for the year ended December 31, 2021.

We periodically review our portfolio of investments to determine whether an allowance for credit losses is necessary. There was a $3 million loss on an investment recognized during the year ended December 31, 2020, which is included in Interest and net investment loss (income) in the accompanying consolidated statements of operations and comprehensive income. There were no credit losses due to declines in the value of our investments recognized for the years ended December 31, 2021 and 2019.

Note 16. Comprehensive Income (Loss)

Comprehensive income (loss), which includes net income (loss) and unrealized gain (loss) on derivative instruments is disclosed in the accompanying consolidated statements of operations and comprehensive income and consolidated statements of changes in equity.

The following tables summarize the activity in AOCI, net of the related tax effects.

	Unrealized
	Loss
(In millions)	on Derivatives	Total
Balance as of December 31, 2019	$(21)	$(21)
Other comprehensive income (loss) before reclassifications:
Pre-tax amount	(25)	(25)
Tax provision (benefit)	(6)	(6)
After-tax amount	(19)	(19)
Amounts reclassified from accumulated other comprehensive income (loss)(1)	7	7
Net current period other comprehensive income (loss)	(12)	(12)
Balance as of December 31, 2020	$(33)	$(33)
Other comprehensive income (loss) before reclassifications:
Pre-tax amount	9	9
Tax provision (benefit)	2	2
After-tax amount	7	7
Amounts reclassified from accumulated other comprehensive income (loss)(1)	8	8
Net current period other comprehensive income (loss)	15	15
Balance as of December 31, 2021	$(18)	$(18)

___________________________________

(1)Amounts are net of tax. See reclassifications out of AOCI below for further details.

Reclassifications out of AOCI included the following components.

	Amounts Reclassified from Accumulated
	Other Comprehensive Income (Loss)
	As of December 31,			Consolidated Statements of
(In millions)	2021	2020	2019	Operations and Comprehensive Income Location
Loss on interest rate swap contract	$(10)	$(9)	$(3)	Interest expense
Impact of income taxes	2	2	1	Provision for income taxes
Total reclassifications related to derivatives	$(8)	$(7)	$(2)
Total reclassifications for the period	$(8)	$(7)	$(2)

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

We hedge the interest payments on a portion of our variable rate debt through the use of an interest rate swap agreement. Our interest rate swap contract is classified as a cash flow hedge, and, as such, it is recorded in the accompanying consolidated statements of financial position as either an asset or liability at fair value, with changes in fair value recorded in AOCI. Cash flows related to the interest rate swap contract are classified as operating activities in the accompanying consolidated statements of cash flows.

The effective portion of the gain or loss on our interest rate swap contract is recorded in AOCI. These amounts are reclassified into earnings in the same period or periods during which the hedged forecasted debt interest settlement affects earnings. See Note 16 to the accompanying consolidated financial statements for the effective portion of the gain or loss on derivative instruments recorded in AOCI and for the amounts reclassified out of AOCI and into earnings. As the underlying forecasted transactions occur during the next 12 months, the unrealized hedging loss in AOCI expected to be recognized in earnings is $7 million, net of tax, as of December 31, 2021. The amounts that are ultimately reclassified into earnings will be based on actual interest rates at the time the positions are settled and may differ materially from the amount noted above.

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

The period-end carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The carrying amount of total debt was $625 million and $975 million, and the estimated fair value was $630 million and $1,004 million as of December 31, 2021 and 2020, respectively. The fair value of our debt is estimated based on available market prices for the same or similar instruments that are considered significant other observable inputs (Level 2) within the fair value hierarchy. The fair values presented reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value estimates presented in this report are based on information available to us as of December 31, 2021 and 2020.

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

We did not change our valuation techniques for measuring the fair value of any financial assets and liabilities during the year. Transfers between levels, if any, are recognized at the end of the reporting period. There were no transfers between levels during the years ended December 31, 2021 and 2020.

The carrying amount and estimated fair value of our financial instruments that are recorded at fair value on a recurring basis are as follows:

			Estimated Fair Value Measurements
(In millions)	Statement of Financial Position Location	Carrying Value	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2021:
Financial Liabilities:
Interest rate swap contract	Other accrued liabilities	$9	$—	$9	$—
	Other long-term obligations	15	—	15	—
Total financial liabilities		$24	$—	$24	$—

As of December 31, 2020:
Financial Liabilities:
Interest rate swap contract	Other accrued liabilities	$10	$—	$10	$—
	Other long-term obligations	33	—	33	—
Total financial liabilities		$43	$—	$43	$—

Note 19. Capital Stock

We are authorized to issue 2,000,000,000 shares of common stock. As of December 31, 2021, there were 85,798,765 shares of common stock issued and 83,232,481 shares of common stock outstanding. As of December 31, 2020, there were 85,477,779 shares of common stock issued and outstanding. We have no other classes of equity securities issued or outstanding.

Note 20. Share Repurchase Program

On September 7, 2021, we announced a three-year repurchase authorization of up to $400 million of outstanding shares of our common stock over the three-year period from September 3, 2021 through September 3, 2024.

Purchases of outstanding shares are as follows:

	Year Ended
	December 31
(In millions, except per share data)	2021	2020
Number of shares purchased	2.6	$—
Average price paid per share(1)	$40.22	$—
Cost of shares purchased	$103	—

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

Basic and diluted earnings per share are calculated as follows:

	Year Ended
	December 31,
(In millions, except per share data)	2021	2020	2019
Net Income	$128	$112	$153
Weighted-average common shares outstanding	85.1	85.2	84.7
Effect of dilutive securities:
RSUs(1)	0.2	0.2	0.1
Stock options(2)	0.2	0.1	0.1
Weighted-average common shares outstanding - assuming dilution	85.5	85.5	84.9
Basic earnings per share	$1.51	$1.32	$1.81
Diluted earnings per share	$1.50	$1.31	$1.80

___________________________________

(1)Restricted stock units of 0.2 million, 0.1 million and less than 0.1 million shares for the years ended December 31, 2021, 2020 and 2019, respectively, were not included in the diluted earnings per share calculation because their effect would have been anti-dilutive.

(2)Options to purchase 0.7 million, 0.7 million and 0.4 million shares for the years ended December 31, 2021, 2020 and 2019, respectively, were not included in the diluted earnings per share calculation because their effect would have been anti-dilutive.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Frontdoor, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Frontdoor, Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 24, 2022, expressed an unqualified opinion on those financial statements.

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

February 24, 2022

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

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2021.

Our independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of our internal controls over financial reporting as of December 31, 2021 and has expressed an unqualified opinion in their report which is included herein.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting, as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act, occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item for the company will be set forth in company’s Proxy Statement for the 2022 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item for the company will be set forth in company’s Proxy Statement for the 2022 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item for the company will be set forth in company’s Proxy Statement for the 2022 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item for the company will be set forth in company’s Proxy Statement for the 2022 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item for the company will be set forth in company’s Proxy Statement for the 2022 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a). Financial Statements, Schedules and Exhibits.

1. Financial Statements

Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34) contained in Item 8 of this Annual Report on Form 10-K.	47
Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2021, 2020 and 2019 contained in Item 8 of this Annual Report on Form 10-K.	49
Consolidated Statements of Financial Position as of December 31, 2021 and 2020 contained in Item 8 of this Annual Report on Form 10-K.	50
Consolidated Statements of Changes in Equity for the years ended December 31, 2021, 2020 and 2019 contained in Item 8 of this Annual Report on Form 10-K.	51
Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019 contained in Item 8 of this Annual Report on Form 10-K.	52
Notes to the Consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K.	53

2. Exhibits	75

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

10.9	Amendment and Amended and Restated Credit Agreement, (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to Frontdoor’s Current Report on Form 8-K filed on June 21, 2021).
10.10#	Offer Letter dated July 17, 2018, from Frontdoor, Inc. to Brian Turcotte (incorporated by reference to Exhibit 10.3 to Frontdoor’s Registration Statement on Form 10 filed on August 1, 2018).
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
10.18#

Form of Non-Qualified Stock Option Agreement under the Frontdoor, Inc. Omnibus Plan, effective March 2021 (incorporated by reference to Exhibit 10.1 to Frontdoor’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021).

10.19#

Form of Restricted Stock Unit Agreement under the Frontdoor, Inc. Omnibus Plan, effective March 2021 (incorporated by reference to Exhibit 10.2 to Frontdoor’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021).

10.20#

Form of Performance Shares Agreement under the Frontdoor, Inc. Omnibus Plan, effective March 2021 (incorporated by reference to Exhibit 10.3 to Frontdoor’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021).

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

FRONTDOOR, INC.

Date: February 24, 2022	By:	/s/ Rexford J. Tibbens
		Name:	Rexford J. Tibbens
		Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 24, 2022	By:	/s/ Rexford J. Tibbens
		Name:	Rexford J. Tibbens
		Title:	President, Chief Executive Officer and Director (principal executive officer)

Date: February 24, 2022	By:	/s/ Brian K. Turcotte
		Name:	Brian K. Turcotte
		Title:	Senior Vice President and Chief Financial Officer (principal financial officer)

Date: February 24, 2022	By:	/s/ Chastitie S. Brim
		Name:	Chastitie S. Brim
		Title:	Vice President, Chief Accounting Officer and Controller (principal accounting officer)

Date: February 24, 2022	By:	/s/ William C. Cobb
		Name:	William C. Cobb
		Title:	Director, Chairman of the Board
Date: February 24, 2022	By:	/s/ D. Steve Boland
		Name:	D. Steve Boland
		Title:	Director

Date: February 24, 2022	By:	/s/ Anna C. Catalano
		Name:	Anna C. Catalano
		Title:	Director

Date: February 24, 2022	By:	/s/ Peter L. Cella
		Name:	Peter L. Cella
		Title:	Director
Date: February 24, 2022	By:	/s/ Christopher L. Clipper
		Name:	Christopher L. Clipper
		Title:	Director

Date: February 24, 2022	By:	/s/ Richard P. Fox
		Name:	Richard P. Fox
		Title:	Director

Date: February 24, 2022	By:	/s/ Brian P. McAndrews
		Name:	Brian P. McAndrews
		Title:	Director

Date: February 24, 2022	By:	/s/ Liane J. Pelletier
		Name:	Liane J. Pelletier
		Title:	Director

[Signature Page to the Annual Report on Form 10-K]

SCHEDULE I
Frontdoor, Inc. (Parent Company Only)

Condensed Statements of Comprehensive Income

(In millions)

	Year Ended
	December 31,
	2021	2020	2019
Revenue	$—	$—	$—
Interest expense	39	57	62
Interest and net investment loss (income)	—	2	(1)
Loss on extinguishment of debt	31	—	—
Loss before Income Taxes	(70)	(59)	(61)
Provision (benefit) for income tax	1	(1)	(4)
Net Loss from Operations	(71)	(58)	(58)
Equity in earnings of subsidiaries (net of tax)	199	170	211
Net Income	$128	$112	$153
Total Comprehensive Income	$143	$100	$141

Frontdoor, Inc. (Parent Company Only)

Condensed Balance Sheets

(In millions)

	As of
	December 31,
	2021	2020
Assets:
Current Assets:
Cash and cash equivalents	$2	$72
Prepaid expenses and other assets	2	1
Total Current Assets	3	73
Other Assets:
Investments in subsidiaries	1,165	966
Deferred taxes	5	10
Other assets	2	1
Total Assets	$1,176	$1,049
Liabilities and Equity:
Current Liabilities:
Accounts payable	$9	$—
Accrued liabilities:
Interest payable	—	9
Other	13	10
Current portion of long-term debt	17	7
Total Current Liabilities	39	26
Long-Term Debt	608	968
Due to Subsidiaries	505	79
Other Long-Term Liabilities:
Other long-term obligations	21	38
Total Other Long-Term Liabilities	21	38
Equity (Deficit)	2	(61)
Total Liabilities and Equity	$1,176	$1,049

Frontdoor, Inc. (Parent Company Only)

Condensed Statements of Cash Flows

(In millions)

	Year Ended
	December 31,
	2021	2020	2019
Cash and Cash Equivalents at Beginning of Period	$72	$132	$55
Net Cash (Used for) Provided from Operating Activities	(32)	(36)	38
Cash Flows from Investing Activities
Business acquisitions, net of cash acquired	—	—	(35)
Other investing activities	—	—	(4)
Net Cash Used for Investing Activities	—	—	(39)
Cash Flows from Financing Activities
Borrowings of debt, net of discount	638	—	—
Payments of debt	(994)	(7)	(7)
Debt issuance costs paid	(8)	—	—
Call premium paid on retired debt	(21)	—	—
Net transfers to (from) Parent Company	450	(18)	85
Repurchase of common stock	(103)	—	—
Other financing activities	(1)	—	—
Net Cash (Used for) Provided from Financing Activities	(38)	(24)	78
Cash (Decrease) Increase During the Period	(70)	(60)	77
Cash and Cash Equivalents at End of Period	$2	$72	$132

Notes to Condensed Parent Company Only Financial Statements

Note 1. Basis of Presentation

The condensed financial statements of Frontdoor, Inc. (“Parent Company”), are required as a result of the restricted net assets of the Parent Company’s consolidated subsidiaries exceeding 25 percent of the Parent Company’s consolidated net assets as of December 31, 2021. All consolidated subsidiaries of the Parent Company are wholly owned. The primary source of income for the Parent Company is equity in its subsidiaries’ earnings.

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

On June 17, 2021, we entered into the Credit Agreement, providing for the Term Loan A maturing June 17, 2026, the Term Loan B maturing June 17, 2028 and the Revolving Credit Facility, which terminates June 17, 2026. The net proceeds of the transaction, together with cash on hand, were used to redeem the remaining outstanding principal amounts of $534 million of the Prior Term Loan Facility and $350 million of the 2026 Notes at a price of 106.1%. In addition, the Revolving Credit Facility replaced the Prior Revolving Credit Facility. In connection with the repayments, we recorded a loss on extinguishment of debt of $30 million in the second quarter of 2021, which included a “make-whole” redemption premium of $21 million on the 2026 Notes and the write-off of $9 million of debt issuance costs and original issue discount.

For the years ended December 31, 2021, 2020 and 2019, Parent Company’s debt and corresponding interest expense were not allocated to its subsidiaries. American Home Shield is a co-obligor and/or guarantor of the debt, and interest expense has been pushed down to American Home Shield for income tax purposes. For further information on the Parent Company’s financing transactions, see Note 13 to the audited consolidated financial statements of Frontdoor, Inc. included in Item 8 of this Annual Report on Form 10-K.

Note 3. Acquisitions

On December 4, 2019, the Parent Company acquired Streem for a total purchase price of $55 million, which consisted of $36 million in cash and $19 million in fair value of Frontdoor RSAs. For further information on the Parent Company’s acquisition of Streem, see Note 7 to the audited consolidated financial statements of Frontdoor, Inc. included in Item 8 of this Annual Report on Form 10-K.

Note 4. Share Repurchase Program

On September 7, 2021, we announced a three-year repurchase authorization of up to $400 million of outstanding shares of our common stock over the three-year period from September 3, 2021 through September 3, 2024. As of December 31, 2021, we have purchased 2,560,844 outstanding shares at an aggregate cost of $103 million under this program. For further information on the Parent Company’s share repurchases, see Note 20 to the audited consolidated financial statements of Frontdoor, Inc. included in Item 8 of this Annual Report on Form 10-K.

SCHEDULE II
Frontdoor, Inc.

Valuation and Qualifying Accounts

(In millions)

		Additions
	Balance at	Charged to		Balance at
	Beginning of	Costs and		End of
	Period	Expenses	Deductions(1)	Period
As of and for the year ending December 31, 2021
Allowance for doubtful accounts
Accounts receivable	$2	$18	$17	$4
Income tax valuation allowance	2	—	1	1
As of and for the year ending December 31, 2020
Allowance for doubtful accounts
Accounts receivable	$2	$17	$16	$2
Income tax valuation allowance	2	—	—	2
As of and for the year ending December 31, 2019
Allowance for doubtful accounts
Accounts receivable	$2	$16	$15	$2
Income tax valuation allowance	1	1	—	2

___________________________________

(1)Deductions in the allowance for doubtful accounts for accounts receivable reflect write-offs of uncollectible accounts. Deductions for the income tax valuation allowance in 2021, 2020 and 2019 are primarily attributable to the reduction of net operating loss carryforwards and other deferred tax assets related to the uncertainty of future taxable income in certain jurisdictions.