Form 10-Q
period 2022-03-31
Frontdoor, Inc.
filed 2022-05-06
CIK 1727263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________________________________________

FORM 10-Q

________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

Yes  ☐  No  ☒

The number of shares of the registrant’s common stock outstanding as of April 29, 2022: 82,257,974 shares of common stock, par value $0.01 per share.

Frontdoor, Inc.

Quarterly Report on Form 10-Q

GLOSSARY OF TERMS AND SELECTED ABBREVIATIONS

In order to aid the reader, we have included certain terms and abbreviations used throughout this Quarterly Report on Form 10-Q below:

Term/Abbreviation	Definition
2021 Form 10-K	Frontdoor, Inc. Annual Report on Form 10-K for the year ended December 31, 2021
2026 Notes	6.750% senior notes in the aggregate principal amount of $350 million
AOCI	Accumulated other comprehensive income or loss
ASC	FASB Accounting Standards Codification
ASC 740	ASC Topic 740, Income Taxes
Credit Agreement	The agreements governing the Credit Facilities
Credit Facilities	The Term Loan Facilities together with the Revolving Credit Facility
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	U.S. Financial Accounting Standards Board
HVAC	Heating, ventilation and air conditioning
IRS	Internal Revenue Service
Omnibus Plan	Frontdoor, Inc. 2018 Omnibus Incentive Plan
ProConnect	Our membership-based home services business, which includes on-demand home services offerings, marketed under the American Home Shield ProConnect brand name and other names
Revolving Credit Facility	$250 million revolving credit facility effective June 17, 2021
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
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

In this Quarterly Report on Form 10-Q, unless the context indicates otherwise, references to “Frontdoor,” “we,” “our,” or “us,” and the “company” refer to Frontdoor, Inc. and all of its subsidiaries. Frontdoor is a Delaware corporation with its principal executive offices in Memphis, Tennessee. Effective June 25, 2021, we changed our name from frontdoor, inc. to Frontdoor, Inc.

We hold various service marks, trademarks and trade names, such as Frontdoor®, American Home Shield®, HSA™, OneGuard®, Landmark Home Warranty®, ProConnect®, Streem® and the Frontdoor logo. Solely for convenience, the service marks, trademarks and trade names referred to in this Quarterly Report on Form 10-Q are presented without the SM, ®, and TM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensors to these service marks, trademarks and trade names. All service marks, trademarks and trade names appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

Certain amounts presented in the tables in this report are subject to rounding adjustments and, as a result, the totals in such tables may not sum.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(In millions, except per share data)

	Three Months Ended
	March 31,
	2022	2021
Revenue	$351	$329
Cost of services rendered	207	181
Gross Profit	144	148
Selling and administrative expenses	125	118
Depreciation and amortization expense	8	9
Restructuring charges	—	1
Interest expense	7	13
Loss on extinguishment of debt	—	1
Income before Income Taxes	3	5
Provision for income taxes	2	1
Net Income	$2	$5
Other Comprehensive Income, Net of Income Taxes:
Net unrealized gain on derivative instruments	13	7
Total Comprehensive Income	$15	$12
Earnings per Share:
Basic	$0.02	$0.06
Diluted	$0.02	$0.06
Weighted-average Common Shares Outstanding:
Basic	82.3	85.4
Diluted	82.6	86.0

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Financial Position (Unaudited)

(In millions, except share data)

	As of
	March 31,	December 31,
	2022	2021
Assets:
Current Assets:
Cash and cash equivalents	$255	$262
Receivables, less allowance of $3 and $2, respectively	5	7
Prepaid expenses and other assets	22	25
Total Current Assets	282	295
Other Assets:
Property and equipment, net	68	66
Goodwill	512	512
Intangible assets, net	157	159
Operating lease right-of-use assets	16	17
Deferred customer acquisition costs	18	16
Other assets	5	5
Total Assets	$1,058	$1,069
Liabilities and Shareholders' Equity:
Current Liabilities:
Accounts payable	$73	$66
Accrued liabilities:
Payroll and related expenses	17	24
Home service plan claims	81	88
Other	23	28
Deferred revenue	190	155
Current portion of long-term debt	17	17
Total Current Liabilities	402	378
Long-Term Debt	604	608
Other Long-Term Liabilities:
Deferred taxes	45	41
Operating lease liabilities	18	19
Other long-term obligations	9	21
Total Other Long-Term Liabilities	72	81
Commitments and Contingencies (Note 7)
Shareholders' Equity:
Common stock, $0.01 par value; 2,000,000,000 shares authorized; 85,980,791 shares issued and 82,303,166 shares outstanding at March 31, 2022 and 85,798,765 shares issued and 83,232,481 shares outstanding as of December 31, 2021	1	1
Additional paid-in capital	73	70
Retained earnings	55	53
Accumulated other comprehensive loss	(5)	(18)
Less common stock held in treasury, at cost; 3,677,625 shares at March 31, 2022 and 2,566,284 shares as of December 31, 2021	(143)	(103)
Total (Deficit) Equity	(20)	2
Total Liabilities and Shareholders' Equity	$1,058	$1,069

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statement of Changes in Deficit (Unaudited)

(In millions)

	Three Months Ended
	March 31,
	2022	2021
Common Stock
Balance at beginning of period	$1	$1
Balance at end of period	1	1
Additional Paid-in Capital
Balance at beginning of period	70	46
Exercise of stock options	—	1
Taxes paid related to net share settlement of equity awards	(3)	(4)
Stock-based employee compensation	6	6
Balance at end of period	73	49
Retained Earnings (Accumulated Deficit)
Balance at beginning of period	53	(75)
Net income	2	5
Balance at end of period	55	(70)
Accumulated Other Comprehensive Loss
Balance at beginning of period	(18)	(33)
Other comprehensive income (loss), net of tax	13	7
Balance at end of period	(5)	(26)
Common Stock Held in Treasury
Balance at beginning of period	(103)	—
Repurchase of common stock	(40)	—
Balance at end of period	(143)	—
Total Deficit	$(20)	$(46)

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Three Months Ended
	March 31,
	2022	2021
Cash and Cash Equivalents at Beginning of Period	$262	$597
Cash Flows from Operating Activities:
Net Income	2	5
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization expense	8	9
Stock-based compensation expense	6	6
Restructuring charges	—	1
Payments for restructuring charges	—	(1)
Loss on extinguishment of debt	—	1
Other	(2)	—
Change in working capital, net of acquisitions:
Receivables	2	1
Prepaid expenses and other current assets	1	1
Accounts payable	7	11
Deferred revenue	35	40
Accrued liabilities	(13)	(8)
Accrued interest payable	—	(6)
Current income taxes	1	(8)
Net Cash Provided from Operating Activities	47	52
Cash Flows from Investing Activities:
Purchases of property and equipment	(9)	(7)
Net Cash Used for Investing Activities	(8)	(7)
Cash Flows from Financing Activities:
Payments of debt and finance lease obligations	(4)	(102)
Repurchase of common stock	(40)	—
Other financing activities	(3)	(3)
Net Cash Used for Financing Activities	(47)	(105)
Cash Decrease During the Period	(8)	(59)
Cash and Cash Equivalents at End of Period	$255	$538

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

Frontdoor, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation

Frontdoor is the leading provider of home service plans in the United States, as measured by revenue, and operates under the American Home Shield, HSA, OneGuard and Landmark brands. Our customizable home service plans help customers protect and maintain their homes, typically their most valuable asset, from costly and unplanned breakdowns of essential home systems and appliances. Our home service plan customers usually subscribe to an annual service plan agreement that covers the repair or replacement of major components of more than 20 home systems and appliances, including electrical, plumbing, central HVAC systems, water heaters, refrigerators, dishwashers and ranges/ovens/cooktops, as well as optional coverages for electronics, pools, spas and pumps. Our operations also include our ProConnect on-demand home services business and Streem, a technology platform that uses augmented reality, computer vision and machine learning to, among other things, help home service professionals more quickly and accurately diagnose breakdowns and complete repairs. At March 31, 2022, we had 2.2 million active home service plans across all 50 states and the District of Columbia.

We recommend that the accompanying condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in our 2021 Form 10-K. The accompanying condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for any interim period are not indicative of the results that might be achieved for a full year.

Macroeconomic Conditions

Changes in macroeconomic conditions, including inflation, global supply chain challenges and the persistence of the COVID-19 pandemic, especially as they may affect existing home sales, interest rates, consumer confidence or labor availability, may reduce demand for our services, increase our costs and adversely impact our business. While these macroeconomic conditions generally impact the United States as a whole, we believe our nationwide presence limits the risk of poor economic conditions in any particular region of the United States.

During the first three months of 2022, our financial condition and results of operations were adversely impacted by the following:

•The challenging seller’s market, driven, in part, by extremely low home inventory levels, continued to constrain demand for home service plans in the first-year real estate channel.

•Our contractors continued to be impacted by inflation, including higher labor, fuel and parts and equipment costs. We continue to take actions to mitigate these impacts, including increasing the share of parts and equipment our contractors source through us, increasing the percent of service requests completed by lower-cost preferred contractors and accelerating contractor recruitment efforts.

•Industry-wide parts availability challenges continued to drive elevated appliance replacement levels due to lack of parts availability, further contributing to increased costs and adversely impacting the customer experience, which was reflected in our customer retention rate.

•Due to labor availability challenges, we continued to experience workforce retention issues, including difficulties in hiring and retaining employees in customer service operations and throughout our business, and we believe our contractors are experiencing similar workforce challenges.

The COVID-19 Pandemic

The implications of the ongoing COVID-19 pandemic on our results of operations and overall financial performance remain uncertain. In response to the COVID-19 pandemic, we have taken a number of steps to protect the well-being of our employees, customers and contractors, and we continue to respond to the real-time needs of our business. The COVID-19 situation remains very fluid, and we continue to adjust our response in real time.

f Note 2. Significant Accounting Policies

Our significant accounting policies are described in Note 2 to the audited consolidated financial statements included in our 2021 Form 10-K. There have been no material changes to the significant accounting policies for the three months ended March 31, 2022.

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

We disaggregate revenue from contracts with customers into major customer acquisition channels. We determined that disaggregating revenue into these categories depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Revenue by major customer acquisition channel is as follows:

	Three Months Ended
	March 31,
(In millions)	2022	2021
Renewals	$247	$224
Real estate(1)	45	57
Direct-to-consumer(1)	46	41
Other	13	8
Total	$351	$329

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

Costs to obtain a contract with a customer

We capitalize the incremental costs of obtaining a contract with a customer, primarily sales commissions, and recognize the expense using the input method in proportion to the costs expected to be incurred in performing services under the contract, over the expected customer relationship period. Deferred customer acquisition costs were $18 million and $16 million as of March 31, 2022 and December 31, 2021, respectively. Amortization of these deferred acquisition costs was $4 million for each of the three months ended March 31, 2022 and 2021. There were no impairment losses in relation to these capitalized costs.

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

Deferred revenue represents a contract liability and is recognized when cash payments are received in advance of the performance of services, including when the amounts are refundable. Amounts are recognized as revenue in proportion to the costs expected to be incurred in performing services under our contracts. Deferred revenue was $190 million and $155 million as of March 31, 2022 and December 31, 2021, respectively, and, as of March 31, 2022, included a net contract liability of $45 million related to the recognition of monthly pay customer revenue on an other-than-straight-line basis to match the timing of cost recognition.

Changes in deferred revenue for the three months ended March 31, 2022 were as follows:

(In millions)	Deferred Revenue
Balance as of December 31, 2021	$155
Deferral of revenue	106
Recognition of deferred revenue	(72)
Balance as of March 31, 2022	$190

There was approximately $60 million of revenue recognized in the three months ended March 31, 2022, that was included in the deferred revenue balance as of December 31, 2021. Deferred revenue increased during the three months ended March 31, 2022, reflecting the net contract liability discussed above, offset, in part, by a decline in the number of first-year real estate home service plans.

Note 4. Goodwill and Intangible Assets

Goodwill and indefinite-lived intangible assets are not amortized and are subject to assessment for impairment on an annual basis or more frequently if circumstances indicate a potential impairment. An assessment for impairment is performed on October 1 of every year. The balance of goodwill was $512 million as of March 31, 2022 and December 31, 2021. There were no goodwill or trade name impairment charges recorded in the three months ended March 31, 2022 and 2021. There were no accumulated impairment losses recorded as of March 31, 2022 and December 31, 2021.

The table below summarizes the other intangible asset balances:

	As of March 31, 2022			As of December 31, 2021
(In millions)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trade names(1)	$141	$—	$141	$141	$—	$141
Customer relationships	173	(172)	—	173	(172)	—
Developed technology	25	(14)	12	25	(12)	13
Other	37	(32)	5	37	(32)	5
Total	$375	$(218)	$157	$375	$(216)	$159

_____________________________

(1)Not subject to amortization.

Amortization expense was $2 million and $3 million for the three months ended March 31, 2022 and 2021, respectively. The following table outlines expected amortization expense for existing intangible assets for the remainder of 2022 and the next five years:

(In millions)
2022 (remainder)	$6
2023	6
2024	4
2025	—
2026	—
2027	—
Total	$17

Note 5. Leases

We have operating leases primarily for our corporate offices, customer service centers and engineering and technology campuses. Our leases have remaining lease terms of less than one year to 13 years, some of which include options to extend the leases for up to five years. Renewal options that are reasonably certain to be exercised are included in the lease term. An incremental borrowing rate is used in determining the present value of lease payments unless an implicit rate is readily determinable. Incremental borrowing rates are determined based on our secured borrowing rating and the lease term.

The weighted-average remaining lease term and weighted-average discount rate related to operating leases is as follows:

	As of
	March 31,	December 31,
	2022	2021
Weighted-average remaining lease term (years)	8	9
Weighted-average discount rate	5.6%	5.6%

We recognized operating lease expense of $1 million for each of the three months ended March 31, 2022 and 2021. These expenses are included in Selling and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive income.

Supplemental cash flow information related to operating leases is as follows:

	Three Months Ended
	March 31,
(In millions)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities	$1	$1
Leased assets obtained in exchange for new lease liabilities	—	6

Supplemental balance sheet information related to operating leases is as follows:

	As of
	March 31,	December 31,
(In millions)	2022	2021
Operating lease right-of-use assets	$21	$22
Less lease incentives	(5)	(5)
Operating lease right-of-use assets, net	$16	$17

Other accrued liabilities	$4	$4
Operating lease liabilities	18	19
Total operating lease liabilities	$22	$23

The following table presents maturities of our operating lease liabilities as of March 31, 2022.

(In millions)
2022 (remainder)	$4
2023	5
2024	3
2025	2
2026	2
2027	2
Thereafter	10
Total lease payments	28
Less imputed interest	(6)
Total	$22

Note 6. Income Taxes

As required by ASC 740, we compute interim period income taxes by applying an anticipated annual effective tax rate to our year-to-date income or loss from operations before income taxes, except for significant unusual or infrequently occurring items. Our estimated tax rate is adjusted each quarter in accordance with ASC 740. The effective tax rate on income was 51.1 percent and 9.8 percent for the three months ended March 31, 2022 and 2021, respectively. The increase in the effective tax rate for the three months ended March 31, 2022 compared to 2021 is primarily due to share-based awards, offset, in part, by a reduction in state income taxes and an increase in income tax credits.

We are subject to taxation in the United States, various states and foreign jurisdictions. Pursuant to the terms of the tax matters agreement entered into with Terminix in connection with the Spin-off, we are not subject to federal examination by the IRS or examination by state taxing authorities where a unitary or combined state income tax return is filed for the years prior to 2018. We are not subject to state and local income tax examinations by tax authorities in jurisdictions where separate income tax returns are filed for the years prior to 2017. Substantially all of our income before income taxes for the three months ended March 31, 2022 and 2021 was generated in the United States.

Note 7. Commitments and Contingencies

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

Note 8. Stock-Based Compensation

We recognized stock-based compensation expense of $6 million ($6 million, net of tax) and $6 million ($4 million, net of tax) for the three months ended March 31, 2022 and 2021, respectively. These charges are included in Selling and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive income.

A summary of awards granted under the Omnibus Plan during the three months ended March 31, 2022 is presented below:

	Number of	Weighted Avg.	Weighted Avg.	Weighted Avg.
	Awards	Exercise	Grant Date	Vesting
	Granted	Price	Fair Value	Period
Stock options	534,340	$28.82	$14.62	4.00
Restricted stock units	924,062		28.85	3.00
Performance shares(1)	230,223		28.82	3.00

_____________________________

(1)The number of performance shares granted during the three months ended March 31, 2022 represents the target value of the awards. The performance shares contain a performance condition that is based on our revenue target, and the ultimate number of performance shares to be earned depends on the achievement of this performance condition.

As of March 31, 2022, there was $73 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options, restricted stock units (“RSUs”), performance shares and restricted stock awards (“RSAs”). These remaining costs are expected to be recognized over a weighted-average period of 2.58 years.

Note 9. Long-Term Debt

Long-term debt is summarized in the following table:

	As of
	March 31,	December 31,
(In millions)	2022	2021
Term Loan A maturing in 2026(1)	$248	$252
Term Loan B maturing in 2028(2)	372	373
Revolving Credit Facility maturing in 2026	—	—
Less current portion	(17)	(17)
Total long-term debt	$604	$608

___________________________________

(1)As of March 31, 2022, and December 31, 2021, each presented net of $2 million in unamortized debt issuance costs.

(2)As of March 31, 2022, and December 31, 2021, each presented net of $3 million in unamortized debt issuance costs and $2 million in unamortized original issue discount.

Scheduled Long-term Debt Payments

As of March 31, 2022, future scheduled long-term debt payments are $13 million for the remainder of 2022, $17 million for each of the years ending December 31, 2023 through 2025, $205 million for the year ending December 31, 2026 and $4 million for the year ending December 31, 2027.

Note 10. Supplemental Cash Flow Information

Supplemental information relating to the accompanying condensed consolidated statements of cash flows is presented in the following table:

	Three Months Ended
	March 31,
(In millions)	2022	2021
Cash paid for (received from):
Interest expense	$6	$18
Income tax payments, net of refunds	—	8

Note 11. Comprehensive Income (Loss)

Comprehensive income (loss), which includes net income (loss) and unrealized gain (loss) on derivative instruments, is disclosed in the accompanying condensed consolidated statements of operations and comprehensive income and condensed consolidated statements of changes in equity.

The following tables summarize the activity in AOCI, net of the related tax effects.

	Unrealized
	Loss
(In millions)	on Derivatives	Total
Balance as of December 31, 2021	$(18)	$(18)
Other comprehensive income (loss) before reclassifications:
Pre-tax amount	15	15
Tax provision (benefit)	3	3
After-tax amount	11	11
Amounts reclassified from accumulated other comprehensive income (loss)(1)	2	2
Net current period other comprehensive income (loss)	13	13
Balance as of March 31, 2022	$(5)	$(5)

Balance as of December 31, 2020	$(33)	$(33)
Other comprehensive income (loss) before reclassifications:
Pre-tax amount	7	7
Tax provision (benefit)	2	2
After-tax amount	5	5
Amounts reclassified from accumulated other comprehensive income (loss)(1)	2	2
Net current period other comprehensive income (loss)	7	7
Balance as of March 31, 2021	$(26)	$(26)

___________________________________

(1)Amounts are net of tax. See reclassifications out of AOCI below for further details.

Reclassifications out of AOCI included the following components.

	Amounts Reclassified from Accumulated
	Other Comprehensive Income (Loss)
	Three Months Ended
	March 31,		Condensed Consolidated Statements of
(In millions)	2022	2021	Operations and Comprehensive Income Location
Loss on interest rate swap contract	$(3)	$(3)	Interest expense
Impact of income taxes	1	1	Provision for income taxes
Total reclassifications related to derivatives	$(2)	$(2)
Total reclassifications for the period	$(2)	$(2)

Note 12. Derivative Financial Instruments

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

The effective portion of the gain or loss on our interest rate swap contract is recorded in AOCI. These amounts are reclassified into earnings in the same period or periods during which the hedged forecasted debt interest settlement affects earnings. See Note 13 to the accompanying condensed consolidated financial statements for the effective portion of the gain or loss on derivative instruments recorded in AOCI and for the amounts reclassified out of AOCI and into earnings. As the underlying forecasted transactions occur during the next 12 months, the unrealized hedging loss in AOCI expected to be recognized in earnings is $3 million, net of tax, as of March 31, 2022. The amounts that are ultimately reclassified into earnings will be based on actual interest rates at the time the positions are settled and may differ materially from the amount noted above.

Note 13. Fair Value Measurements

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

The period-end carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The carrying amount of total debt was $621 million and $625 million, and the estimated fair value was $626 million and $630 million as of March 31, 2022 and December 31, 2021, respectively. The fair value of our debt is estimated based on available market prices for the same or similar instruments that are considered significant other observable inputs (Level 2) within the fair value hierarchy. The fair values presented reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value estimates presented in this report are based on information available to us as of March 31, 2022 and December 31, 2021.

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

We did not change our valuation techniques for measuring the fair value of any financial assets and liabilities during the three months ended March 31, 2022. Transfers between levels, if any, are recognized at the end of the reporting period. There were no transfers between levels during the three months ended March 31, 2022 and 2021.

The carrying amount and estimated fair value of our financial instruments that are recorded at fair value on a recurring basis are as follows:

			Estimated Fair Value Measurements
(In millions)	Statement of Financial Position Location	Carrying Value	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2022:
Financial Liabilities:
Interest rate swap contract	Other accrued liabilities	$5	$—	$5	$—
	Other long-term obligations	2	—	2	—
Total financial liabilities		$7	$—	$7	$—

As of December 31, 2021:
Financial Liabilities:
Interest rate swap contract	Other accrued liabilities	$9	$—	$9	$—
	Other long-term obligations	15	—	15	—
Total financial liabilities		$24	$—	$24	$—

Note 14. Share Repurchase Program

On September 7, 2021, we announced a three-year repurchase authorization of up to $400 million of outstanding shares of our common stock over the three-year period from September 3, 2021 through September 3, 2024.

Purchases of outstanding shares are as follows:

	Three Months Ended
	March 31,
(In millions, except per share data)	2022	2021
Number of shares purchased	1.1	—
Average price paid per share(1)	$36.95	$—
Cost of shares purchased	$40	$—

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

Basic and diluted earnings per share are calculated as follows:

Basic and diluted earnings per share are calculated as follows:

	Three Months Ended
	March 31,
(In millions, except per share data)	2022	2021
Net Income	$2	$5
Weighted-average common shares outstanding	82.3	85.4
Effect of dilutive securities:
RSUs(1)	0.3	0.4
Stock options(2)	—	0.2
Weighted-average common shares outstanding - assuming dilution	82.6	86.0
Basic earnings per share	$0.02	$0.06
Diluted earnings per share	$0.02	$0.06

___________________________________

(1)RSUs of 0.4 million shares for the three months ended March 31, 2022 were not included in the diluted earnings per share calculation because their effect would have been anti-dilutive. There were no such anti-dilutive RSUs for the three months ended March 31, 2021.

(2)Options to purchase 1.2 million shares for the three months ended March 31, 2022 were not included in the diluted earnings per share calculation because their effect would have been anti-dilutive. There were no such anti-dilutive options for the three months ended March 31, 2021.

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

You should read this Quarterly Report on Form 10-Q completely and with the understanding that actual future results may be materially different from expectations. All forward-looking statements made in this report are qualified by these cautionary statements. These forward-looking statements are made only as of the date of this report, and we do not undertake any obligation, other than as may be required by law, to update or revise any forward-looking or cautionary statements to reflect changes in assumptions, the occurrence of events, unanticipated or otherwise, and changes in future operating results over time or otherwise. For a discussion of other important factors that could cause our results to differ materially from those expressed in, or implied by, the forward-looking statements included in this report, you should refer to the risks and uncertainties detailed from time to time in our periodic reports filed with the SEC, including the risk factors discussed in Part I, Item 1A. “Risk Factors” in our 2021 Form 10-K.

SUMMARY OF MATERIAL RISKS

Factors, risks, trends and uncertainties that make an investment in us speculative or risky and that could cause actual results or events to differ materially from those anticipated in our forward-looking statements include the matters described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report as well as Item 1A. Risk Factors in our 2021 Annual Report on Form 10-K filed with the SEC, in addition to the following other factors, risks, trends and uncertainties:

•risks related to the COVID-19 pandemic;

•changes in the source and intensity of competition in our market;

•our ability to successfully implement our business strategies;

•our ability to attract, retain and maintain positive relations with third-party contractors and vendors;

•increases in parts, appliance and home system prices, and other operating costs;

•changes in macroeconomic conditions, including inflation, global supply chain challenges and the persistence of the COVID-19 pandemic, especially as they may affect existing home sales, interest rates, consumer confidence or labor availability;

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

Available Information

Our website address is www.frontdoorhome.com. We use our website as a channel of distribution for company information. We will make available free of charge on the Investor section of our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act. We also make available through our website other reports filed with or furnished to the SEC under the Exchange Act, including our proxy statements and reports filed by officers and directors under Section 16(a) of the Exchange Act, as well as our Code of Conduct and Financial Code of Ethics. Financial and other material information regarding Frontdoor is routinely posted on our website and is readily accessible. We do not intend for information contained on our website to be part of this Quarterly Report on Form 10-Q.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q, the audited consolidated financial statements and related notes thereto included in our 2021 Form 10-K and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Form 10-K. The cautionary statements discussed in “Cautionary Statement Concerning Forward-Looking Statements” and elsewhere in this report should be read as applying to all forward-looking statements wherever they appear in this report. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those factors discussed below and elsewhere in this report, particularly in “Cautionary Statement Concerning Forward-Looking Statements” as well as the risk factors discussed in Part I, Item 1A. “Risk Factors” in our 2021 Form 10-K.

Overview

Frontdoor is the leading provider of home service plans in the United States, as measured by revenue, and operates under the American Home Shield, HSA, OneGuard and Landmark brands. Our customizable home service plans help customers protect and maintain their homes, typically their most valuable asset, from costly and unplanned breakdowns of essential home systems and appliances. Our home service plan customers usually subscribe to an annual service plan agreement that covers the repair or replacement of major components of more than 20 home systems and appliances, including electrical, plumbing, central HVAC systems, water heaters, refrigerators, dishwashers and ranges/ovens/cooktops, as well as optional coverages for electronics, pools, spas and pumps. Our operations also include our ProConnect on-demand home services business and Streem, a technology platform that uses augmented reality, computer vision and machine learning to, among other things, help home service professionals more quickly and accurately diagnose breakdowns and complete repairs. At March 31, 2022, we had 2.2 million active home service plans across all 50 states and the District of Columbia.

For the three months ended March 31, 2022 and 2021, we generated revenue, net income and Adjusted EBITDA of $351 million, $2 million and $25 million, respectively, and $329 million, $5 million and $36 million, respectively.

For the three months ended March 31, 2022, our total operating revenue included 70 percent of revenue derived from existing customer renewals, while 13 percent and 13 percent were derived from new home service plan sales made in conjunction with existing home real estate transactions and direct-to-consumer sales, respectively, and three percent was derived from other revenue channels.

For the three months ended March 31, 2021, our total operating revenue included 68 percent of revenue derived from existing customer renewals, while 17 percent and 12 percent were derived from new home service plan sales made in conjunction with existing home real estate transactions and direct-to-consumer sales, respectively, and two percent was derived from other revenue channels.

Key Factors and Trends Affecting Our Results of Operations

Macroeconomic Conditions

Changes in macroeconomic conditions, including inflation, global supply chain challenges and the persistence of the COVID-19 pandemic, especially as they may affect existing home sales, interest rates, consumer confidence or labor availability, may reduce demand for our services, increase our costs and adversely impact our business. While these macroeconomic conditions generally impact the United States as a whole, we believe our nationwide presence limits the risk of poor economic conditions in any particular region of the United States.

During the first three months of 2022, our financial condition and results of operations were adversely impacted by the following:

•The challenging seller’s market, driven, in part, by extremely low home inventory levels, continued to constrain demand for home service plans in the first-year real estate channel.

•Our contractors continued to be impacted by inflation, including higher labor, fuel and parts and equipment costs. We continue to take actions to mitigate these impacts, including increasing the share of parts and equipment our contractors source through us, increasing the percent of service requests completed by lower-cost preferred contractors and accelerating contractor recruitment efforts.

•Industry-wide parts availability challenges continued to drive elevated appliance replacement levels due to lack of parts availability, further contributing to increased costs and adversely impacting the customer experience, which was reflected in our customer retention rate.

•Due to labor availability challenges, we continued to experience workforce retention issues, including difficulties in hiring and retaining employees in customer service operations and throughout our business, and we believe our contractors are experiencing similar workforce challenges.

The COVID-19 Pandemic

The implications of the ongoing COVID-19 pandemic on our results of operations and overall financial performance remain uncertain. In response to the COVID-19 pandemic, we have taken a number of steps to protect the well-being of our employees, customers and contractors.

Although the economy has improved since the initial outbreak of the pandemic, we are unable to predict the time required for a widespread sustainable economic recovery to take hold. Given the wide disparities in vaccination rates driven by continued vaccine hesitancy, combined with the emergence of COVID-19 variants and surges in COVID-19 cases, we expect that a significant number of people will continue to spend greater time at home, which may result in a continued increase in usage of home systems and appliances and demand for our services and a resulting increase in service-related costs. We also expect that industry-wide supply chain challenges will continue to contribute to increased costs and impact the customer experience, which may affect customer retention. Accordingly, the COVID-19 situation remains very fluid, and we continue to adjust our response in real time. It remains difficult to predict the overall continuing impact the COVID-19 pandemic will have on our business.

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

Non-GAAP Financial Measures

To supplement our results presented in accordance with U.S. GAAP, we have disclosed non-GAAP financial measures that exclude or adjust certain items. We present within this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section the non-GAAP financial measures of Adjusted EBITDA and Free Cash Flow. See “Results of Operations — Adjusted EBITDA” for a reconciliation of net income to Adjusted EBITDA and “Liquidity and Capital Resources — Free Cash Flow” for a reconciliation of net cash provided from operating activities to Free Cash Flow, as well as “Key Business Metrics” for further discussion of Adjusted EBITDA and Free Cash Flow. Management uses Adjusted EBITDA and Adjusted EBITDA margin to facilitate operating performance comparisons from period to period. We believe these non-GAAP financial measures provide investors, analysts and other interested parties useful information to evaluate our business performance as they facilitate company-to-company operating performance comparisons. Management believes Free Cash Flow is useful as a supplemental measure of our liquidity. Management uses Free Cash Flow to facilitate company-to-company cash flow comparisons, which may vary from company to company for reasons unrelated to operating performance. While we believe these non-GAAP financial measures are useful in evaluating our business, they should be considered as supplemental in nature and are not meant to be considered in isolation or as a substitute for the related financial information prepared in accordance with U.S. GAAP. In addition, these non-GAAP financial measures may not be the same as similarly entitled measures reported by other companies, limiting their usefulness as comparative measures.

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

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Form 10-K. There have been no material changes to our critical accounting policies for the three months ended March 31, 2022, certain of which are described below.

Goodwill and Intangible Assets

In accordance with applicable accounting standards, goodwill and indefinite-lived intangible assets are not amortized and are subject to assessment for impairment on an annual basis, or more frequently, if circumstances indicate a potential impairment. As of March 31, 2022, we do not believe there are any circumstances, including those related to COVID-19, that would indicate a potential impairment of our goodwill or indefinite-lived intangible assets. We will continue to monitor the macroeconomic impacts on our business in our ongoing evaluation of potential impairments.

Results of Operations for the Three Months Ended March 31, 2022 and 2021

	Three Months Ended		Increase
	March 31,		(Decrease)	% of Revenue
(In millions)	2022	2021	2022 vs. 2021	2022	2021
Revenue	$351	$329	7%	100%	100%
Cost of services rendered	207	181	14	59	55
Gross Profit	144	148	(3)	41	45
Selling and administrative expenses	125	118	6	36	36
Depreciation and amortization expense	8	9	(11)	2	3
Restructuring charges	—	1	*	—	—
Interest expense	7	13	(49)	2	4
Loss on extinguishment of debt	—	1	*	—	—
Income before Income Taxes	3	5	(42)	1	2
Provision for income taxes	2	1	202	—	—
Net Income	$2	$5	(69)%	—%	1%

_______________________________

* not meaningful

Revenue

We reported revenue of $351 million and $329 million for the three months ended March 31, 2022 and 2021, respectively. Revenue by major customer acquisition channel is as follows:

	Three Months Ended
	March 31,
(In millions)	2022	2021	Increase (Decrease)
Renewals	$247	$224	$23	10%
Real estate(1)	45	57	(11)	(20)
Direct-to-consumer(1)	46	41	6	14
Other	13	8	5	65
Total revenue	$351	$329	$22	7%

________________________________

(1)First-year revenue only.

Revenue increased seven percent for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily driven by higher renewal revenue due to improved price realization and growth in the number of renewed home service plans. The decrease in real estate revenue primarily reflects a decline in the number of first-year real estate home service plans driven by a continuation of the challenging seller’s market, offset, in part, by improved price realization. The increase in direct-to-consumer revenue primarily reflects improved price realization and a mix shift to higher priced products. The increase in other revenue was driven by growth in ProConnect and Streem.

Number of home service plans, growth in number of home service plans and customer retention rate are presented below.

	As of
	March 31,
(In millions)	2022	2021
Number of home service plans	2.19	2.25
(Reduction) growth in number of home service plans	(3)%	4%
Customer retention rate	74.1%	75.1%

The number of home service plans and customer retention rate as of March 31, 2022 were negatively impacted by a decline in the number of first-year real estate home service plans, which was driven by a continuation of the challenging seller’s market, as well as the impact on customer experience of industry-wide supply chain challenges.

Cost of Services Rendered

We reported cost of services rendered of $207 million and $181 million for the three months ended March 31, 2022 and 2021, respectively. The following table provides a summary of changes in cost of services rendered:

(In millions)
Three Months Ended March 31, 2021	$181
Impact of change in revenue	1
Contract claims costs	24
Other	1
Three Months Ended March 31, 2022	$207

The increase in contract claims costs reflects an acceleration of inflationary cost pressures, including rising contractor labor, fuel, parts and equipment costs, and industry-wide parts and equipment availability challenges, offset, in part, by a lower number of service requests and process improvement benefits. Industry-wide parts availability challenges continued to drive elevated appliance replacement levels, contributing to the increased cost pressures. In addition, contract claims costs for the first quarter of 2022 include a $9 million unfavorable adjustment related to the adverse development of prior year claims, primarily from the fourth quarter of 2021.

Selling and Administrative Expenses

We reported selling and administrative expenses of $125 million and $118 million for the three months ended March 31, 2022 and 2021, respectively. For the three months ended March 31, 2022 and 2021, selling and administrative expenses comprised sales and marketing costs of $56 million and $53 million, respectively, customer service costs of $28 million and $28 million, respectively, and general and administrative expenses of $41 million and $37 million, respectively. The following table provides a summary of changes in selling and administrative expenses:

(In millions)
Three Months Ended March 31, 2021	$118
Sales and marketing costs	4
General and administrative costs	3
Three Months Ended March 31, 2022	$125

The increase in sales and marketing costs was primarily driven by increased investments to drive sales growth in the home service plan direct-to-consumer channel and ProConnect. General and administrative costs increased compared to prior year primarily due to increased professional fees, investments in technology and higher personnel costs.

Depreciation and Amortization Expense

Depreciation expense was $6 million for each of the three months ended March 31, 2022 and 2021. Amortization expense was $2 million and $3 million for the three months ended March 31, 2022 and 2021, respectively. The decrease in amortization expense was due to certain intangible assets becoming fully amortized during 2021.

Interest Expense

Interest expense was $7 million and $13 million for the three months ended March 31, 2022 and 2021, respectively. The decrease was driven by our debt reduction and refinancing activities in 2021.

Provision for Income Taxes

The effective tax rate on income was 51.1 percent and 9.8 percent for the three months ended March 31, 2022 and 2021, respectively. The increase in the effective tax rate for the three months ended March 31, 2022 compared to 2021 is primarily due to share-based awards, offset, in part, by a reduction in state income taxes and an increase in income tax credits.

Net Income

Net income was $2 million and $5 million for the three months ended March 31, 2022 and 2021, respectively. For the three months ended March 31, 2022 compared to 2021, the decrease in net income comprised the $2 million decrease in the aforementioned operating results and the $1 million increase in the provision for income taxes.

Adjusted EBITDA

Adjusted EBITDA was $25 million and $36 million for the three months ended March 31, 2022 and 2021, respectively. The following table provides a summary of changes in our Adjusted EBITDA:

(In millions)
Three Months Ended March 31, 2021	$36
Impact of change in revenue	21
Contract claims costs	(24)
Sales and marketing costs	(4)
General and administrative costs	(3)
Other	(2)
Three Months Ended March 31, 2022	$25

The increase in contract claims costs reflects an acceleration of inflationary cost pressures, including rising contractor labor, fuel, parts and equipment costs, and industry-wide parts and equipment availability challenges, offset, in part, by a lower number of service requests and process improvement benefits. Industry-wide parts availability challenges continued to drive elevated appliance replacement levels, contributing to the increased cost pressures. In addition, contract claims costs for the first quarter of 2022 include a $9 million unfavorable adjustment related to the adverse development of prior year claims, primarily from the fourth quarter of 2021.

The increase in sales and marketing costs was primarily driven by increased investments to drive sales growth in the home service plan direct-to-consumer channel and ProConnect. General and administrative costs increased compared to prior year primarily due to increased professional fees, investments in technology and higher personnel costs.

A reconciliation of Net Income to Adjusted EBITDA is presented below.

	Three Months Ended
	March 31,
(In millions)	2022	2021
Net Income	$2	$5
Depreciation and amortization expense	8	9
Restructuring charges(1)	—	1
Provision for income taxes	2	1
Non-cash stock-based compensation expense(2)	6	6
Interest expense	7	13
Loss on extinguishment of debt(3)	—	1
Adjusted EBITDA	$25	$36

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

(3)We exclude loss on extinguishment of debt from Adjusted EBITDA because we believe it does not reflect our ongoing operations and because we believe doing so is useful to investors in aiding period-to-period comparability.

Liquidity and Capital Resources

Liquidity

A substantial portion of our liquidity needs are due to debt service requirements on our indebtedness. The Credit Agreement contains covenants that limit or restrict our ability, including the ability of certain of our subsidiaries, to incur additional indebtedness, repurchase debt, incur liens, sell assets, make certain payments (including dividends) and enter into transactions with affiliates. As of March 31, 2022, we were in compliance with the covenants under the agreements that were in effect on such date. Based on current conditions, we do not believe the COVID-19 pandemic will affect our ongoing ability to meet the covenants in our debt instruments, including our Credit Agreement.

Cash and cash equivalents totaled $255 million and $262 million as of March 31, 2022 and December 31, 2021, respectively. Our cash and cash equivalents include balances associated with regulatory requirements in our business. See “—Limitations on Distributions and Dividends by Subsidiaries.” As of March 31, 2022, and December 31, 2021, the total net assets subject to these third-party restrictions was $163 million and $175 million, respectively. As of March 31, 2022, there were $2 million of letters of credit outstanding and $248 million of available borrowing capacity under the Revolving Credit Facility. The letters of credit are posted in lieu of cash to satisfy regulatory requirements in certain states in which we operate. Available liquidity was $340 million at March 31, 2022, consisting of $92 million of cash not subject to third-party restrictions and $248 million of available borrowing capacity under the Revolving Credit Facility. We currently believe that cash generated from operations, our cash on hand and available borrowing capacity under the Revolving Credit Facility at March 31, 2022 will provide us with sufficient liquidity to meet our obligations in the short- and long-term.

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

On September 7, 2021, we announced a three-year repurchase authorization of up to $400 million of outstanding shares of our common stock. We expect to fund the share repurchases from net cash provided from operating activities. As of March 31, 2022, we have purchased a total of 3,643,468 outstanding shares at an aggregate cost of $143 million under this program, which is included in treasury stock on the condensed consolidated statements of financial position. Purchases under the repurchase program may be made from time to time by the company in the open market at prevailing market prices (including through a Rule 10b5-1 Plan), in privately negotiated transactions, or through any combination of these methods, through September 3, 2024. The actual timing, number, manner and value of any shares repurchased will depend on several factors, including the market price of the company’s stock, general market and economic conditions, the company’s liquidity requirements, applicable legal requirements and other business considerations. The repurchase program does not obligate us to acquire any number of shares in any specific period or at all and may be suspended or discontinued at any time at our discretion.

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

	Three Months Ended
	March 31,
(In millions)	2022	2021
Net cash provided from (used for):
Operating activities	$47	$52
Investing activities	(8)	(7)
Financing activities	(47)	(105)
Cash (decrease) increase during the period	$(8)	$(59)

Operating Activities

Net cash provided from operating activities was $47 million and $52 million for the three months ended March 31, 2022 and 2021, respectively.

Net cash provided from operating activities in 2022 comprised $14 million in earnings adjusted for non-cash charges and $33 million in cash provided from working capital. Cash provided from working capital was primarily driven by seasonality.

Net cash provided from operating activities in 2021 comprised $21 million in earnings adjusted for non-cash charges and $31 million in cash provided from working capital. Cash provided from working capital was primarily driven by seasonality.

Investing Activities

Net cash used for investing activities was $8 million and $7 million for the three months ended March 31, 2022 and 2021, respectively.

Capital expenditures were $9 million and $7 million for the three months ended March 31, 2022 and 2021, respectively, and included recurring capital needs and technology projects. We expect capital expenditures for the full year 2022 relating to recurring capital needs and the continuation of investments in information systems and productivity enhancing technology to be approximately $40 million to $50 million. We have no additional material capital commitments at this time.

Financing Activities

Net cash used for financing activities was $47 million and $105 million for the three months ended March 31, 2022 and 2021, respectively.

For the three months ended March 31, 2022, we made scheduled principal payments of debt and finance lease obligations of $4 million and purchased outstanding shares at an aggregate cost of $40 million.

For the three months ended March 31, 2021, we made scheduled principal payments of debt and finance lease obligations of $2 million and, as part of our debt reduction and refinancing activities in 2021, made a $100 million debt repayment.

Free Cash Flow

The following table reconciles net cash provided from operating activities, which we consider to be the most directly comparable U.S. GAAP measure, to Free Cash Flow using data derived from our audited consolidated financial statements.

	Three Months Ended
(In millions)	March 31,
	2022	2021
Net cash provided from operating activities	$47	$52
Property additions	(9)	(7)
Free Cash Flow	$39	$45

Contractual Obligations

Our 2021 Form 10-K includes disclosures of our contractual obligations and commitments as of December 31, 2021. We continue to make the contractually required payments, and, therefore, the 2022 obligations and commitments described in our 2021 Form 10-K have been reduced by the required payments.

Financial Position

The following discussion describes changes in our financial position from December 31, 2021 to March 31, 2022:

•Deferred revenue increased during the three months ended March 31, 2022, reflecting a net contract liability related to the recognition of monthly pay customer revenue on an other-than-straight-line basis to match the timing of cost recognition, offset, in part, by a decline in the number of first-year real estate home service plans.

•Other long-term liabilities decreased during the three months ended March 31, 2022, primarily due to the change in the valuation of our interest rate swap.

•Total shareholders’ equity was a deficit of $20 million as of March 31, 2022 compared to a surplus of $2 million as of December 31, 2021. The decrease was primarily driven by the repurchases of common stock, offset, in part, by the change in valuation of our interest rate swap during the three months ended March 31, 2022. See the condensed consolidated statements of changes in equity (deficit) included in Part I, Item 1 of this report for further information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Changes in macroeconomic conditions, including inflation, global supply chain challenges and the persistence of the COVID-19 pandemic, and its impact on existing home sales, interest rates, consumer confidence, labor availability, insurance costs and medical costs could have a material adverse impact on future results of operations.

We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt and by utilizing an interest rate swap. There have been no material changes to the market risk associated with debt obligations and other significant instruments from the risks described in Part II, Item 7A in our 2021 Form 10-K.

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

ITEM 1A. RISK FACTORS

For information regarding factors that could affect our business, financial condition or results of operations, see the risk factors discussed in Part I, Item 1A. “Risk Factors” in our 2021 Form 10-K. There have been no material changes to the risk factors disclosed in our 2021 Form 10-K. The risks described in our 2021 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial may also materially and adversely affect our business, financial condition or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs (in millions)
Jan. 1, 2022 through Jan. 31, 2022	531,123	$37.66	531,123	$277
Feb. 1, 2022 through Feb. 28, 2022	551,501	$36.26	551,501	$257
Mar. 1, 2022 through Mar. 31, 2022	—	$—	—	$257
Total	1,082,624	$36.95	1,082,624	$257

________________________________

(1)The average price paid per share is calculated on a trade date basis and excludes commission.

(2)On September 7, 2021, we announced a three-year repurchase authorization of up to $400 million of outstanding shares of our common stock over the three-year period from September 3, 2021 through September 3, 2024. As of March 31, 2022, we have purchased a total of 3,643,468 outstanding shares at an aggregate cost of $143 million under this program. See Liquidity and Capital Resources – Liquidity in Part I, Item 2 of this report for more information.

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

Date: May 5, 2022

Frontdoor, Inc.
(Registrant)

By:	/s/ Brian K. Turcotte
Brian K. Turcotte
Senior Vice President and Chief Financial Officer (Principal Financial Officer)