Form 10-Q
period 2022-06-30
Frontdoor, Inc.
filed 2022-08-04
CIK 1727263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________________________________________

FORM 10-Q

________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

Yes  ☐  No  ☒

The number of shares of the registrant’s common stock outstanding as of July 29, 2022: 81,489,619 shares of common stock, par value $0.01 per share.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(In millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue	$487	$462	$838	$791
Cost of services rendered	276	221	483	402
Gross Profit	211	242	355	390
Selling and administrative expenses	140	136	266	254
Depreciation and amortization expense	8	9	17	19
Restructuring charges	12	1	12	2
Interest expense	7	12	14	25
Interest and net investment income	—	—	—	(1)
Loss on extinguishment of debt	—	30	—	31
Income before Income Taxes	43	54	46	60
Provision for income taxes	10	14	12	15
Net Income	$33	$40	$35	$45
Other Comprehensive Income, Net of Income Taxes:
Net unrealized gain on derivative instruments	4	—	17	7
Total Comprehensive Income	$37	$41	$52	$53
Earnings per Share:
Basic	$0.40	$0.47	$0.42	$0.53
Diluted	$0.40	$0.47	$0.42	$0.53
Weighted-average Common Shares Outstanding:
Basic	82.1	85.5	82.2	85.5
Diluted	82.2	86.0	82.4	86.0

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Financial Position (Unaudited)

(In millions, except share data)

	As of
	June 30,	December 31,
	2022	2021
Assets:
Current Assets:
Cash and cash equivalents	$269	$262
Receivables, less allowance of $3 and $2, respectively	6	7
Contract asset	12	—
Prepaid expenses and other assets	24	25
Total Current Assets	310	295
Other Assets:
Property and equipment, net	66	66
Goodwill	512	512
Intangible assets, net	155	159
Operating lease right-of-use assets	10	17
Deferred customer acquisition costs	18	16
Other assets	4	5
Total Assets	$1,076	$1,069
Liabilities and Shareholders' Equity:
Current Liabilities:
Accounts payable	$96	$66
Accrued liabilities:
Payroll and related expenses	18	24
Home service plan claims	124	88
Other	23	28
Deferred revenue	126	155
Current portion of long-term debt	17	17
Total Current Liabilities	404	378
Long-Term Debt	600	608
Other Long-Term Liabilities:
Deferred taxes	40	41
Operating lease liabilities	17	19
Other long-term obligations	9	21
Total Other Long-Term Liabilities	66	81
Commitments and Contingencies (Note 7)
Shareholders' Equity:
Common stock, $0.01 par value; 2,000,000,000 shares authorized; 86,048,827 shares issued and 81,487,995 shares outstanding at June 30, 2022 and 85,798,765 shares issued and 83,232,481 shares outstanding as of December 31, 2021	1	1
Additional paid-in capital	80	70
Retained earnings	88	53
Accumulated other comprehensive loss	(1)	(18)
Less common stock held in treasury, at cost; 4,560,832 shares at June 30, 2022 and 2,566,284 shares as of December 31, 2021	(162)	(103)
Total Equity	6	2
Total Liabilities and Shareholders' Equity	$1,076	$1,069

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statement of Changes in Equity (Unaudited)

(In millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Common Stock
Balance at beginning of period	$1	$1	$1	$1
Balance at end of period	1	1	1	1
Additional Paid-in Capital
Balance at beginning of period	73	49	70	46
Exercise of stock options	—	—	—	2
Issuance of common stock	1	1	1	1
Taxes paid related to net share settlement of equity awards	—	—	(3)	(4)
Stock-based employee compensation	6	8	12	13
Balance at end of period	80	57	80	57
Retained Earnings (Accumulated Deficit)
Balance at beginning of period	55	(70)	53	(75)
Net income	33	40	35	45
Balance at end of period	88	(30)	88	(30)
Accumulated Other Comprehensive Loss
Balance at beginning of period	(5)	(26)	(18)	(33)
Other comprehensive income (loss), net of tax	4	—	17	7
Balance at end of period	(1)	(26)	(1)	(26)
Common Stock Held in Treasury
Balance at beginning of period	(143)	—	(103)	—
Repurchase of common stock	(19)	—	(59)	—
Balance at end of period	(162)	—	(162)	—
Total Equity	$6	$3	$6	$3

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Six Months Ended
	June 30,
	2022	2021
Cash and Cash Equivalents at Beginning of Period	$262	$597
Cash Flows from Operating Activities:
Net Income	35	45
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization expense	17	19
Deferred income tax provision	(6)	—
Stock-based compensation expense	12	13
Restructuring charges	12	2
Payments for restructuring charges	(1)	(1)
Loss on extinguishment of debt	—	31
Other	(1)	3
Change in working capital, net of acquisitions:
Receivables	1	—
Prepaid expenses and other current assets	(13)	(4)
Accounts payable	30	27
Deferred revenue	(30)	(25)
Accrued liabilities	29	14
Accrued interest payable	—	(9)
Current income taxes	9	5
Net Cash Provided from Operating Activities	94	119
Cash Flows from Investing Activities:
Purchases of property and equipment	(19)	(15)
Net Cash Used for Investing Activities	(19)	(15)
Cash Flows from Financing Activities:
Borrowings of debt, net of discount	—	638
Payments of debt and finance lease obligations	(8)	(985)
Debt issuance cost paid	—	(8)
Call premium paid on retired debt	—	(21)
Repurchase of common stock	(59)	—
Other financing activities	(2)	(2)
Net Cash Used for Financing Activities	(69)	(378)
Cash Increase (Decrease) During the Period	6	(274)
Cash and Cash Equivalents at End of Period	$269	$323

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

Frontdoor, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation

Frontdoor is the leading provider of home service plans in the United States, as measured by revenue, and operates under the American Home Shield, HSA, OneGuard and Landmark brands. Our customizable home service plans help customers protect and maintain their homes, typically their most valuable asset, from costly and unplanned breakdowns of essential home systems and appliances. Our home service plan customers usually subscribe to an annual service plan agreement that covers the repair or replacement of major components of more than 20 home systems and appliances, including electrical, plumbing, central HVAC systems, water heaters, refrigerators, dishwashers and ranges/ovens/cooktops, as well as optional coverages for electronics, pools, spas and pumps. Our operations also include our ProConnect on-demand home services business and Streem, a technology platform that uses augmented reality, computer vision and machine learning to, among other things, help home service professionals more quickly and accurately diagnose breakdowns and complete repairs. At June 30, 2022, we had 2.2 million active home service plans across all 50 states and the District of Columbia.

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

During the first six months of 2022, our financial condition and results of operations were adversely impacted by the following:

•The challenging home seller’s market, driven, in part, by extremely low home inventory levels, continued to constrain demand for home service plans in the first-year real estate channel.

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

The COVID-19 Pandemic

The implications of the ongoing COVID-19 pandemic on our results of operations and overall financial performance remain uncertain. Given the emergence of COVID-19 variants and surges in COVID-19 cases, a significant number of people may continue to spend greater time at home, which may result in a continued increase in usage of home systems and appliances and demand for our services and a resulting increase in service-related costs. We also expect that industry-wide supply chain challenges may continue to contribute to increased costs and impact the customer experience, which may affect customer retention. Accordingly, the COVID-19 situation remains very fluid, and we continue to adjust our response in real time. It remains difficult to predict the overall continuing impact the COVID-19 pandemic will have on our business.

f

Note 2. Significant Accounting Policies

Our significant accounting policies are described in Note 2 to the audited consolidated financial statements included in our 2021 Form 10-K. There have been no material changes to the significant accounting policies for the six months ended June 30, 2022.

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

We disaggregate revenue from contracts with customers into major customer acquisition channels. We determined that disaggregating revenue into these categories depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Revenue by major customer acquisition channel is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2022	2021	2022	2021
Renewals	$347	$316	$593	$539
Real estate(1)	57	77	102	134
Direct-to-consumer(1)	66	57	112	98
Other	18	13	31	20
Total	$487	$462	$838	$791

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

Costs to obtain a contract with a customer

We capitalize the incremental costs of obtaining a contract with a customer, primarily sales commissions, and recognize the expense using the input method in proportion to the costs expected to be incurred in performing services under the contract, over the expected customer relationship period. Deferred customer acquisition costs were $18 million and $16 million as of June 30, 2022 and December 31, 2021, respectively. Amortization of these deferred acquisition costs was $6 million for each of the three months ended June 30, 2022 and 2021 and $10 million for each of the six months ended June 30, 2022 and 2021. There were no impairment losses in relation to these capitalized costs.

Contract balances

Timing of revenue recognition may differ from the timing of invoicing to customers. Contracts with customers, including contracts resulting from customer renewals, are generally for a period of one year. We record a receivable related to revenue recognized on services once we have an unconditional right to invoice and receive payment in the future related to the services provided. All accounts receivable are recorded within Receivables, less allowances, in the accompanying condensed consolidated statements of financial position. We invoice our monthly-pay customers on a straight-line basis over the contract term. As a result, a contract asset is created when revenue is recognized on monthly-pay customers before being billed. As of June 30, 2022, a contract asset of $12 million was recorded related to the recognition of monthly-pay customer revenue on an other-than-straight-line basis to match the timing of cost recognition.

Deferred revenue represents a contract liability and is recognized when cash payments are received in advance of the performance of services, including when the amounts are refundable. Amounts are recognized as revenue in proportion to the costs expected to be incurred in performing services under our contracts. Deferred revenue was $126 million and $155 million as of June 30, 2022 and December 31, 2021, respectively.

Changes in deferred revenue for the six months ended June 30, 2022 were as follows:

(In millions)	Deferred Revenue
Balance as of December 31, 2021	$155
Deferral of revenue	136
Recognition of deferred revenue	(166)
Balance as of June 30, 2022	$126

There was approximately $62 million and $122 million of revenue recognized in the three and six months ended June 30, 2022, respectively, that was included in the deferred revenue balance as of December 31, 2021. Deferred revenue decreased during the six months ended June 30, 2022, reflecting a decline in the number of first-year real estate home service plans.

Note 4. Goodwill and Intangible Assets

Goodwill and indefinite-lived intangible assets are not amortized and are subject to assessment for impairment on an annual basis or more frequently if circumstances indicate a potential impairment. An assessment for impairment is performed on October 1 of every year. The balance of goodwill was $512 million as of June 30, 2022 and December 31, 2021. There were no goodwill or trade name impairment charges recorded in the six months ended June 30, 2022 and 2021. There were no accumulated impairment losses recorded as of June 30, 2022 and December 31, 2021.

The table below summarizes the other intangible asset balances:

	As of June 30, 2022			As of December 31, 2021
(In millions)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trade names(1)	$141	$—	$141	$141	$—	$141
Customer relationships	173	(172)	—	173	(172)	—
Developed technology	25	(15)	10	25	(12)	13
Other	37	(33)	4	37	(32)	5
Total	$375	$(220)	$155	$375	$(216)	$159

_____________________________

(1)Not subject to amortization.

Amortization expense was $2 million and $3 million for the three months ended June 30, 2022 and 2021, respectively, and $4 million and $6 million for the six months ended June 30, 2022 and 2021, respectively. The following table outlines expected amortization expense for existing intangible assets for the remainder of 2022 and the next five years:

(In millions)
2022 (remainder)	$4
2023	6
2024	4
2025	—
2026	—
2027	—
Total	$15

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

We recognized operating lease expense of $1 million for each of the three months ended June 30, 2022 and 2021 and $2 million for each of the six months ended June 30, 2022 and 2021. These expenses are included in Selling and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive income.

Supplemental cash flow information related to operating leases is as follows:

	Six Months Ended
	June 30,
(In millions)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities	$3	$2
Leased assets obtained in exchange for new lease liabilities	—	6

Supplemental balance sheet information related to operating leases is as follows:

	As of
	June 30,	December 31,
(In millions)	2022	2021
Operating lease right-of-use assets	$15	$22
Less lease incentives	(5)	(5)
Operating lease right-of-use assets, net	$10	$17

Other accrued liabilities	$4	$4
Operating lease liabilities	17	19
Total operating lease liabilities	$21	$23

The following table presents maturities of our operating lease liabilities as of June 30, 2022.

(In millions)
2022 (remainder)	$3
2023	5
2024	3
2025	2
2026	2
2027	2
Thereafter	10
Total lease payments	27
Less imputed interest	(6)
Total	$21

Sublease of Company Headquarters

It is the intent of the company to sublease our corporate headquarters facility in Memphis, Tennessee. As a result of us exiting the facility on June 27, 2022, with intent to sublease, we incurred a non-cash impairment charge of $11 million for the three and six months ended June 30, 2022.

Note 6. Income Taxes

As required by ASC 740, we compute interim period income taxes by applying an anticipated annual effective tax rate to our year-to-date income or loss from operations before income taxes, except for significant unusual or infrequently occurring items. Our estimated tax rate is adjusted each quarter in accordance with ASC 740. The effective tax rate on income was 23.2 percent and 26.0 percent for the three months ended June 30, 2022 and 2021, respectively, and 25.1 percent and 24.5 percent for six months ended June 30, 2022 and 2021, respectively. The decrease in the effective tax rate for the three months ended June 30, 2022 compared to 2021 is primarily due to share-based awards and income tax credits, offset, in part, by an increase in state income taxes. The increase in the effective tax rate for the six months ended June 30, 2022 compared to 2021 is primarily due to share-based awards and state income taxes, offset, in part, by an increase in income tax credits.

We are subject to taxation in the United States, various states and foreign jurisdictions. Substantially all of our income before income taxes for the six months ended June 30, 2022 and 2021 was generated in the United States.

Note 7. Restructuring Charges

We incurred restructuring charges of $12 million ($9 million, net of tax) and $1 million (less than $1 million, net of tax) for the three months ended June 30, 2022 and 2021, respectively, and $12 million ($9 million, net of tax) and $2 million ($1 million, net of tax) for the six months ended June 30, 2022 and 2021, respectively.

For the three and six months ended June 30, 2022, restructuring charges primarily comprised an $11 million impairment charge related to our Memphis headquarters facility operating lease right-of-use asset and leasehold improvements and $1 million of severance and other costs. The impairment was the result of vacating the facility with the intent to sublease.

For the three months ended June 30, 2021, restructuring charges primarily comprised accelerated depreciation of certain technology systems driven by efforts to enhance our technological capabilities.

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

As of December 31, 2021, there were less than $1 million of restructuring charges accrued, which were paid or otherwise settled during the six months ended June 30, 2022. As of June 30, 2022, there were $1 million in accrued restructuring charges in the accompanying condensed consolidated statements of financial position.

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

Note 9. Stock-Based Compensation

We recognized stock-based compensation expense of $6 million ($4 million, net of tax) and $8 million ($6 million, net of tax) for the three months ended June 30, 2022 and 2021, respectively, and $12 million ($10 million, net of tax) and $13 million ($10 million, net of tax) for the six months ended June 30, 2022 and 2021, respectively. These charges are included in Selling and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive income.

A summary of awards granted under the Omnibus Plan during the six months ended June 30, 2022 is presented below:

	Number of	Weighted Avg.	Weighted Avg.	Weighted Avg.
	Awards	Exercise	Grant Date	Vesting
	Granted	Price	Fair Value	Period
Stock options	568,623	$28.64	$14.54	4.00
Performance options(1)	272,503	24.74	11.50	4.00
Restricted stock units	1,186,002		27.97	3.00
Performance shares(2)	285,801		28.03	3.00

_____________________________

(1)The number of performance options granted during the six months ended June 30, 2022 represents the target value of the awards. The performance options contain a market condition that is based on our share price target, and the ultimate number of performance options to be earned depends on the achievement of this market condition.

(2)The number of performance shares granted during the six months ended June 30, 2022 represents the target value of the awards. The performance shares contain a performance condition that is based on our revenue target, and the ultimate number of performance shares to be earned depends on the achievement of this performance condition.

As of June 30, 2022, there was $57 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options, restricted stock units (“RSUs”), performance shares and restricted stock awards (“RSAs”). These remaining costs are expected to be recognized over a weighted-average period of 2.48 years.

Note 10. Long-Term Debt

Long-term debt is summarized in the following table:

	As of
	June 30,	December 31,
(In millions)	2022	2021
Term Loan A maturing in 2026(1)	$245	$252
Term Loan B maturing in 2028(2)	371	373
Revolving Credit Facility maturing in 2026	—	—
Less current portion	(17)	(17)
Total long-term debt	$600	$608

___________________________________

(1)As of June 30, 2022, and December 31, 2021, each presented net of $2 million in unamortized debt issuance costs.

(2)As of June 30, 2022, and December 31, 2021, each presented net of $3 million in unamortized debt issuance costs and $2 million in unamortized original issue discount.

Scheduled Long-term Debt Payments

As of June 30, 2022, future scheduled long-term debt payments are $8 million for the remainder of 2022, $17 million for each of the years ending December 31, 2023 through 2025, $205 million for the year ending December 31, 2026 and $4 million for the year ending December 31, 2027.

Note 11. Supplemental Cash Flow Information

Supplemental information relating to the accompanying condensed consolidated statements of cash flows is presented in the following table:

	Six Months Ended
	June 30,
(In millions)	2022	2021
Cash paid for (received from):
Interest expense	$13	$33
Income tax payments, net of refunds	9	10

Note 12. Comprehensive Income (Loss)

Comprehensive income (loss), which includes net income (loss) and unrealized gain (loss) on derivative instruments, is disclosed in the accompanying condensed consolidated statements of operations and comprehensive income and condensed consolidated statements of changes in equity.

The following tables summarize the activity in AOCI, net of the related tax effects.

	Unrealized
	Loss
(In millions)	on Derivatives	Total
Balance as of December 31, 2021	$(18)	$(18)
Other comprehensive income (loss) before reclassifications:
Pre-tax amount	18	18
Tax provision (benefit)	4	4
After-tax amount	14	14
Amounts reclassified from accumulated other comprehensive income (loss)(1)	4	4
Net current period other comprehensive income (loss)	17	17
Balance as of June 30, 2022	$(1)	$(1)

Balance as of December 31, 2020	$(33)	$(33)
Other comprehensive income (loss) before reclassifications:
Pre-tax amount	5	5
Tax provision (benefit)	1	1
After-tax amount	4	4
Amounts reclassified from accumulated other comprehensive income (loss)(1)	4	4
Net current period other comprehensive income (loss)	7	7
Balance as of June 30, 2021	$(26)	$(26)

___________________________________

(1)Amounts are net of tax. See reclassifications out of AOCI below for further details.

Reclassifications out of AOCI included the following components.

	Amounts Reclassified from Accumulated
	Other Comprehensive Income (Loss)
	Six Months Ended
	June 30,		Condensed Consolidated Statements of
(In millions)	2022	2021	Operations and Comprehensive Income Location
Loss on interest rate swap contract	$(5)	$(5)	Interest expense
Impact of income taxes	1	1	Provision for income taxes
Total reclassifications related to derivatives	$(4)	$(4)
Total reclassifications for the period	$(4)	$(4)

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

The effective portion of the gain or loss on our interest rate swap contract is recorded in AOCI. These amounts are reclassified into earnings in the same period or periods during which the hedged forecasted debt interest settlement affects earnings. See Note 13 to the accompanying condensed consolidated financial statements for the effective portion of the gain or loss on derivative instruments recorded in AOCI and for the amounts reclassified out of AOCI and into earnings. As the underlying forecasted transactions occur during the next 12 months, the unrealized hedging loss in AOCI expected to be recognized in earnings is less than one million, net of tax, as of June 30, 2022. The amounts that are ultimately reclassified into earnings will be based on actual interest rates at the time the positions are settled and may differ materially from the amount noted above.

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

The period-end carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The carrying amount of total debt was $617 million and $625 million, and the estimated fair value was $613 million and $630 million as of June 30, 2022 and December 31, 2021, respectively. The fair value of our debt is estimated based on available market prices for the same or similar instruments that are considered significant other observable inputs (Level 2) within the fair value hierarchy. The fair values presented reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value estimates presented in this report are based on information available to us as of June 30, 2022 and December 31, 2021.

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

We did not change our valuation techniques for measuring the fair value of any financial assets and liabilities during the six months ended June 30, 2022. Transfers between levels, if any, are recognized at the end of the reporting period. There were no transfers between levels during the six months ended June 30, 2022 and 2021.

The carrying amount and estimated fair value of our financial instruments that are recorded at fair value on a recurring basis are as follows:

			Estimated Fair Value Measurements
(In millions)	Statement of Financial Position Location	Carrying Value	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2022:
Financial Liabilities:
Interest rate swap contract	Other accrued liabilities	$—	$—	$—	$—
	Other long-term obligations	1	—	1	—
Total financial liabilities		$1	$—	$1	$—

As of December 31, 2021:
Financial Liabilities:
Interest rate swap contract	Other accrued liabilities	$9	$—	$9	$—
	Other long-term obligations	15	—	15	—
Total financial liabilities		$24	$—	$24	$—

Note 15. Share Repurchase Program

On September 7, 2021, we announced a three-year repurchase authorization of up to $400 million of outstanding shares of our common stock over the three-year period from September 3, 2021 through September 3, 2024.

Purchases of outstanding shares are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share data)	2022	2021	2022	2021
Number of shares purchased	0.8	—	1.9	$—
Average price paid per share(1)	$22.16	$—	$30.51	—
Cost of shares purchased	$19	—	$59	—

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

Basic and diluted earnings per share are calculated as follows:

Basic and diluted earnings per share are calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share data)	2022	2021	2022	2021
Net Income	$33	$40	$35	$45
Weighted-average common shares outstanding	82.1	85.5	82.2	85.5
Effect of dilutive securities:
RSUs(1)	—	0.2	—	0.3
Stock options(2)	0.1	0.2	0.2	0.2
Weighted-average common shares outstanding - assuming dilution	82.2	86.0	82.4	86.0
Basic earnings per share	$0.40	$0.47	$0.42	$0.53
Diluted earnings per share	$0.40	$0.47	$0.42	$0.53

___________________________________

(1)RSUs of 1.0 million and 0.2 million shares for the three months ended June 30, 2022 and 2021, respectively, and 0.9 million and 0.1 million shares for the six months ended June 30, 2022 and 2021, respectively, were not included in the diluted earnings per share calculation because their effect would have been anti-dilutive.

(2)Options to purchase 1.6 million and 0.2 million shares for the three months ended June 30, 2022 and 2021, respectively, and 1.4 million and 0.1 million shares for the six months ended June 30, 2022 and 2021, respectively, were not included in the diluted earnings per share calculation because their effect would have been anti-dilutive.

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

•increases in parts, appliance and home system prices, and other operating costs;

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

Overview

Frontdoor is the leading provider of home service plans in the United States, as measured by revenue, and operates under the American Home Shield, HSA, OneGuard and Landmark brands. Our customizable home service plans help customers protect and maintain their homes, typically their most valuable asset, from costly and unplanned breakdowns of essential home systems and appliances. Our home service plan customers usually subscribe to an annual service plan agreement that covers the repair or replacement of major components of more than 20 home systems and appliances, including electrical, plumbing, central HVAC systems, water heaters, refrigerators, dishwashers and ranges/ovens/cooktops, as well as optional coverages for electronics, pools, spas and pumps. Our operations also include our ProConnect on-demand home services business and Streem, a technology platform that uses augmented reality, computer vision and machine learning to, among other things, help home service professionals more quickly and accurately diagnose breakdowns and complete repairs. At June 30, 2022, we had 2.2 million active home service plans across all 50 states and the District of Columbia.

For the three months ended June 30, 2022 and 2021, we generated revenue, net income and Adjusted EBITDA of $487 million, $33 million and $77 million, respectively, and $462 million, $40 million and $114 million, respectively. For the six months ended June 30, 2022 and 2021, we generated revenue, net income and Adjusted EBITDA of $838 million, $35 million and $102 million, respectively, and $791 million, $45 million and $150 million, respectively.

For the six months ended June 30, 2022, our total operating revenue included 71 percent of revenue derived from existing customer renewals, while 12 percent and 13 percent were derived from new home service plan sales made in conjunction with existing home real estate transactions and direct-to-consumer sales, respectively, and three percent was derived from other revenue channels.

For the six months ended June 30, 2021, our total operating revenue included 68 percent of revenue derived from existing customer renewals, while 17 percent and 12 percent were derived from new home service plan sales made in conjunction with existing home real estate transactions and direct-to-consumer sales, respectively, and three percent was derived from other revenue channels.

New CEO Appointment

On May 20, 2022, we announced the appointment of William Cobb, Chairman of the Board of Directors of the Company, as Chief Executive Officer of the Company, effective June 1, 2022. Mr. Cobb has served as Chairman of the Board since October 2018 and continues to hold that office.

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

During the first six months of 2022, our financial condition and results of operations were adversely impacted by the following:

•The challenging home seller’s market, driven, in part, by extremely low home inventory levels, continued to constrain demand for home service plans in the first-year real estate channel.

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

The COVID-19 Pandemic

The implications of the ongoing COVID-19 pandemic on our results of operations and overall financial performance remain uncertain. Given the emergence of COVID-19 variants and surges in COVID-19 cases, a significant number of people may continue to spend greater time at home, which may result in a continued increase in usage of home systems and appliances and demand for our services and a resulting increase in service-related costs. We also expect that industry-wide supply chain challenges may continue to contribute to increased costs and impact the customer experience, which may affect customer retention. Accordingly, the COVID-19 situation remains very fluid, and we continue to adjust our response in real time. It remains difficult to predict the overall continuing impact the COVID-19 pandemic will have on our business.

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

Effect of Weather Conditions

The demand for our services, and our results of operations, are affected by weather conditions. Extreme temperatures can lead to an increase in service requests related to home systems, particularly central HVAC systems, resulting in higher claim frequency and costs and lower profitability. For example, contract claims costs were unfavorably impacted by the extremely hot weather across the country during the second quarter of 2022 as compared to 2021. Weather conditions that have a potentially favorable impact to our business include mild winters or summers, which can lead to lower home systems claim frequency.

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

Acquisition Activity

We anticipate that the highly fragmented nature of the home service plan category will continue to create strategic opportunities for acquisitions. Historically, we have used acquisitions to cost-effectively grow our customer base in high-growth geographies, and we intend to continue to do so. We may also explore opportunities to make strategic acquisitions that will expand our service offering in the broader home services industry. We have also used acquisitions to enhance our technological capabilities and geographic presence. In 2019, we acquired Streem to support the service experience for our customers, reduce costs and create potentially new revenue opportunities across a variety of channels.

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

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Form 10-K. There have been no material changes to our critical accounting policies for the six months ended June 30, 2022, certain of which are described below.

Goodwill and Intangible Assets

In accordance with applicable accounting standards, goodwill and indefinite-lived intangible assets are not amortized and are subject to assessment for impairment on an annual basis, or more frequently, if circumstances indicate a potential impairment. As of June 30, 2022, we do not believe there are any circumstances, including those related to COVID-19, that would indicate a potential impairment of our goodwill or indefinite-lived intangible assets. We will continue to monitor the macroeconomic impacts on our business in our ongoing evaluation of potential impairments.

During the third quarter of 2022, we will continue our evaluation of the long-term plan for the Streem reporting unit. We will be more focused on integrating Streem’s technology into the core business and will be less focused on selling this technology platform to third-party customers; therefore, an impairment of goodwill and intangible assets at Streem is reasonably possible.

Results of Operations

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

	Three Months Ended		Increase
	June 30,		(Decrease)	% of Revenue
(In millions)	2022	2021	2022 vs. 2021	2022	2021
Revenue	$487	$462	5%	100%	100%
Cost of services rendered	276	221	25	57	48
Gross Profit	211	242	(13)	43	52
Selling and administrative expenses	140	136	4	29	29
Depreciation and amortization expense	8	9	(9)	2	2
Restructuring charges	12	1	*	2	—
Interest expense	7	12	(40)	1	3
Loss on extinguishment of debt	—	30	*	—	7
Income before Income Taxes	43	54	(21)	9	12
Provision for income taxes	10	14	(29)	2	3
Net Income	$33	$40	(18)%	7%	9%

_______________________________

* not meaningful

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

	Six Months Ended		Increase
	June 30,		(Decrease)	% of Revenue
(In millions)	2022	2021	2022 vs. 2021	2022	2021
Revenue	$838	$791	6%	100%	100%
Cost of services rendered	483	402	20	58	51
Gross Profit	355	390	(9)	42	49
Selling and administrative expenses	266	254	5	32	32
Depreciation and amortization expense	17	19	(10)	2	2
Restructuring charges	12	2	*	1	—
Interest expense	14	25	(45)	2	3
Interest and net investment (income) loss	—	(1)	*	—	—
Loss on extinguishment of debt	—	31	*	—	4
Income before Income Taxes	46	60	(23)	6	8
Provision for income taxes	12	15	(21)	1	2
Net Income	$35	$45	(23)%	4%	6%

_______________________________

* not meaningful

Revenue

We reported revenue of $487 million and $462 million for the three months ended June 30, 2022 and 2021, respectively, and $838 million and $791 million for the six months ended June 30, 2022 and 2021, respectively. Revenue by major customer acquisition channel is as follows:

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

	Three Months Ended
	June 30,
(In millions)	2022	2021	Increase (Decrease)
Renewals	$347	$316	$31	10%
Real estate(1)	57	77	(20)	(26)
Direct-to-consumer(1)	66	57	8	15
Other	18	13	5	43
Total revenue	$487	$462	$25	5%

________________________________

(1)First-year revenue only.

Revenue increased five percent for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily driven by higher renewal revenue due to improved price realization and growth in the number of renewed home service plans. The decrease in real estate revenue primarily reflects a decline in the number of first-year real estate home service plans driven by a continuation of the challenging home seller’s market. The increase in direct-to-consumer revenue primarily reflects improved price realization and a mix shift to higher priced products. The increase in other revenue was driven by growth in ProConnect.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

	Six Months Ended
	June 30,
(In millions)	2022	2021	Increase (Decrease)
Renewals	$593	$539	$54	10%
Real estate(1)	102	134	(32)	(24)
Direct-to-consumer(1)	112	98	14	14
Other	31	20	10	51
Total revenue	$838	$791	$47	6%

________________________________

(1)First-year revenue only.

Revenue increased six percent for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily driven by higher renewal revenue due to improved price realization and growth in the number of renewed home service plans. The decrease in real estate revenue primarily reflects a decline in the number of first-year real estate home service plans driven by a continuation of the challenging home seller’s market. The increase in direct-to-consumer revenue primarily reflects improved price realization and a mix shift to higher priced products. The increase in other revenue was driven by growth in ProConnect.

Number of home service plans, growth in number of home service plans and customer retention rate are presented below.

	As of
	June 30,
(In millions)	2022	2021
Number of home service plans	2.17	2.24
(Reduction) growth in number of home service plans	(3)%	3%
Customer retention rate	74.4%	74.9%

The number of home service plans and customer retention rate as of June 30, 2022 were negatively impacted by a decline in the number of first-year real estate home service plans, which was driven by a continuation of the challenging home seller’s market, as well as the impact on customer experience of industry-wide supply chain challenges.

Cost of Services Rendered

We reported cost of services rendered of $276 million and $221 million for the three months ended June 30, 2022 and 2021, respectively, and $483 million and $402 million for the six months ended June 30, 2022 and 2021, respectively. The following tables provide a summary of changes in cost of services rendered:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2022	2021	2022	2021
Contract claims cost	$272	$217	$474	$394
Bad debt expense	4	4	9	8
Total	$276	$221	$483	$402

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

(In millions)
Three Months Ended June 30, 2021	$221
Impact of change in revenue	2
Contract claims costs	53
Three Months Ended June 30, 2022	$276

The increase in contract claims costs primarily reflects an acceleration of inflationary cost pressures, including rising contractor-related expenses and higher parts and equipment costs. Contract claims costs were also unfavorably impacted by the extremely hot weather across the country during the second quarter. In addition, contract claims costs for the second quarter of 2022 include a $7 million unfavorable adjustment related to the adverse development of prior period claims.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

(In millions)
Six Months Ended June 30, 2021	$402
Impact of change in revenue	3
Contract claims costs	77
Bad debt expense	2
Six Months Ended June 30, 2022	$483

The increase in contract claims costs primarily reflects an acceleration of inflationary cost pressures, including rising contractor-related expenses and higher parts and equipment costs. Contract claims costs were also unfavorably impacted by the extremely hot weather across the country during the second quarter. In addition, contract claims costs for the six months ended June 30, 2022 include a $12 million unfavorable adjustment related to the adverse development of prior period claims.

Selling and Administrative Expenses

We reported selling and administrative expenses of $140 million and $136 million for the three months ended June 30, 2022 and 2021, respectively, and $266 million and $254 million for the six months ended June 30, 2022 and 2021, respectively. The following tables provide a summary of changes in selling and administrative expenses:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2022	2021	2022	2021
Sales and marketing costs	$72	$67	$128	$121
Customer service costs	30	30	58	57
General and administrative costs	38	39	80	76
Total	$140	$136	$266	$254

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

(In millions)
Three Months Ended June 30, 2021	$136
Sales and marketing costs	6
Stock-based compensation expense	(2)
General and administrative costs	1
Three Months Ended June 30, 2022	$140

The increase in sales and marketing costs was primarily driven by increased investments to drive sales growth in the home service plan direct-to-consumer channel and ProConnect. General and administrative costs increased primarily due to increased professional fees.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

(In millions)
Six Months Ended June 30, 2021	$254
Sales and marketing costs	10
Stock-based compensation expense	(1)
General and administrative costs	4
Six Months Ended June 30, 2022	$266

The increase in sales and marketing costs was primarily driven by increased investments to drive sales growth in the home service plan direct-to-consumer channel and ProConnect. General and administrative costs increased primarily due to increased professional fees and higher personnel costs.

Depreciation and Amortization Expense

Depreciation expense was $7 million and $6 million for the three months ended June 30, 2022 and 2021, respectively, and $13 million and $12 million for the six months ended June 30, 2022 and 2021, respectively. Amortization expense was $2 million and $3 million for the three months ended June 30, 2022 and 2021, respectively, and $4 million and $6 million for the six months ended June 30, 2022 and 2021, respectively. The decrease in amortization expense was due to certain intangible assets becoming fully amortized during 2021.

Restructuring Charges

Restructuring charges were $12 million and $1 million for the three months ended June 30, 2022 and 2021, respectively, and $12 million and $2 million for the six months ended June 30, 2022 and 2021, respectively.

For the three and six months ended June 30, 2022, restructuring charges primarily comprised an $11 million impairment charge related to our Memphis headquarters facility operating lease right-of-use asset and leasehold improvements and $1 million of severance and other costs. The impairment was the result of vacating the facility with the intent to sublease.

For the three months ended June 30, 2021, restructuring charges primarily comprised accelerated depreciation of certain technology systems driven by efforts to enhance our technological capabilities.

For the six months ended June 30, 2021, restructuring charges comprised $1 million of accelerated depreciation of certain technology systems driven by efforts to enhance our technological capabilities and $1 million of severance and other costs.

Interest Expense

Interest expense was $7 million and $12 million for the three months ended June 30, 2022 and 2021, respectively, and $14 million and $25 million for the six months ended June 30, 2022 and 2021, respectively. The decrease was driven by our debt reduction and refinancing activities in 2021.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $30 million and $31 million for the three and six months ended June 30, 2021, respectively. Amounts relate to our debt reduction and refinancing activities in 2021. There were no such charges for the three and six months ended June 30, 2022.

Provision for Income Taxes

The effective tax rate on income was 23.2 percent and 26.0 percent for the three months ended June 30, 2022 and 2021, respectively, and 25.1 percent and 24.5 percent for the six months ended June 30, 2022 and 2021, respectively. The decrease in the effective tax rate for the three months ended June 30, 2022 compared to 2021 is primarily due to share-based awards and income tax credits, offset, in part, by an increase in state income taxes. The increase in the effective tax rate for the six months ended June 30, 2022 compared to 2021 is primarily due to share-based awards and state income taxes, offset, in part, by an increase in income tax credits.

Net Income

Net income was $33 million and $40 million for the three months ended June 30, 2022 and 2021, respectively, and $35 million and $45 million for the six months ended June 30, 2022 and 2021, respectively. For both the three and six months ended June 30, 2022 compared to 2021, the decrease in net income was primarily driven by the decrease in the aforementioned operating results and the increase in restructuring charges, offset, in part, by the decrease in interest expense and the impact of the prior year loss on extinguishment of debt.

Adjusted EBITDA

Adjusted EBITDA was $77 million and $114 million for the three months ended June 30, 2022 and 2021, respectively, and $102 million and $150 million for the six months ended June 30, 2022 and 2021, respectively. The following tables provide a summary of changes in our Adjusted EBITDA:

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

(In millions)
Three Months Ended June 30, 2021	$114
Impact of change in revenue	23
Contract claims costs	(53)
Sales and marketing costs	(6)
General and administrative costs	(1)
Three Months Ended June 30, 2022	$77

The increase in contract claims costs primarily reflects an acceleration of inflationary cost pressures, including rising contractor-related expenses and higher parts and equipment costs. Contract claims costs were also unfavorably impacted by the extremely hot weather across the country during the second quarter. In addition, contract claims costs for the second quarter of 2022 include a $7 million unfavorable adjustment related to the adverse development of prior period claims.

The increase in sales and marketing costs was primarily driven by increased investments to drive sales growth in the home service plan direct-to-consumer channel and ProConnect. General and administrative costs increased primarily due to increased professional fees.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

(In millions)
Six Months Ended June 30, 2021	$150
Impact of change in revenue	44
Contract claims costs	(77)
Sales and marketing costs	(10)
General and administrative costs	(4)
Bad debt expense	(2)
Six Months Ended June 30, 2022	$102

The increase in contract claims costs primarily reflects an acceleration of inflationary cost pressures, including rising contractor-related expenses and higher parts and equipment costs. Contract claims costs were also unfavorably impacted by the extremely hot weather across the country during the second quarter. In addition, contract claims costs for the six months ended June 30, 2022 include a $12 million unfavorable adjustment related to the adverse development of prior period claims.

The increase in sales and marketing costs was primarily driven by increased investments to drive sales growth in the home service plan direct-to-consumer channel and ProConnect. General and administrative costs increased primarily due to increased professional fees and higher personnel costs.

A reconciliation of Net Income to Adjusted EBITDA is presented below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2022	2021	2022	2021
Net Income	$33	$40	$35	$45
Depreciation and amortization expense	8	9	17	19
Restructuring charges(1)	12	1	12	2
Provision for income taxes	10	14	12	15
Non-cash stock-based compensation expense(2)	6	8	12	13
Interest expense	7	12	14	25
Loss on extinguishment of debt(3)	—	30	—	31
Adjusted EBITDA	$77	$114	$102	$150

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

Liquidity and Capital Resources

Liquidity

A substantial portion of our liquidity needs are due to debt service requirements on our indebtedness. The Credit Agreement contains covenants that limit or restrict our ability, including the ability of certain of our subsidiaries, to incur additional indebtedness, repurchase debt, incur liens, sell assets, make certain payments (including dividends) and enter into transactions with affiliates. As of June 30, 2022, we were in compliance with the covenants under the agreements that were in effect on such date. Based on current conditions, we do not believe the COVID-19 pandemic will affect our ongoing ability to meet the covenants in our debt instruments, including our Credit Agreement.

Cash and cash equivalents totaled $269 million and $262 million as of June 30, 2022 and December 31, 2021, respectively. Our cash and cash equivalents include balances associated with regulatory requirements in our business. See “—Limitations on Distributions and Dividends by Subsidiaries.” As of June 30, 2022, and December 31, 2021, the total net assets subject to these third-party restrictions was $159 million and $175 million, respectively. As of June 30, 2022, there were $2 million of letters of credit outstanding and $248 million of available borrowing capacity under the Revolving Credit Facility. The letters of credit are posted in lieu of cash to satisfy regulatory requirements in certain states in which we operate. Available liquidity was $357 million at June 30, 2022, consisting of $109 million of cash not subject to third-party restrictions and $248 million of available borrowing capacity under the Revolving Credit Facility. We currently believe that cash generated from operations, our cash on hand and available borrowing capacity under the Revolving Credit Facility at June 30, 2022 will provide us with sufficient liquidity to meet our obligations in the short- and long-term.

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

On September 7, 2021, we announced a three-year repurchase authorization of up to $400 million of outstanding shares of our common stock. We expect to fund the share repurchases from net cash provided from operating activities. As of June 30, 2022, we have purchased a total of 4,478,194 outstanding shares at an aggregate cost of $162 million under this program, which is included in treasury stock on the condensed consolidated statements of financial position. Purchases under the repurchase program may be made from time to time by the company in the open market at prevailing market prices (including through a Rule 10b5-1 Plan), in privately negotiated transactions, or through any combination of these methods, through September 3, 2024. The actual timing, number, manner and value of any shares repurchased will depend on several factors, including the market price of the company’s stock, general market and economic conditions, the company’s liquidity requirements, applicable legal requirements and other business considerations. The repurchase program does not obligate us to acquire any number of shares in any specific period or at all and may be suspended or discontinued at any time at our discretion.

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

	Six Months Ended
	June 30,
(In millions)	2022	2021
Net cash provided from (used for):
Operating activities	$94	$119
Investing activities	(19)	(15)
Financing activities	(69)	(378)
Cash (decrease) increase during the period	$6	$(274)

Operating Activities

Net cash provided from operating activities was $94 million and $119 million for the six months ended June 30, 2022 and 2021, respectively.

Net cash provided from operating activities in 2022 comprised $68 million in earnings adjusted for non-cash charges and $26 million in cash provided from working capital. Cash provided from working capital was primarily driven by seasonality.

Net cash provided from operating activities in 2021 comprised $112 million in earnings adjusted for non-cash charges and an $8 million decrease in cash required for working capital. The decrease in cash required for working capital was driven by seasonality and growth in our underlying business, offset, in part, by interest payments made in connection with the redemption of the 2026 Notes.

Investing Activities

Net cash used for investing activities was $19 million and $15 million for the six months ended June 30, 2022 and 2021, respectively.

Capital expenditures were $19 million and $15 million for the six months ended June 30, 2022 and 2021, respectively, and included recurring capital needs and technology projects. We expect capital expenditures for the full year 2022 relating to recurring capital needs and the continuation of investments in information systems and productivity enhancing technology to be approximately $40 million to $50 million. We have no additional material capital commitments at this time.

Financing Activities

Net cash used for financing activities was $69 million and $378 million for the six months ended June 30, 2022 and 2021, respectively.

For the six months ended June 30, 2022, we made scheduled principal payments of debt and finance lease obligations of $8 million and purchased outstanding shares at an aggregate cost of $59 million.

For the six months ended June 30, 2021, as part of our debt reduction and refinancing activities in 2021, we borrowed $638 million, net of discount, under the Term Loan Facilities and redeemed the remaining outstanding principal amounts of $634 million of the Prior Term Loan Facility and $350 million of the 2026 Notes. In connection with the repayments, we paid a “make-whole” redemption premium of $21 million on the 2026 Notes and debt issuance costs of $8 million.

Free Cash Flow

The following table reconciles net cash provided from operating activities, which we consider to be the most directly comparable U.S. GAAP measure, to Free Cash Flow using data derived from our audited consolidated financial statements.

	Six Months Ended
(In millions)	June 30,
	2022	2021
Net cash provided from operating activities	$94	$119
Property additions	(19)	(15)
Free Cash Flow	$75	$104

Contractual Obligations

Our 2021 Form 10-K includes disclosures of our contractual obligations and commitments as of December 31, 2021. We continue to make the contractually required payments, and, therefore, the 2022 obligations and commitments described in our 2021 Form 10-K have been reduced by the required payments.

Financial Position

The following discussion describes changes in our financial position from December 31, 2021 to June 30, 2022:

•Contract asset increased during the six months ended June 30, 2022, reflecting a net contract asset related to the recognition of monthly pay customer revenue on an other-than-straight-line basis to match the timing of cost recognition.

•Accounts payable increased during the six months ended June 30, 2022, reflecting the timing of trade payables due to the seasonality of our business.

•Home service plan claims increased during the six months ended June 30, 2022, reflecting the seasonality of contract claims and inflation, which increased amounts due to contractors and suppliers.

•Deferred revenue decreased during the six months ended June 30, 2022, reflecting a decline in the number of first-year real estate home service plans.

•Other long-term liabilities decreased during the six months ended June 30, 2022, primarily due to the change in the valuation of our interest rate swap.

•Total shareholders’ equity was $6 million as of June 30, 2022 compared to $2 million as of December 31, 2021. The increase was primarily driven by net income and the change in valuation of our interest rate swap, offset, in part, by the repurchases of common stock. See the condensed consolidated statements of changes in equity (deficit) included in Part I, Item 1 of this report for further information.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs (in millions)(2)
Apr. 1, 2022 through Apr. 30, 2022	—	$—	—	$257
May 1, 2022 through May 31, 2022	—	—	—	257
Jun. 1, 2022 through Jun. 30, 2022	834,726	22.16	834,726	239
Total	834,726	$22.16	834,726	$239

________________________________

(1)The average price paid per share is calculated on a trade date basis and excludes commission.

(2)On September 7, 2021, we announced a three-year repurchase authorization of up to $400 million of outstanding shares of our common stock over the three-year period from September 3, 2021 through September 3, 2024. As of June 30, 2022, we have purchased a total of 4,478,194 outstanding shares at an aggregate cost of $162 million under this program. See Liquidity and Capital Resources – Liquidity in Part I, Item 2 of this report for more information.

ITEM 6. EXHIBITS

Exhibit Number	Description
2.1

Separation and Distribution Agreement, dated as of September 28, 2018, by and between Terminix Global Holdings, Inc. (formerly ServiceMaster Global Holdings, Inc.) and Frontdoor, Inc. (incorporated by reference to Exhibit 2.1 to Frontdoor’s Current Report on Form 8-K filed on October 1, 2018).

3.1	Restated Certificate of Incorporation of Frontdoor, Inc. (incorporated by reference to Exhibit 3.1 to Frontdoor’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021).
3.2	Amended and Restated Bylaws of Frontdoor, Inc. (incorporated by reference to Exhibit 3.2 to Frontdoor’s Current Report on Form 8-K filed on July 1, 2021).
10.1#*	Employment Agreement, dated May 19, 2022, between William C. Cobb and Frontdoor, Inc.
10.2#*	Form of Performance Non-Qualified Stock Option Award Agreement under the Frontdoor, Inc. Omnibus Plan, effective June 2022.
10.3#*	Form of Performance Shares Agreement under the Frontdoor, Inc. Omnibus Plan, effective March 2021.
10.4#*	Form of Restricted Stock Unit Agreement under the Frontdoor, Inc. Omnibus Plan, effective March 2021.
10.5#*	Form of Sign-On Restricted Stock Unit Agreement under the Frontdoor, Inc. Omnibus Plan, effective June 2022.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a - 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a - 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Extension Presentation Linkbase
104*	Cover page formatted as Inline XBRL and included in Exhibit 101.

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

Date: August 4, 2022

18
Frontdoor, Inc.
(Registrant)

	By:	/s/ Brian K. Turcotte
Brian K. Turcotte
Senior Vice President and Chief Financial Officer (Principal Financial Officer)