Form 10-Q
period 2022-09-30
Frontdoor, Inc.
filed 2022-11-03
CIK 1727263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________________________________________

FORM 10-Q

________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

Yes  ☐  No  ☒

The number of shares of the registrant’s common stock outstanding as of October 28, 2022: 81,492,761 shares of common stock, par value $0.01 per share.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(In millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue	$484	$471	$1,322	$1,263
Cost of services rendered	274	217	757	619
Gross Profit	210	254	565	644
Selling and administrative expenses	137	138	403	392
Depreciation and amortization expense	8	8	25	27
Goodwill and intangibles impairment	14	—	14	—
Restructuring charges	5	—	18	2
Interest expense	8	7	22	32
Interest and net investment income	(1)	—	(1)	(1)
Loss on extinguishment of debt	—	—	—	31
Income before Income Taxes	39	101	85	161
Provision for income taxes	11	25	23	39
Net Income	$28	$76	$63	$122
Other Comprehensive Income, Net of Income Taxes:
Net unrealized gain on derivative instruments	9	2	26	10
Total Comprehensive Income	$37	$79	$89	$131
Earnings per Share:
Basic	$0.34	$0.89	$0.77	$1.42
Diluted	$0.34	$0.89	$0.77	$1.42
Weighted-average Common Shares Outstanding:
Basic	81.5	85.5	82.0	85.5
Diluted	81.6	85.9	82.1	85.9

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Financial Position (Unaudited)

(In millions, except share data)

	As of
	September 30,	December 31,
	2022	2021
Assets:
Current Assets:
Cash and cash equivalents	$244	$262
Receivables, less allowance of $4 and $2, respectively	4	7
Contract asset	65	—
Prepaid expenses and other assets	29	25
Total Current Assets	343	295
Other Assets:
Property and equipment, net	64	66
Goodwill	503	512
Intangible assets, net	149	159
Operating lease right-of-use assets	9	17
Deferred customer acquisition costs	17	16
Other assets	10	5
Total Assets	$1,095	$1,069
Liabilities and Shareholders' Equity:
Current Liabilities:
Accounts payable	$89	$66
Accrued liabilities:
Payroll and related expenses	23	24
Home service plan claims	123	88
Other	27	28
Deferred revenue	113	155
Current portion of long-term debt	17	17
Total Current Liabilities	391	378
Long-Term Debt	596	608
Other Long-Term Liabilities:
Deferred taxes	37	41
Operating lease liabilities	16	19
Other long-term obligations	8	21
Total Other Long-Term Liabilities	60	81
Commitments and Contingencies (Note 8)
Shareholders' Equity:
Common stock, $0.01 par value; 2,000,000,000 shares authorized; 86,053,212 shares issued and 81,490,682 shares outstanding at September 30, 2022 and 85,798,765 shares issued and 83,232,481 shares outstanding as of December 31, 2021	1	1
Additional paid-in capital	85	70
Retained earnings	116	53
Accumulated other comprehensive income (loss)	8	(18)
Less common stock held in treasury, at cost; 4,562,530 shares at September 30, 2022 and 2,566,284 shares as of December 31, 2021	(162)	(103)
Total Equity	47	2
Total Liabilities and Shareholders' Equity	$1,095	$1,069

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statement of Changes in Equity (Unaudited)

(In millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Common Stock
Balance at beginning of period	$1	$1	$1	$1
Balance at end of period	1	1	1	1
Additional Paid-in Capital
Balance at beginning of period	80	57	70	46
Exercise of stock options	—	1	—	2
Issuance of common stock	—	—	—	1
Taxes paid related to net share settlement of equity awards	—	—	(3)	(5)
Stock-based employee compensation	5	5	17	19
Issuance of common stock upon ESPP purchase	—	—	1	—
Balance at end of period	85	63	85	63
Retained Earnings (Accumulated Deficit)
Balance at beginning of period	88	(30)	53	(75)
Net income	28	76	63	122
Balance at end of period	116	47	116	47
Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	(1)	(26)	(18)	(33)
Other comprehensive income, net of tax	9	2	26	10
Balance at end of period	8	(24)	8	(24)
Common Stock Held in Treasury
Balance at beginning of period	(162)	—	(103)	—
Repurchase of common stock	—	(25)	(59)	(25)
Balance at end of period	(162)	(25)	(162)	(25)
Total Equity	$47	$62	$47	$62

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Nine Months Ended
	September 30,
	2022	2021
Cash and Cash Equivalents at Beginning of Period	$262	$597
Cash Flows from Operating Activities:
Net Income	63	122
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization expense	25	27
Deferred income tax (benefit) provision	(12)	2
Stock-based compensation expense	17	19
Goodwill and intangibles impairment	14	—
Restructuring charges	18	2
Payments for restructuring charges	(2)	(1)
Loss on extinguishment of debt	—	31
Other	(1)	5
Change in working capital:
Receivables	3	—
Prepaid expenses and other current assets	(68)	(49)
Accounts payable	23	20
Deferred revenue	(42)	(41)
Accrued liabilities	29	6
Accrued interest payable	—	(9)
Current income taxes	15	7
Net Cash Provided from Operating Activities	80	142
Cash Flows from Investing Activities:
Purchases of property and equipment	(30)	(23)
Other investing activities	5	—
Net Cash Used for Investing Activities	(25)	(23)
Cash Flows from Financing Activities:
Borrowings of debt, net of discount	—	638
Payments of debt and finance lease obligations	(13)	(990)
Debt issuance cost paid	—	(8)
Call premium paid on retired debt	—	(21)
Repurchase of common stock	(59)	(25)
Other financing activities	(2)	(2)
Net Cash Used for Financing Activities	(74)	(407)
Cash Decrease During the Period	(19)	(289)
Cash and Cash Equivalents at End of Period	$244	$309

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

Frontdoor, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation

Frontdoor is the leading provider of home service plans in the United States, as measured by revenue, and operates under the American Home Shield, HSA, OneGuard and Landmark brands. Our customizable home service plans help customers protect and maintain their homes, typically their most valuable asset, from costly and unplanned breakdowns of essential home systems and appliances. Our home service plan customers usually subscribe to an annual service plan agreement that covers the repair or replacement of major components of more than 20 home systems and appliances, including electrical, plumbing, HVAC systems, water heaters, refrigerators, dishwashers and ranges/ovens/cooktops, as well as optional coverages for electronics, pools, spas and pumps. Our operations also include our ProConnect on-demand home services business and Streem, a technology platform that uses augmented reality, computer vision and machine learning to, among other things, help home service professionals more quickly and accurately diagnose breakdowns and complete repairs. At September 30, 2022, we had 2.2 million active home service plans across all 50 states and the District of Columbia.

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

During the first nine months of 2022, our financial condition and results of operations were adversely impacted by the following:

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

The COVID-19 Pandemic

The implications of the ongoing COVID-19 pandemic on our results of operations and overall financial performance remain uncertain. Moreover, as a result of the increase in remote or hybrid working arrangements in response to the pandemic, which trend may continue to persist even as the pandemic continues to subside, a significant number of people may continue to spend greater time at home, which may result in a continued increase in usage of home systems and appliances and demand for our services and a resulting increase in service-related costs. We also expect that industry-wide supply chain challenges may continue to contribute to increased costs and impact the customer experience, which may affect customer retention. Accordingly, the COVID-19 situation remains very fluid, and we continue to adjust our response in real time. It remains difficult to predict the overall continuing impact the COVID-19 pandemic will have on our business.

f

Note 2. Significant Accounting Policies

Our significant accounting policies are described in Note 2 to the audited consolidated financial statements included in our 2021 Form 10-K. There have been no material changes to the significant accounting policies for the nine months ended September 30, 2022.

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

We disaggregate revenue from contracts with customers into major customer acquisition channels. We determined that disaggregating revenue into these categories depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Revenue by major customer acquisition channel is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2022	2021	2022	2021
Renewals	$356	$328	$949	$867
Real estate(1)	51	73	153	207
Direct-to-consumer(1)	64	59	176	157
Other	13	11	44	31
Total	$484	$471	$1,322	$1,263

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

Other

Other revenue includes revenue generated by our ProConnect on-demand home services business and Streem, as well as administrative fees and ancillary services attributable to our home service plan agreements.

Costs to obtain a contract with a customer

We capitalize the incremental costs of obtaining a contract with a customer, primarily sales commissions, and recognize the expense using the input method in proportion to the costs expected to be incurred in performing services under the contract, over the expected customer relationship period. Deferred customer acquisition costs were $17 million and $16 million as of September 30, 2022 and December 31, 2021, respectively. Amortization of these deferred acquisition costs was $6 million and $5 million for the three months ended September 30, 2022 and 2021, respectively, and $15 million for each of the nine-month periods ended September 30, 2022 and 2021. There were no impairment losses in relation to these capitalized costs.

Contract balances

Timing of revenue recognition may differ from the timing of invoicing to customers. Contracts with customers, including contracts resulting from customer renewals, are generally for a period of one year. We record a receivable related to revenue recognized on services once we have an unconditional right to invoice and receive payment in the future related to the services provided. All accounts receivable are recorded within Receivables, less allowances, in the accompanying condensed consolidated statements of financial position. We invoice our monthly-pay customers on a straight-line basis over the contract term. As a result, a contract asset is created when revenue is recognized on monthly-pay customers before being billed. As of September 30, 2022, a contract asset of $65 million was recorded related to the recognition of monthly-pay customer revenue on an other-than-straight-line basis to match the timing of cost recognition.

Deferred revenue represents a contract liability and is recognized when cash payments are received in advance of the performance of services, including when the amounts are refundable. Amounts are recognized as revenue in proportion to the costs expected to be incurred in performing services under our contracts. Deferred revenue was $113 million and $155 million as of September 30, 2022 and December 31, 2021, respectively.

Changes in deferred revenue for the nine months ended September 30, 2022 were as follows:

(In millions)	Deferred Revenue
Balance as of December 31, 2021	$155
Deferral of revenue	209
Recognition of deferred revenue	(251)
Balance as of September 30, 2022	$113

There was approximately $33 million and $155 million of revenue recognized in the three and nine months ended September 30, 2022, respectively, that was included in the deferred revenue balance as of December 31, 2021. Deferred revenue decreased during the nine months ended September 30, 2022, reflecting a decline in the number of first-year real estate home service plans and the recognition of previously deferred amounts on an other than straight-line basis to match the timing of cost recognition.

Note 4. Goodwill and Intangible Assets

Goodwill and indefinite-lived intangible assets are not amortized and are subject to assessment for impairment on an annual basis or more frequently if circumstances indicate a potential impairment. An assessment for impairment is performed on October 1 of every year.

In connection with the preparation of our condensed consolidated financial statements for the third quarter of 2022, we determined that indicators of a potential goodwill and intangible assets impairment were present for our Streem reporting unit. In particular, we will now be more focused on integrating Streem’s technology into the core business and will be less focused on selling this technology platform to third-party business-to-business customers as a software-as-a-service platform. This shift in focus resulted in significantly lower projected revenue for Streem. We performed an interim impairment analysis of the Streem reporting unit as of September 30, 2022. In performing the discounted cash flow analysis, we determined that the carrying amount of the Streem reporting unit exceeded its fair value. An impairment charge of $14 million was recognized during the third quarter, which comprised the remaining net book value of Streem’s goodwill of $9 million and intangibles of $5 million.

The balance of goodwill was $503 million as of September 30, 2022 and $512 million as of December 31, 2021. There were no goodwill or trade name impairment charges recorded in the three or nine months ended September 30, 2021, and there were no accumulated impairment losses recorded as of December 31, 2021.

The table below summarizes the other intangible asset balances:

	As of September 30, 2022			As of December 31, 2021
(In millions)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trade names(1)	$141	$—	$141	$141	$—	$141
Customer relationships	173	(172)	—	173	(172)	—
Developed technology(2)	19	(12)	6	25	(12)	13
Other(3)	32	(31)	2	37	(32)	5
Total	$364	$(216)	$149	$375	$(216)	$159

_____________________________

(1)Not subject to amortization.

(2)Includes a net $3 million impairment relating to the Streem reporting unit, which comprises $6 million of gross cost and $4 million of accumulated amortization.

(3)Includes a net $2 million impairment relating to the Streem reporting unit, which comprises $4 million of gross cost and $2 million of accumulated amortization.

Amortization expense was $2 million for each of the three months ended September 30, 2022 and 2021 and $6 million and $8 million for the nine months ended September 30, 2022 and 2021, respectively. The following table outlines expected amortization expense for existing intangible assets for the remainder of 2022 and the next five years:

(In millions)
2022 (remainder)	$1
2023	4
2024	2
2025	—
2026	—
2027	—
Total	$8

Note 5. Leases

We have operating leases primarily for our corporate offices, customer service centers and engineering and technology campuses. Our leases have remaining lease terms of less than one year to 12 years, some of which include options to extend the leases for up to five years. Renewal options that are reasonably certain to be exercised are included in the lease term. An incremental borrowing rate is used in determining the present value of lease payments unless an implicit rate is readily determinable. Incremental borrowing rates are determined based on our secured borrowing rating and the lease term.

The weighted-average remaining lease term and weighted-average discount rate related to operating leases is as follows:

	As of
	September 30,	December 31,
	2022	2021
Weighted-average remaining lease term (years)	8	9
Weighted-average discount rate	5.6%	5.6%

We recognized operating lease expense of $1 million for each of the three-month periods ended September 30, 2022 and 2021 and $3 million for each of the nine-month periods ended September 30, 2022 and 2021. These expenses are included in Selling and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive income.

Supplemental cash flow information related to operating leases is as follows:

	Nine Months Ended
	September 30,
(In millions)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities	$4	$4
Leased assets obtained in exchange for new lease liabilities	—	6

Supplemental balance sheet information related to operating leases is as follows:

	As of
	September 30,	December 31,
(In millions)	2022	2021
Other accrued liabilities	$4	$4
Operating lease liabilities	16	19
Total operating lease liabilities	$20	$23

The following table presents maturities of our operating lease liabilities as of September 30, 2022.

(In millions)
2022 (remainder)	$1
2023(1)	4
2024(1)	2
2025(1)	1
2026(1)	2
2027	2
Thereafter	10
Total lease payments	22
Less imputed interest	(6)
Total	$16

_____________________________

(1)Each of the years ending December 31, 2023 through 2026 presented net of approximately $1 million of projected annual sublease income.

Sublease of Company Headquarters

On August 10, 2022, we subleased our corporate headquarters facility in Memphis, Tennessee. As a result of us exiting the facility on June 27, 2022, we incurred a non-cash impairment charge of $11 million for the nine months ended September 30, 2022. There were no such charges for the three months ended September 30, 2022.

Note 6. Income Taxes

As required by ASC 740, we compute interim period income taxes by applying an anticipated annual effective tax rate to our year-to-date income or loss from operations before income taxes, except for significant unusual or infrequently occurring items. Our estimated tax rate is adjusted each quarter in accordance with ASC 740. The effective tax rate on income was 28.2 percent and 24.3 percent for the three months ended September 30, 2022 and 2021, respectively, and 26.5 percent and 24.4 percent for nine months ended September 30, 2022 and 2021, respectively. The increase in the effective tax rate for both the three and nine months ended September 30, 2022 compared to 2021 is primarily due to share-based awards and impairment of goodwill and intangible assets, offset, in part, by income tax credits and state income taxes.

We are subject to taxation in the United States, various states and foreign jurisdictions. Substantially all of our income before income taxes for the nine months ended September 30, 2022 and 2021 was generated in the United States.

Note 7. Restructuring Charges

We incurred restructuring charges of $5 million ($4 million, net of tax) and less than $1 million (less than $1 million, net of tax) for the three months ended September 30, 2022 and 2021, respectively, and $18 million ($13 million, net of tax) and $2 million ($1 million, net of tax) for the nine months ended September 30, 2022 and 2021, respectively.

For the three months ended September 30, 2022, restructuring charges primarily comprised a $2 million impairment of certain internally developed software and $3 million of severance and other costs. Severance costs of $2 million related to a reduction in workforce of seven percent as part of our completed strategic review of our selling, general and administrative expenses.

For the nine months ended September 30, 2022, restructuring charges primarily comprised an $11 million impairment charge related to our Memphis headquarters facility operating lease right-of-use asset and leasehold improvements, a $2 million impairment of certain internally developed software and $5 million of severance and other costs. Severance costs of $2 million related to a reduction in workforce of seven percent as part of our completed strategic review of our selling, general and administrative expenses.

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

As of December 31, 2021, there were less than $1 million of restructuring charges accrued, which were paid or otherwise settled during the nine months ended September 30, 2022. As of September 30, 2022, there were $2 million in accrued restructuring charges in the accompanying condensed consolidated statements of financial position.

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

Note 9. Stock-Based Compensation

We recognized stock-based compensation expense of $5 million ($4 million, net of tax) for each of the three-month periods ended September 30, 2022 and 2021 and $17 million ($15 million, net of tax) and $19 million ($14 million, net of tax) for the nine months ended September 30, 2022 and 2021, respectively. These charges are included in Selling and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive income.

A summary of awards granted under the Omnibus Plan during the nine months ended September 30, 2022 is presented below:

	Number of	Weighted Avg.	Weighted Avg.	Weighted Avg.
	Awards	Exercise	Grant Date	Vesting
	Granted	Price	Fair Value	Period
Stock options	568,623	28.64	14.54	4.00
Performance options(1)	272,503	24.74	11.50	4.00
Restricted stock units	1,189,141		27.96	3.00
Performance shares(2)	285,801		28.03	3.00

_____________________________

(1)The number of performance options granted during the nine months ended September 30, 2022 represents the target value of the awards. The performance options contain a market condition that is based on our share price target, and the ultimate number of performance options to be earned depends on the achievement of this market condition.

(2)The number of performance shares granted during the nine months ended September 30, 2022 represents the target value of the awards. The performance shares contain a performance condition that is based on our revenue target, and the ultimate number of performance shares to be earned depends on the achievement of this performance condition.

As of September 30, 2022, there was $43 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options, restricted stock units (“RSUs”), performance shares and restricted stock awards (“RSAs”). These remaining costs are expected to be recognized over a weighted-average period of 2.29 years.

Note 10. Long-Term Debt

Long-term debt is summarized in the following table:

	As of
	September 30,	December 31,
(In millions)	2022	2021
Term Loan A maturing in 2026(1)	$242	$252
Term Loan B maturing in 2028(2)	371	373
Revolving Credit Facility maturing in 2026(3)	—	—
Less current portion	(17)	(17)
Total long-term debt	$596	$608

_______________________________

(1)As of September 30, 2022, and December 31, 2021, each presented net of $2 million in unamortized debt issuance costs.

(2)As of September 30, 2022, and December 31, 2021, each presented net of $3 million in unamortized debt issuance costs and $2 million in unamortized original issue discount.

(3)As of September 30, 2022, there were $2 million of letters of credit outstanding under our $250 million Revolving Credit Facility. The letters of credit are posted in lieu of cash to satisfy regulatory requirements in certain states in which we operate. The Credit Agreement contains covenants that limit or restrict our ability, including the ability of certain of our subsidiaries, to incur additional indebtedness, repurchase debt, incur liens, sell assets, make certain payments (including dividends) and enter into transactions with affiliates; therefore, from time to time, our ability to draw on the Revolving Credit Facility may be limited. As of September 30, 2022, the available borrowing capacity under the Revolving Credit Facility was limited by the applicable consolidated first lien leverage ratio contained in the Credit Agreement to $199 million.

Scheduled Long-term Debt Payments

As of September 30, 2022, future scheduled long-term debt payments are $4 million for the remainder of 2022, $17 million for each of the years ending December 31, 2023 through 2025, $205 million for the year ending December 31, 2026 and $4 million for the year ending December 31, 2027.

Note 11. Supplemental Cash Flow Information

Supplemental information relating to the accompanying condensed consolidated statements of cash flows is presented in the following table:

	Nine Months Ended
	September 30,
(In millions)	2022	2021
Cash paid for (received from):
Interest expense	$21	$39
Income tax payments, net of refunds	20	29
Interest income	(1)	(1)

Note 12. Comprehensive Income (Loss)

Comprehensive income (loss), which includes net income (loss) and unrealized gain (loss) on derivative instruments, is disclosed in the accompanying condensed consolidated statements of operations and comprehensive income and condensed consolidated statements of changes in equity.

The following tables summarize the activity in AOCI, net of the related tax effects.

	Unrealized
	Loss
(In millions)	on Derivatives	Total
Balance as of December 31, 2021	$(18)	$(18)
Other comprehensive income before reclassifications:
Pre-tax amount	29	28
Tax provision	6	6
After-tax amount	22	22
Amounts reclassified from accumulated other comprehensive income(1)	4	4
Net current period other comprehensive income	27	26
Balance as of September 30, 2022	$8	$8

Balance as of December 31, 2020	$(33)	$(33)
Other comprehensive income before reclassifications:
Pre-tax amount	5	5
Tax provision	1	1
After-tax amount	4	4
Amounts reclassified from accumulated other comprehensive income(1)	6	6
Net current period other comprehensive income	10	10
Balance as of September 30, 2021	$(24)	$(24)

___________________________________

(1)Amounts are net of tax. See reclassifications out of AOCI below for further details.

Reclassifications out of AOCI included the following components.

	Amounts Reclassified from Accumulated
	Other Comprehensive Income (Loss)
	Nine Months Ended
	September 30,		Condensed Consolidated Statements of
(In millions)	2022	2021	Operations and Comprehensive Income Location
Loss on interest rate swap contract	$(5)	$(8)	Interest expense
Impact of income taxes	1	2	Provision for income taxes
Total reclassifications related to derivatives	$(4)	$(6)
Total reclassifications for the period	$(4)	$(6)

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

The effective portion of the gain or loss on our interest rate swap contract is recorded in AOCI. These amounts are reclassified into earnings in the same period or periods during which the hedged forecasted debt interest settlement affects earnings. See Note 12 to the accompanying condensed consolidated financial statements for the effective portion of the gain or loss on derivative instruments recorded in AOCI and for the amounts reclassified out of AOCI and into earnings. As the underlying forecasted transactions occur during the next 12 months, the unrealized hedging gain in AOCI expected to be recognized in earnings is $3 million, net of tax, as of September 30, 2022. The amounts that are ultimately reclassified into earnings will be based on actual interest rates at the time the positions are settled and may differ materially from the amount noted above.

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

The period-end carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The carrying amount of total debt was $613 million and $625 million, and the estimated fair value was $602 million and $630 million as of September 30, 2022 and December 31, 2021, respectively. The fair value of our debt is estimated based on available market prices for the same or similar instruments that are considered significant other observable inputs (Level 2) within the fair value hierarchy. The fair values presented reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value estimates presented in this report are based on information available to us as of September 30, 2022 and December 31, 2021.

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

We did not change our valuation techniques for measuring the fair value of any financial assets and liabilities during the nine months ended September 30, 2022. Transfers between levels, if any, are recognized at the end of the reporting period. There were no transfers between levels during the nine months ended September 30, 2022 and 2021.

The carrying amount and estimated fair value of our financial instruments that are recorded at fair value on a recurring basis are as follows:

			Estimated Fair Value Measurements
(In millions)	Statement of Financial Position Location	Carrying Value	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2022:
Financial Assets:
Interest rate swap contract	Prepaid expenses and other assets	$4	$—	$4	$—
	Other assets	6	—	6	—
Total financial assets		$10	$—	$10	$—

As of December 31, 2021:
Financial Liabilities:
Interest rate swap contract	Other accrued liabilities	$9	$—	$9	$—
	Other long-term obligations	15	—	15	—
Total financial liabilities		$24	$—	$24	$—

Note 15. Share Repurchase Program

On September 7, 2021, we announced a three-year repurchase authorization of up to $400 million of outstanding shares of our common stock over the three-year period from September 3, 2021 through September 3, 2024.

Purchases of outstanding shares are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share data)	2022	2021	2022	2021
Number of shares purchased	—	0.5	1.9	0.5
Average price paid per share(1)	$—	$46.11	$30.51	$46.11
Cost of shares purchased	$—	$25	$59	$25

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

Basic and diluted earnings per share are calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share data)	2022	2021	2022	2021
Net Income	$28	$76	$63	$122
Weighted-average common shares outstanding	81.5	85.5	82.0	85.5
Effect of dilutive securities:
RSUs(1)	0.2	0.2	0.1	0.2
Stock options(2)	—	0.2	—	0.2
Weighted-average common shares outstanding - assuming dilution	81.6	85.9	82.1	85.9
Basic earnings per share	$0.34	$0.89	$0.77	$1.42
Diluted earnings per share	$0.34	$0.89	$0.77	$1.42

___________________________________

(1)RSUs of 0.8 million and 0.3 million shares for the three months ended September 30, 2022 and 2021, respectively, and 1.0 million and 0.3 million shares for the nine months ended September 30, 2022 and 2021, respectively, were not included in the diluted earnings per share calculation because their effect would have been anti-dilutive.

(2)Options to purchase 1.6 million and 0.7 million shares for the three months ended September 30, 2022 and 2021, respectively, and 1.4 million and 0.6 million shares for the nine months ended September 30, 2022 and 2021, respectively, were not included in the diluted earnings per share calculation because their effect would have been anti-dilutive.

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

Overview

Frontdoor is the leading provider of home service plans in the United States, as measured by revenue, and operates under the American Home Shield, HSA, OneGuard and Landmark brands. Our customizable home service plans help customers protect and maintain their homes, typically their most valuable asset, from costly and unplanned breakdowns of essential home systems and appliances. Our home service plan customers usually subscribe to an annual service plan agreement that covers the repair or replacement of major components of more than 20 home systems and appliances, including electrical, plumbing, HVAC systems, water heaters, refrigerators, dishwashers and ranges/ovens/cooktops, as well as optional coverages for electronics, pools, spas and pumps. Our operations also include our ProConnect on-demand home services business and Streem, a technology platform that uses augmented reality, computer vision and machine learning to, among other things, help home service professionals more quickly and accurately diagnose breakdowns and complete repairs. At September 30, 2022, we had 2.2 million active home service plans across all 50 states and the District of Columbia.

For the three months ended September 30, 2022 and 2021, we generated revenue, net income and Adjusted EBITDA of $484 million, $28 million and $79 million, respectively, and $471 million, $76 million and $122 million, respectively. For the nine months ended September 30, 2022 and 2021, we generated revenue, net income and Adjusted EBITDA of $1,322 million, $63 million and $181 million, respectively, and $1,263 million, $122 million and $272 million, respectively.

For the nine months ended September 30, 2022, our total operating revenue included 72 percent of revenue derived from existing customer renewals, while 12 percent and 13 percent were derived from new home service plan sales made in conjunction with existing home real estate transactions and direct-to-consumer sales, respectively, and three percent was derived from other revenue channels.

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

During the first nine months of 2022, our financial condition and results of operations were adversely impacted by the following:

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

The COVID-19 Pandemic

The implications of the ongoing COVID-19 pandemic on our results of operations and overall financial performance remain uncertain. Moreover, as a result of the increase in remote or hybrid working arrangements in response to the pandemic, which trend may continue to persist even as the pandemic continues to subside, a significant number of people may continue to spend greater time at home, which may result in a continued increase in usage of home systems and appliances and demand for our services and a resulting increase in service-related costs. We also expect that industry-wide supply chain challenges may continue to contribute to increased costs and impact the customer experience, which may affect customer retention. Accordingly, the COVID-19 situation remains very fluid, and we continue to adjust our response in real time. It remains difficult to predict the overall continuing impact the COVID-19 pandemic will have on our business.

Seasonality

Our business is subject to seasonal fluctuations, which drives variations in our revenue, net income and Adjusted EBITDA for interim periods. Seasonal fluctuations are primarily driven by a higher number of HVAC work orders in the summer months. In 2021, we continued to experience additional variations as the COVID-19 pandemic resulted in an elevated level of service requests in the appliance trade compared to pre-pandemic levels as our customers spent more time at home. In 2021, approximately 21 percent, 29 percent, 29 percent and 21 percent of our revenue, approximately 4 percent, 31 percent, 60 percent and 5 percent of our net income, and approximately 12 percent, 38 percent, 41 percent and 9 percent of our Adjusted EBITDA was recognized in the first, second, third and fourth quarters, respectively.

Effect of Weather Conditions

The demand for our services, and our results of operations, are affected by weather conditions. Extreme temperatures can lead to an increase in service requests related to home systems, particularly HVAC systems, resulting in higher claim frequency and costs and lower profitability. For example, contract claims costs were unfavorably impacted by the extremely hot weather across the country during the second quarter of 2022 as compared to 2021. Weather conditions that have a potentially favorable impact to our business include mild winters or summers, which can lead to lower home systems claim frequency.

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

Adjusted EBITDA and Adjusted EBITDA margin. We evaluate performance based primarily on Adjusted EBITDA, which is a financial measure not calculated in accordance with U.S. GAAP. We define Adjusted EBITDA as net income before: depreciation and amortization expense; goodwill and intangibles impairment; restructuring charges; provision for income taxes; non-cash stock-based compensation expense; interest expense; loss on extinguishment of debt; and other non-operating expenses. We define “Adjusted EBITDA margin” as Adjusted EBITDA divided by revenue. We believe Adjusted EBITDA and Adjusted EBITDA margin are useful for investors, analysts and other interested parties as they facilitate company-to-company operating performance comparisons by excluding potential differences caused by variations in capital structures, taxation, the age and book depreciation of facilities and equipment, restructuring initiatives and equity-based, long-term incentive plans.

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

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Form 10-K. There have been no material changes to our critical accounting policies for the nine months ended September 30, 2022, certain of which are described below.

Goodwill and Intangible Assets

In accordance with applicable accounting standards, goodwill and indefinite-lived intangible assets are not amortized and are subject to assessment for impairment on an annual basis, or more frequently, if circumstances indicate a potential impairment.

In connection with the preparation of our condensed consolidated financial statements for the third quarter of 2022, we determined that indicators of a potential goodwill and intangible assets impairment were present for our Streem reporting unit. In particular, we will now be more focused on integrating Streem’s technology into the core business and will be less focused on selling this technology platform to third-party business-to-business customers as a software-as-a-service platform. This shift in focus resulted in significantly lower projected revenue for Streem. We performed an interim impairment analysis of the Streem reporting unit as of September 30, 2022. In performing the discounted cash flow analysis, we determined that the carrying amount of the Streem reporting unit exceeded its fair value. An impairment charge of $14 million was recognized during the third quarter, which comprised the remaining net book value of Streem’s goodwill of $9 million and intangibles of $5 million.

We do not believe there are any additional circumstances, including those related to COVID-19, that would indicate any other potential impairment of our goodwill or indefinite-lived intangible assets. We will continue to monitor the macroeconomic impacts on our business in our ongoing evaluation of potential impairments.

Results of Operations

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

	Three Months Ended		Increase
	September 30,		(Decrease)	% of Revenue
(In millions)	2022	2021	2022 vs. 2021	2022	2021
Revenue	$484	$471	3%	100%	100%
Cost of services rendered	274	217	26	57	46
Gross Profit	210	254	(17)	43	54
Selling and administrative expenses	137	138	(1)	28	29
Depreciation and amortization expense	8	8	—	2	2
Goodwill and intangibles impairment	14	—	*	3	—
Restructuring charges	5	—	*	1	—
Interest expense	8	7	20	2	1
Interest and net investment income	(1)	—	*	—	—
Income before Income Taxes	39	101	(61)	8	21
Provision for income taxes	11	25	(55)	2	5
Net Income	$28	$76	(63)%	6%	16%

_______________________________

* not meaningful

Nine months Ended September 30, 2022 Compared to Nine months Ended September 30, 2021

	Nine Months Ended		Increase
	September 30,		(Decrease)	% of Revenue
(In millions)	2022	2021	2022 vs. 2021	2022	2021
Revenue	$1,322	$1,263	5%	100%	100%
Cost of services rendered	757	619	22	57	49
Gross Profit	565	644	(12)	43	51
Selling and administrative expenses	403	392	3	30	31
Depreciation and amortization expense	25	27	(7)	2	2
Goodwill and intangibles impairment	14	—	*	1	—
Restructuring charges	18	2	*	1	—
Interest expense	22	32	(31)	2	3
Interest and net investment income	(1)	(1)	*	—	—
Loss on extinguishment of debt	—	31	*	—	2
Income before Income Taxes	85	161	(47)	6	13
Provision for income taxes	23	39	(42)	2	3
Net Income	$63	$122	(48)%	5%	10%

_______________________________

* not meaningful

Revenue

We reported revenue of $484 million and $471 million for the three months ended September 30, 2022 and 2021, respectively, and $1,322 million and $1,263 million for the nine months ended September 30, 2022 and 2021, respectively. Revenue by major customer acquisition channel is as follows:

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

	Three Months Ended
	September 30,
(In millions)	2022	2021	Increase (Decrease)
Renewals	$356	$328	$27	8%
Real estate(1)	51	73	(22)	(30)
Direct-to-consumer(1)	64	59	5	8
Other	13	11	2	22
Total revenue	$484	$471	$13	3%

________________________________

(1)First-year revenue only.

Revenue increased three percent for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily driven by higher renewal revenue due to improved price realization and growth in the number of renewed home service plans. The decrease in real estate revenue primarily reflects a decline in the number of first-year real estate home service plans driven by a continuation of the challenging home seller’s market. The increase in direct-to-consumer revenue primarily reflects improved price realization and a mix shift to higher priced products, offset, in part, by a decline in the number of first-year direct-to-consumer home service plans. The increase in other revenue was driven by growth in our ProConnect on-demand home services business.

Nine months Ended September 30, 2022 Compared to Nine months Ended September 30, 2021

	Nine Months Ended
	September 30,
(In millions)	2022	2021	Increase (Decrease)
Renewals	$949	$867	$82	9%
Real estate(1)	153	207	(54)	(26)
Direct-to-consumer(1)	176	157	19	12
Other	44	31	13	41
Total revenue	$1,322	$1,263	$60	5%

________________________________

(1)First-year revenue only.

Revenue increased five percent for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily driven by higher renewal revenue due to improved price realization and growth in the number of renewed home service plans. The decrease in real estate revenue primarily reflects a decline in the number of first-year real estate home service plans driven by a continuation of the challenging home seller’s market. The increase in direct-to-consumer revenue primarily reflects improved price realization and a mix shift to higher priced products, offset, in part, by a decline in the number of first-year direct-to-consumer home service plans. The increase in other revenue was driven by growth in our ProConnect on-demand home services business.

Number of home service plans, growth in number of home service plans and customer retention rate are presented below.

	As of
	September 30,
(In millions)	2022	2021
Number of home service plans	2.16	2.23
(Reduction) growth in number of home service plans	(3)%	—%
Customer retention rate	75.3%	74.4%

The number of home service plans as of September 30, 2022 were negatively impacted by a decline in the number of first-year real estate home service plans, which was driven by a continuation of the challenging home seller’s market, as well as the impact on customer experience of industry-wide supply chain challenges.

Cost of Services Rendered

We reported cost of services rendered of $274 million and $217 million for the three months ended September 30, 2022 and 2021, respectively, and $757 million and $619 million for the nine months ended September 30, 2022 and 2021, respectively. The following tables provide a summary of changes in cost of services rendered:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2022	2021	2022	2021
Contract claims cost	$269	$212	$743	$606
Bad debt expense	4	5	14	12
Total	$274	$217	$757	$619

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

(In millions)
Three Months Ended September 30, 2021	$217
Impact of change in revenue	(1)
Contract claims costs	58
Three Months Ended September 30, 2022	$274

The increase in contract claims costs primarily reflects an acceleration of inflationary cost pressures, including rising contractor-related expenses and higher parts and equipment costs.

Nine months Ended September 30, 2022 Compared to Nine months Ended September 30, 2021

(In millions)
Nine Months Ended September 30, 2021	$619
Impact of change in revenue	2
Contract claims costs	135
Other	1
Nine Months Ended September 30, 2022	$757

The increase in contract claims costs primarily reflects an acceleration of inflationary cost pressures, including rising contractor-related expenses and higher parts and equipment costs. In addition, contract claims costs for the nine months ended September 30, 2022 include a $12 million unfavorable adjustment related to the adverse development of prior period claims.

Selling and Administrative Expenses

We reported selling and administrative expenses of $137 million and $138 million for the three months ended September 30, 2022 and 2021, respectively, and $403 million and $392 million for the nine months ended September 30, 2022 and 2021, respectively. The following tables provide a summary of changes in selling and administrative expenses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2022	2021	2022	2021
Sales and marketing costs	$70	$72	$198	$193
Customer service costs	28	30	86	88
General and administrative costs	38	36	118	111
Total	$137	$138	$403	$392

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

(In millions)
Three Months Ended September 30, 2021	$138
Sales and marketing costs	(2)
Customer service costs	(2)
General and administrative costs	3
Three Months Ended September 30, 2022	$137

The decrease in sales and marketing costs was primarily driven by reduced investments in our ProConnect on-demand home services business. The decrease in customer service costs was primarily driven by lower labor costs. General and administrative costs increased primarily due to higher personnel and insurance costs.

Nine months Ended September 30, 2022 Compared to Nine months Ended September 30, 2021

(In millions)
Nine Months Ended September 30, 2021	$392
Sales and marketing costs	6
Stock-based compensation expense	(2)
General and administrative costs	8
Other	(1)
Nine Months Ended September 30, 2022	$403

The increase in sales and marketing costs was primarily driven by increased investments to drive sales growth in the home service plan direct-to-consumer channel and our ProConnect on-demand home services business. General and administrative costs increased primarily due to increased professional fees and higher personnel and insurance costs.

Depreciation and Amortization Expense

Depreciation expense was $6 million for each of the three-month periods ended September 30, 2022 and 2021 and $19 million and $18 million for the nine months ended September 30, 2022 and 2021, respectively. Amortization expense was $2 million for each of the three-month periods ended September 30, 2022 and 2021 and $6 million and $8 million for the nine months ended September 30, 2022 and 2021, respectively. The decrease in amortization expense was due to certain intangible assets becoming fully amortized during 2021.

Goodwill and Intangibles Impairment

Goodwill and intangibles impairment was $14 million for the three and nine months ended September 30, 2022. There was no such impairment for the three and nine months ended September 30, 2021. See Critical Accounting Policies and Estimates – Goodwill and Intangible Assets for further information.

Restructuring Charges

Restructuring charges were $5 million and less than $1 million for the three months ended September 30, 2022 and 2021, respectively, and $18 million and $2 million for the nine months ended September 30, 2022 and 2021, respectively.

For the three months ended September 30, 2022, restructuring charges primarily comprised a $2 million impairment of certain internally developed software and $3 million of severance and other costs. Severance costs of $2 million related to a reduction in workforce of seven percent as part of our completed strategic review of our selling, general and administrative expenses.

For the nine months ended September 30, 2022, restructuring charges primarily comprised an $11 million impairment charge related to our Memphis headquarters facility operating lease right-of-use asset and leasehold improvements, a $2 million impairment of certain internally developed software and $5 million of severance and other costs. Severance costs of $2 million related to a reduction in workforce of seven percent as part of our completed strategic review of our selling, general and administrative expenses.

For the three months ended September 30, 2021, restructuring charges primarily comprised severance costs.

For the nine months ended September 30, 2021, restructuring charges comprised $1 million of accelerated depreciation of certain technology systems driven by efforts to enhance our technological capabilities and $1 million of severance and other costs.

Interest Expense

Interest expense was $8 million and $7 million for the three months ended September 30, 2022 and 2021, respectively, and $22 million and $32 million for the nine months ended September 30, 2022 and 2021, respectively. The decrease was driven by our debt reduction and refinancing activities in 2021.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $31 million for the nine months ended September 30, 2021. Amounts relate to our debt reduction and refinancing activities in 2021. There were no such charges for the three and nine months ended September 30, 2022 and the three months ended September 30, 2021.

Provision for Income Taxes

The effective tax rate on income was 28.2 percent and 24.3 percent for the three months ended September 30, 2022 and 2021, respectively, and 26.5 percent and 24.4 percent for the nine months ended September 30, 2022 and 2021, respectively. The increase in the effective tax rate for both the three and nine months ended September 30, 2022 compared to 2021 is primarily due to share-based awards and impairment of goodwill and intangible assets, offset, in part, by income tax credits and state income taxes.

Net Income

Net income was $28 million and $76 million for the three months ended September 30, 2022 and 2021, respectively, and $63 million and $122 million for the nine months ended September 30, 2022 and 2021, respectively.

For the three months ended September 30, 2022 compared to 2021, the decrease in net income was primarily driven by the decrease in the aforementioned operating results, the goodwill and intangibles impairment charges and the increase in restructuring charges.

For the nine months ended September 30, 2022 compared to 2021, the decrease in net income was primarily driven by the decrease in the aforementioned operating results, the goodwill and intangibles impairment charges and the increase in restructuring charges, offset, in part, by the decrease in interest expense and the impact of the prior year loss on extinguishment of debt.

Adjusted EBITDA

Adjusted EBITDA was $79 million and $122 million for the three months ended September 30, 2022 and 2021, respectively, and $181 million and $272 million for the nine months ended September 30, 2022 and 2021, respectively. The following tables provide a summary of changes in our Adjusted EBITDA:

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

(In millions)
Three Months Ended September 30, 2021	$122
Impact of change in revenue	14
Contract claims costs	(58)
Sales and marketing costs	2
Customer service costs	2
General and administrative costs	(3)
Three Months Ended September 30, 2022	$79

The increase in contract claims costs primarily reflects an acceleration of inflationary cost pressures, including rising contractor-related expenses and higher parts and equipment costs.

The decrease in sales and marketing costs was primarily driven by reduced investment in our ProConnect on-demand home services business. The decrease in customer service costs was primarily driven by lower labor costs. General and administrative costs increased primarily due to higher personnel and insurance costs.

Nine months Ended September 30, 2022 Compared to Nine months Ended September 30, 2021

(In millions)
Nine Months Ended September 30, 2021	$272
Impact of change in revenue	58
Contract claims costs	(135)
Sales and marketing costs	(6)
General and administrative costs	(8)
Nine Months Ended September 30, 2022	$181

The increase in contract claims costs primarily reflects an acceleration of inflationary cost pressures, including rising contractor-related expenses and higher parts and equipment costs. In addition, contract claims costs for the nine months ended September 30, 2022 include a $12 million unfavorable adjustment related to the adverse development of prior period claims.

The increase in sales and marketing costs was primarily driven by increased investments to drive sales growth in the home service plan direct-to-consumer channel and our ProConnect on-demand home services business. General and administrative costs increased primarily due to increased professional fees and higher personnel and insurance costs.

A reconciliation of Net Income to Adjusted EBITDA is presented below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2022	2021	2022	2021
Net Income	$28	$76	$63	$122
Depreciation and amortization expense	8	8	25	27
Goodwill and intangibles impairment(1)	14	—	14	—
Restructuring charges(1)	5	—	18	2
Provision for income taxes	11	25	23	39
Non-cash stock-based compensation expense(2)	5	5	17	19
Interest expense	8	7	22	32
Loss on extinguishment of debt(1)	—	—	—	31
Adjusted EBITDA	$79	$122	$181	$272

_________________________________

(1)We exclude goodwill and intangibles impairment, restructuring charges and loss on extinguishment of debt from Adjusted EBITDA because we believe they do not reflect our ongoing operations and because we believe doing so is useful to investors in aiding period-to-period comparability.

(2)We exclude non-cash stock-based compensation expense from Adjusted EBITDA primarily because it is a non-cash expense and because it is not used by management to assess ongoing operational performance. We believe excluding this expense from Adjusted EBITDA is useful to investors in aiding period-to-period comparability.

Liquidity and Capital Resources

Liquidity

A substantial portion of our liquidity needs are due to debt service requirements on our indebtedness. The Credit Agreement contains covenants that limit or restrict our ability, including the ability of certain of our subsidiaries, to incur additional indebtedness, repurchase debt, incur liens, sell assets, make certain payments (including dividends) and enter into transactions with affiliates. As of September 30, 2022, we were in compliance with the covenants under the agreements that were in effect on such date. Based on current conditions, we do not believe the acceleration of inflationary cost pressures, global supply chain challenges and the persistence of the COVID-19 pandemic will affect our ongoing ability to meet the covenants in our debt instruments, including our Credit Agreement.

Cash and cash equivalents totaled $244 million and $262 million as of September 30, 2022 and December 31, 2021, respectively. Our cash and cash equivalents include balances associated with regulatory requirements in our business. See “—Limitations on Distributions and Dividends by Subsidiaries.” As of September 30, 2022, and December 31, 2021, the total net assets subject to these third-party restrictions was $157 million and $175 million, respectively. As of September 30, 2022, there were $2 million of letters of credit outstanding under our $250 million Revolving Credit Facility, and the available borrowing capacity under the Revolving Credit Facility was limited by the applicable consolidated first lien leverage ratio contained in the Credit Agreement to $199 million. The letters of credit are posted in lieu of cash to satisfy regulatory requirements in certain states in which we operate. We currently believe that cash generated from operations, our cash on hand and available borrowing capacity under the Revolving Credit Facility at September 30, 2022 will provide us with sufficient liquidity to meet our obligations in the short- and long-term.

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

On September 7, 2021, we announced a three-year repurchase authorization of up to $400 million of outstanding shares of our common stock. We expect to fund the share repurchases from net cash provided from operating activities. We did not repurchase any shares during the three months ended September 30, 2022. As of September 30, 2022, we have purchased a total of 4,478,194 outstanding shares at an aggregate cost of $162 million under this program, which is included in treasury stock on the condensed consolidated statements of financial position. We had $238 million remaining available for future repurchases under the program. Purchases under the repurchase program may be made from time to time by the company in the open market at prevailing market prices (including through a Rule 10b5-1 Plan), in privately negotiated transactions, or through any combination of these methods, through September 3, 2024. The actual timing, number, manner and value of any shares repurchased will depend on several factors, including the market price of the company’s stock, general market and economic conditions, the company’s liquidity requirements, applicable legal requirements and other business considerations. The repurchase program does not obligate us to acquire any number of shares in any specific period or at all and may be suspended or discontinued at any time at our discretion.

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

	Nine Months Ended
	September 30,
(In millions)	2022	2021
Net cash provided from (used for):
Operating activities	$80	$142
Investing activities	(25)	(23)
Financing activities	(74)	(407)
Cash (decrease) increase during the period	$(19)	$(289)

Operating Activities

Net cash provided from operating activities was $80 million and $142 million for the nine months ended September 30, 2022 and 2021, respectively.

Net cash provided from operating activities in 2022 comprised $121 million in earnings adjusted for non-cash charges, offset, in part, by $41 million in cash used for working capital. Cash used for working capital was primarily driven by seasonality and the impacts on deferred revenue of a decline in the number of first-year real estate home service plans.

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

Investing Activities

Net cash used for investing activities was $25 million and $23 million for the nine months ended September 30, 2022 and 2021, respectively.

Capital expenditures were $30 million and $23 million for the nine months ended September 30, 2022 and 2021, respectively, and included recurring capital needs and technology projects. We expect capital expenditures for the full year 2022 relating to recurring capital needs and the continuation of investments in information systems and productivity enhancing technology to be approximately $40 million to $45 million. We have no additional material capital commitments at this time.

Financing Activities

Net cash used for financing activities was $74 million and $407 million for the nine months ended September 30, 2022 and 2021, respectively.

For the nine months ended September 30, 2022, we made scheduled principal payments of debt and finance lease obligations of $13 million and purchased outstanding shares at an aggregate cost of $59 million.

For the nine months ended September 30, 2021, as part of our debt reduction and refinancing activities in 2021, we borrowed $638 million, net of discount, under the Term Loan Facilities and redeemed the remaining outstanding principal amounts of $634 million of the Prior Term Loan Facility and $350 million of the 2026 Notes. In connection with the repayments, we paid a “make-whole” redemption premium of $21 million on the 2026 Notes and debt issuance costs of $8 million. In addition, we repurchased $25 million of common stock.

Free Cash Flow

The following table reconciles net cash provided from operating activities, which we consider to be the most directly comparable U.S. GAAP measure, to Free Cash Flow using data derived from our audited consolidated financial statements.

	Nine Months Ended
(In millions)	September 30,
	2022	2021
Net cash provided from operating activities	$80	$142
Property additions	(30)	(23)
Free Cash Flow	$50	$119

Contractual Obligations

Our 2021 Form 10-K includes disclosures of our contractual obligations and commitments as of December 31, 2021. We continue to make the contractually required payments, and, therefore, the 2022 obligations and commitments described in our 2021 Form 10-K have been reduced by the required payments.

Financial Position

The following discussion describes changes in our financial position from December 31, 2021 to September 30, 2022:

•Contract asset increased during the nine months ended September 30, 2022, reflecting a net contract asset related to the recognition of monthly-pay customer revenue on an other-than-straight-line basis to match the timing of cost recognition.

•Intangible assets, net decreased during the nine months ended September 30, 2022, reflecting a $5 million impairment of intangibles related to our Streem reporting unit. See Critical Accounting Policies and Estimates – Goodwill and Intangible Assets for further information.

•Accounts payable increased during the nine months ended September 30, 2022, reflecting the timing of trade payables due to the seasonality of our business.

•Home service plan claims increased during the nine months ended September 30, 2022, reflecting inflation and the seasonality of contract claims, which increased amounts due to contractors and suppliers.

•Deferred revenue decreased during the nine months ended September 30, 2022, reflecting a decline in the number of first-year real estate home service plans and the recognition of previously deferred amounts on an other than straight-line basis to match the timing of cost recognition.

•Long-term debt decreased during the nine months ended September 30, 2022, reflecting schedule debt payments.

•Other long-term liabilities decreased during the nine months ended September 30, 2022, primarily due to the change in the valuation of our interest rate swap.

•Total shareholders’ equity was $47 million as of September 30, 2022 compared to $2 million as of December 31, 2021. The increase was primarily driven by net income and the change in valuation of our interest rate swap, offset, in part, by the repurchases of common stock. See the condensed consolidated statements of changes in equity (deficit) included in Part I, Item 1 of this report for further information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Changes in macroeconomic conditions, including inflation, global supply chain challenges and the continuing impacts of the COVID-19 pandemic on existing home sales, interest rates, consumer confidence, labor availability, insurance costs and medical costs could have a material adverse impact on future results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

 On September 7, 2021, we announced a three-year repurchase authorization of up to $400 million of outstanding shares of our common stock over the three-year period from September 3, 2021 through September 3, 2024. We did not repurchase any shares during the three months ended September 30, 2022. As of September 30, 2022, we have purchased a total of 4,478,194 outstanding shares at an aggregate cost of $162 million and had $238 million remaining available for future repurchases under the program. See Liquidity and Capital Resources – Liquidity in Part I, Item 2 of this report for more information.

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

Date: November 3, 2022

18
Frontdoor, Inc.
(Registrant)

	By:	/s/ Brian K. Turcotte
Brian K. Turcotte
Senior Vice President and Chief Financial Officer (Principal Financial Officer)