Form 10-K
period 2022-12-31
Frontdoor, Inc.
filed 2023-03-01
CIK 1727263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________________________________________

FORM 10-K

________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

3400 Players Club Parkway, Memphis, Tennessee 38125

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    Yes ☐   No ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐   No ☒

As of June 30, 2022, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the closing price, was approximately $2.0 billion.

As of February 23, 2023, there were 81,509,776 shares outstanding of the registrant’s common stock, par value $0.01 per share.

Documents incorporated by reference:

Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2023 annual meeting of stockholders (the “Proxy Statement”) are incorporated by reference into Part III hereof. Such Proxy Statement will be filed within 120 days of the registrant’s fiscal year ended December 31, 2022.

Frontdoor, Inc.

Annual Report on Form 10-K

GLOSSARY OF TERMS AND SELECTED ABBREVIATIONS

In order to aid the reader, we have included certain terms and abbreviations used throughout this Annual Report on Form 10-K below:

Term/Abbreviation	Definition
2026 Notes	6.750% senior notes in the aggregate principal amount of $350 million
AOCI	Accumulated other comprehensive income or loss
ASC	FASB Accounting Standards Codification
ASU	FASB Accounting Standards Update
ASU 2020-04	ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting
ASU 2022-06	ASU 2022-06, Reference Rate Reform (Topic 848); Deferral of the Sunset Date of Topic 848
Code	Internal Revenue Code of 1986, as amended
Credit Agreement	The agreements governing the Credit Facilities
Credit Facilities	The Term Loan Facilities together with the Revolving Credit Facility
ESPP	Frontdoor, Inc. 2019 Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	U.S. Financial Accounting Standards Board
HVAC	Heating, ventilation and air conditioning
IRS	Internal Revenue Service
LIBOR	London Inter-bank Offered Rate
NASDAQ	Nasdaq Global Select Market
Omnibus Plan	Frontdoor, Inc. 2018 Omnibus Incentive Plan
Parent Company	Frontdoor, Inc.
Prior Revolving Credit Facility	$250 million revolving credit facility in place prior to the effectiveness of the Revolving Credit Facility
Prior Term Loan Facility	$650 million senior secured term loan facility in place prior to the effectiveness of the Term Loan Facilities
Revolving Credit Facility	$250 million revolving credit facility effective June 17, 2021
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Streem	Streem, LLC, our technology business that uses augmented reality, computer vision and machine learning to provide services
Term Loan A	$260 million term loan A facility effective June 17, 2021
Term Loan B	$380 million term loan B facility effective June 17, 2021
Term Loan Facilities	The Term Loan A together with the Term Loan B
Terminix	Terminix Global Holdings, Inc. (formerly known as ServiceMaster Global Holdings, Inc.), a Delaware corporation, and its consolidated subsidiaries
Topic 848	ASC 848, Reference Rate Reform
U.S. or United States	United States of America
U.S. GAAP	Accounting principles generally accepted in the United States of America

In this Annual Report on Form 10-K, unless the context indicates otherwise, references to “Frontdoor,” “we,” “our,” “us,” and the “company” refer to Frontdoor, Inc. and all of its subsidiaries. Frontdoor is a Delaware corporation with its principal executive offices in Memphis, Tennessee.

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

•the ability of our marketing efforts to be successful or cost-effective;

•our ability to attract, retain and maintain positive relations with third-party contractors and vendors;

•our dependence on our first-year real estate and direct-to-consumer acquisition channels and our renewals channel;

•our ability to attract and retain qualified key employees and labor availability in our customer service operations;

•our dependence on third-party vendors, including business process outsourcers, and third-party component suppliers;

•cybersecurity breaches, disruptions or failures in our technology systems;

•our ability to protect the security of personal information about our customers;

•evolving corporate governance and disclosure regulations and expectations related to environmental, social and governance matters;

•risks related to the COVID-19 pandemic;

•compliance with, or violation of, laws and regulations, including consumer protection laws, or lawsuits or other claims by third parties, increasing our legal and regulatory expenses;

•increases in tariffs or changes to import/export regulations;

•physical effects of climate change, adverse weather conditions and Acts of God, along with the increased focus on sustainability;

•our ability to protect our intellectual property and other material proprietary rights;

•negative reputational and financial impacts resulting from acquisitions or strategic transactions;

•a requirement to recognize impairment charges;

•third-party use of our trademarks as search engine keywords to direct our potential customers to their own websites;

•inappropriate use of social media by us or other parties to harm our reputation;

•special risks applicable to operations outside the United States by us or our business process outsource providers;

•a return on investment in our common stock is dependent on appreciation in the price;

•inclusion in our certificate of incorporation includes a forum selection clause that could discourage an acquisition of our company or litigation against us and our directors and officers;

•the effects of our significant indebtedness, our ability to incur additional debt and the limitations contained in the agreements governing such indebtedness;

•increases in interest rates increasing the cost of servicing our indebtedness and counterparty credit risk due to instruments designed to minimize exposure to market risks;

•increased borrowing costs due to lowering or withdrawal of the credit ratings, outlook or watch assigned to us, our debt securities or our Credit Facilities;

•our ability to generate the significant amount of cash needed to fund our operations and service our debt obligations; and

•other factors described in this report and from time to time in documents that we file with the SEC.

PART I

ITEM 1. BUSINESS

Overview

Frontdoor is the leading provider of home service plans in the United States, as measured by revenue, and operates primarily under the American Home Shield brand. Our customizable home service plans help customers protect and maintain their homes, typically their most valuable asset, from costly and unplanned breakdowns of essential home systems and appliances. We maintain close and frequent contact with our customers as we handle over four million service requests annually utilizing our nationwide network of approximately 15,000 pre-qualified professional contractor firms in a wide range of trades and with diverse skills and capabilities. Our value proposition to our professional contractor network is equally compelling as we provide them access to our significant work volume, thus increasing their business activity while enhancing their ability to manage their financial and human capital resources. We realize significant economies of scale as a result of our volume of service requests, and we intend to leverage our enhanced customer- and contractor-centric technology platform, robust independent contractor network, existing customer base, purchasing volume for parts, appliances and home systems, and extensive history and deep understanding of the home services industry to generate sustained growth of our home service plan brands. We also plan to continue to leverage these unique attributes to expand on-demand home services and to continue to focus on integrating our advanced customer- and contractor-centric Streem technology platform into our core business to enhance the experience for our customers and contractors. Our Streem technology platform uses augmented reality, computer vision and machine learning to help home service professionals more quickly and accurately diagnose breakdowns and complete repairs. Although we license this technology to third-party business-to-business customers as a software-as-a-service platform, we shifted our focus during 2022 to primarily concentrate on integrating the technology into our core product and service offerings.

As of December 31, 2022, we had 2.1 million active home service plans, which were offered nationally. Our home service plan customers usually subscribe to an annual service plan agreement that covers the repair or replacement of major components of more than 20 home systems and appliances, including electrical, plumbing, HVAC systems, water heaters, refrigerators, dishwashers and ranges/ovens/cooktops, as well as optional coverages for electronics, pools, spas and pumps. Given the potentially high cost of a major appliance or home system breakdown, the cumbersome process of vetting and hiring a qualified repair professional and, typically, the lack of a formal guarantee for services performed, our customers place high value on the budget protection, peace of mind, convenience, repair expertise and service guarantee our home service plans deliver. As homes become increasingly complex and connected, and the needs of our customers continue to evolve, we believe our ability to innovate through upgraded and customized product offerings, differentiated service offerings and channel diversification focused on key customer segments will continue to drive customer growth and retention. The expansion of our home service plan offerings, new branding initiatives, and the utilization of dynamic pricing algorithms, as well as our investments in on-demand home services and our Streem technology platform, well position us for growth.

Our multi-faceted value proposition resonates with a broad customer demographic, regardless of home price, income level, geographic location or age. Additionally, our range of product offerings—from extensive home service plan coverage to on-demand services and maintenance to virtual diagnosis—can meet customer needs, whether they are seeking budget protection, assistance in finding a contractor or want only guidance for a do-it-yourself solution. We acquire our customers through awareness driven through the real estate channel and directly by advertising and marketing our brands through our direct-to-consumer (“DTC”) channel. As a result of our strong customer value proposition, 72 percent of our revenue in 2022 was generated through existing customer renewals, which was in line with historical averages, driving consistency and predictability in our revenues. In addition, a significant majority of our home service plan customers automatically renew on an annual basis.

We are highly selective with onboarding new contractor firms into our nationwide network and continuously monitor service quality through a set of rigorous performance measures, relying heavily on direct customer feedback. We classify a subset of our independent contractor network as “preferred,” representing firms that meet our highest quality standards and are often long-tenured providers with us. Our preferred contractor network completed 82 percent of our service requests in 2022. We believe that increased usage of our preferred contractors leads to faster and better-quality customer service and higher customer retention rates, as well as lower costs. We intend to leverage our preferred contractor base, and our ability to offer virtual diagnosis of issues, to enhance our contractors’ experience, and to expand further into home improvement and maintenance services.

For the year ended December 31, 2022, we generated revenue, net income and Adjusted EBITDA of $1,662 million, $71 million and $214 million, respectively. For a reconciliation of Adjusted EBITDA to net income, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations for the Years Ended December 31, 2022 and 2021—Adjusted EBITDA.”

Our Opportunity

Frontdoor operates within the estimated $500 billion revenue U.S. home services industry, and more specifically, in repair and maintenance sectors of the industry that have an estimated aggregate $100 billion in revenue The home service plan category currently represents approximately $4 billion. We view increased penetration of the U.S. home service plan category as a long-term growth opportunity. This category is currently characterized by low household penetration with an estimated six million of 128 million U.S. households (owner-occupied homes and rentals), or approximately four percent, covered by a home service plan. In addition, we believe that increasingly complex home systems and appliances, as well as consumer preference for budget protection and convenience, will emphasize the value proposition of pre-qualified professional repair services and, accordingly, the coverage benefits offered by a home service plan.

We also believe that we are well-positioned to capitalize on our leading position in the home service plan category to provide services to consumers in the broader repair and maintenance category in the U.S. home services industry. As consumer demand shifts toward more convenient, outsourced services, we believe we have an opportunity as a reliable, scaled service provider with a nationwide network of pre-qualified professional service providers to expand further into on-demand home services. We expect to continue to leverage the quality, trust and brand awareness of our brands, including the new ones, to grow our on-demand offering and to allow us to demonstrate the enhanced value that we can offer to both consumers and contractors.

Our marketplace-based approach to home service delivery requires us to focus on growing our supply side, and we remain committed to attracting and retaining high-quality independent contractors for our network of professional service providers. As we continue to scale and leverage our contractor network, we in turn expand our breadth of potential services and enhance our ability to further execute our on-demand home services delivery model.

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

Technology-Enabled Platform Drives Efficiency and Quality of Service. We are focused on constantly improving the customer and contractor experience. We continuously develop and refine our advanced customer- and contractor-centric technology platform to enhance the experience for our customers, contractors and commercial partners. Our platform allows customers to purchase a home service plan, request a maintenance or repair service, virtually communicate with a representative, learn about home maintenance and repairs, pay bills and track the progress of their service requests, all from their smartphone or other device. Our contractor technology platform makes it easier for contractors to work with us and improves communications between contractors and our customers. Our realtor technology platform makes it easier for realtors to work with us and, therefore, recommend our products to their clients.

Our technological capabilities are enhanced by our Streem technology platform, which uses augmented reality, computer vision and machine learning to help home service professionals more quickly and accurately diagnose breakdowns and complete repairs. In addition, in certain instances, Streem enables homeowners to use their smartphone cameras to engage in a video chat with a service professional who can remotely see the item that needs attention and capture a variety of important details about the item, potentially helping to reduce the time required for completing repairs and even eliminating the need for a technician to visit the home.

We believe our technology-enabled platform provides a foundation for operational and customer service excellence and differentiation, ultimately driving customer and contractor retention and growth.

Multi-Channel Sales and Marketing Approach Supported by Sophisticated Consumer Analytics. Our multi-channel sales and marketing approach is designed to understand our customers’ key decision points during the purchase of home services to generate revenue and build brand value. We use this information to help us design product offerings and differentiate our brands to meet the diverse needs of consumers.

In the real estate channel, we leverage marketing and information service arrangements and a team of field-based sales associates and leaders to train, educate and market our plans through real estate brokers and agents at both a local and national level. We have relationships with each of the top ten real estate brokers in the United States, and we view these strategic relationships as a valuable aspect of our sales model.

In the DTC channel, we increasingly utilize sophisticated consumer analytics and testing models that allow us to more effectively segment our prospective customers and deliver tailored marketing campaigns and messaging. In addition, we have deployed more sophisticated marketing tools to attract customers, including content marketing, online reputation management and social media channels. The efficacy of our marketing efforts is demonstrated by our ability to cost-effectively generate quality leads and online sales.

Diverse, Recurring and Stable Revenue Channels. We acquire new home service plan customers through two channels, real estate and DTC, which are offered nationally. We believe our ability to acquire customers through the DTC channel helps to mitigate the effect of potential cyclicality in the home real estate market and our nationwide presence limits the impact of poor economic conditions or adverse weather conditions in any particular geography. We also benefit from predictable and recurring revenue, as our American Home Shield home service plan customers typically sign annual contracts, and 72 percent of our revenue in 2022 was generated through existing customer renewals, which was in line with historical averages. Additionally, 82 percent of our American Home Shield home service plan customers are on a monthly auto-pay program. Auto-pay customers historically have been more likely to renew than non-auto-pay customers. Our business model continues to prove resilient through various business cycles as evidenced by our four percent annual revenue growth from 2021 to 2022, despite the COVID-19 pandemic’s adverse impact on the economy throughout 2021 and 2022.

Capital-Light Business Model. Our business model generates strong Adjusted EBITDA margins and requires limited capital expenditures. As such, we have a capital-light business model that drives potential for strong cash flow generation. We may, from time to time, make more significant investments in capability-expanding technology, including continued investments in our technology-enabled platform to drive efficiency and quality of service. For the year ended December 31, 2022, net cash provided from operating activities was $142 million, and Free Cash Flow was $102 million. For a reconciliation of Free Cash Flow to net cash provided from operating activities, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Cash Flows.”

Experienced Management Team. We have a management team of highly experienced leaders who possess deep insight into transforming large consumer discretionary businesses, leveraging technology to innovate and grow businesses, and who have strong track records in marketing and operational excellence for a wide variety of industries and economic conditions. Our management team is highly focused on execution and driving growth and profitability, and, as such, our compensation structure is tied to key performance metrics that are designed to incentivize senior management to drive the long-term success of our business. We believe our management team has the vision and experience to position us for continued success and to implement and execute our business strategies over the long term.

Our Business Strategies

We intend to profitably grow our business by:

Increasing Our Home Service Plan Penetration. We intend to further increase our home service plan penetration by making strategic investments to educate consumers on our compelling value proposition, targeting homeowners more effectively through a variety of product and service offerings, further improving the customer experience and attracting new real estate brokers, contractor firms and business partners. Further, we believe on-demand home services provide us more opportunities to introduce customers to our overall home service plan value proposition. We intend to leverage our analysis of consumer preferences to offer home service plans that meet the needs of consumers who prefer traditional home service plans, as well as those seeking a different approach.

Delivering Superior Customer Experience. We will continue to improve the customer experience by deepening our investments in our integrated technology platform, self-service capabilities, business intelligence platforms, customer service operations and contractor management systems, as well as continuing to improve our communications related to our home service plans. These targeted investments are expected to result in an enhanced customer experience by providing a more convenient service and improving contractor efficiencies and engagement. We believe these initiatives will lead to improved retention rates over time, cost-savings and the opportunity to deliver additional services to a broader base of satisfied customers.

Growing Our Supply Network of Independent Contractors. We are focused on growing our high-quality nationwide network of pre-qualified professional contractor firms, particularly our base of preferred contractors. These firms are in a wide range of trades and possess diverse skills and capabilities. Our contractor relations team utilizes a highly selective process to choose new contractor firms and continuously monitors their service quality. We believe growing our contractor base within existing service locations and in new geographies, while maintaining service excellence, will drive further penetration of our home service plans and on-demand home services and differentiate our product offering relative to competitors. We believe that increased usage of our preferred contractors leads to faster and better-quality customer service and higher customer retention rates, as well as lower costs.

Continuing Digital Innovation. We are continuing to invest in digital innovation to further increase the ease-of-use of our technology platform for our customers, contractors and commercial partners. In recent years, we have developed a robust customer technology platform, which makes it easy for customers to purchase from us, including through the use of digital payments, request service, receive personalized shopping experiences and home maintenance tips and manage their account from the convenience of a smartphone or other device, whether through our website or an app. Our contractor technology platform makes it easier for contractors to work with us and improves communication between contractors and our customers. Our realtor technology platform makes it easier for realtors to work with us and, therefore, recommend our products to their clients. As we continue to make investments in digital innovation, these enhanced digital platforms will be the foundation of both our home service plan brands and on-demand home services.

In addition, our advanced customer- and contractor-centric Streem technology platform enhances the experience for our customers, contractors and commercial partners. Streem’s interactive digital features enable home service professionals to more efficiently interact with customers through video chat and potentially help reduce the time required for completing repairs or even eliminating the need for a technician home visit, and to help our commercial partners work with and provide service to their customers. We plan to leverage Streem’s capabilities to offer upfront diagnostics of home repairs, which we believe will drive an increase in the number of jobs completed in the first visit. We also believe the use of Streem will reduce the time required to complete the repair or provide a replacement for our customers and reduce carbon emissions related to contractor and other home or on-site visits.

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

Providing Customers Access to Our High-Quality, Pre-Qualified Network of Contractors for On-Demand Home Services. Our on-demand home services platform offers customers access to home systems repair and diagnostic services from highly-rated service professionals with convenient scheduling, upfront pricing on select services and ongoing support. For contractors, this product provides actual revenue opportunities, not just leads, as well as access to our scheduling services. We believe that on-demand services will strengthen our home service plan brands by highlighting the value proposition of our services and the convenience of our vast pre-qualified service provider network to new customers.

By offering on-demand home services, we can provide additional services to our existing customers and members and reach new customers, including those not currently interested in home service plans. We intend to continue to leverage our existing sales channels and service platform to deliver additional value-added services to our on-demand home services customers. Our product development teams draw upon the experience of our home service plan brands to both create innovative customer solutions for the existing product suite and identify service and category adjacencies. For example, we offer existing home service plan customers pre-season HVAC tune-ups and a lock re-keying service. We also offer add-on warranties, covering items such as home electronics, which we believe add value to our home service plans and result in improved retention rates. We believe these new service offerings will lead to higher customer engagement, ultimately leading to stronger customer loyalty and retention.

Developing a World-Class Data Platform. We believe we have the opportunity to become the authoritative source of home service information. Since the founding of American Home Shield in 1971, we have amassed a significant amount of aggregate data on historic maintenance trends, recall and repair history, and parts and labor pricing for most home repairs. We are constantly analyzing and using this aggregated data to make better business decisions and improve visibility on future costs. We believe these investments could both improve the customer experience and reduce our operating expenses.

Pursuing Selective Acquisitions. We anticipate that the highly fragmented nature of the home service plan category will continue to create strategic opportunities for acquisitions. Historically, we have used acquisitions to cost-effectively grow our customer base in high-growth geographies, and we intend to opportunistically continue to do so. We may also explore opportunities to make strategic acquisitions that will expand our service offering in the broader home services industry and enhance our technological capabilities. For example, in 2019, we acquired Streem to enable home service professionals to more efficiently interact with customers and complete repairs, and, in 2020, we acquired a business to expand on-demand home services via their intellectual capital and know-how, technology platform capabilities and geographic presence.

Sales and Marketing

We market our brands and services to homeowners on a national and local level through various means, including broadcast, digital, marketing partnerships and affiliate relationships and remarketing. We partner with various participants in the residential real estate marketplace, such as real estate brokers and insurance carriers, to market our home service plans. In addition, we sell through our customer service team, mobile-optimized e-commerce platform and national sales teams. We utilize the following customer acquisition channels:

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

In 2022, we estimate approximately one million homes were sold with a home service plan out of the approximately 5 million homes sold, reflecting a continued decline in sales of home service plans. The historically high demand for homes has led to reduced incentive for sellers to offer a home service plan and less time for the attachment of a home service plan during the sale transaction. In 2022, customers in our real estate channel renewed at a rate of 30 percent after the first contract year. Revenue from this channel was $184 million, $252 million and $263 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Direct-to-consumer channel. We have invested significant resources to develop the DTC channel to broaden our reach beyond home real estate transactions. Our value proposition resonates with a wide range of homeowners, from those who find security in a plan protecting against expensive and unplanned breakdowns in the home to those seeking convenient services from pre-qualified contractors. This strong value proposition is promoted to our potential customers through marketing partnerships, search engine marketing, content marketing, social media, direct mail, television, radio, print advertisements and telemarketing, and sold through our customer service team and mobile-optimized e-commerce platform. We continue to strategically invest to expand the DTC channel given its high customer retention rates and customer lifetime value. Our research indicates a relatively low home service plan penetration rate of four percent of U.S. households and significant opportunity in the broader home repair and maintenance category. We believe that penetration rates will increase over time as consumers become more aware of, and educated about, the value of home service plans and the full suite of product and service offerings of our brands.

In 2022, we estimate over four million of the 123 million U.S. households (excluding homes sold) had a home service plan. In 2022, customers in our DTC channel renewed at a rate of 74 percent after the first contract year. Revenue from this channel was $219 million, $201 million and $183 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Customer renewals. For the year ended December 31, 2022, we generated 72 percent of our revenue through existing customer renewals compared to 69 percent for each of the years ended December 31, 2021 and 2020. We have made significant investments in our integrated technology platform, self-service capabilities, business intelligence platforms, customer service operations and contractor management systems, which we believe position us to further improve our customer retention rate.

In 2022, customers in our renewal channel renewed at a rate of 78 percent. Revenue from renewals was $1,203 million, $1,103 million and $1,013 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Across all three channels, in 2022, customers renewed at a rate of 70 percent, and our overall customer retention rate was 76 percent. We calculate the rates at which our customers renew as the ratio of the number of home service plans renewed during the period to the number of home service plans originally set to expire during the period. We calculate our customer retention rate as the ratio of the number of ending home service plans to the sum of the number of beginning home service plans, new home service plan sales and acquired accounts for the applicable period. The rate at which customers renew and customer retention rate are presented on a rolling, 12-month basis in order to avoid seasonal anomalies.

Customers, Contractors, Suppliers and Geographies

Customers. As our customers are predominantly owners of single-family residences, we do not have significant customer concentration. As of December 31, 2022, we had 2.1 million active home service plans, respectively. We believe there is opportunity to market our services to a broader customer base seeking variations from traditional home service plans and on-demand services.

Contractors. We have a nationwide network of approximately 15,000 pre-qualified professional contractor firms in a wide range of trades and with diverse skills and capabilities. The qualification process for a contractor includes assessing its online presence and customer reviews, gathering public information about the company, reviewing references from customers and other contractors, and confirming it meets our insurance and licensing standards. In addition, contractors must agree to our service requirements, such as timely appointments and follow-ups with all customers, guaranteed workmanship, professionalism and availability. Our contractors are supported by a designated contractor relations representative who guides them through the process of working with us, from on-boarding to the first service call and to continuous monitoring and training.

No contractor accounted for more than five percent of our cost of services rendered in 2022. We classify a subset of our independent contractor network as “preferred,” representing firms that meet our highest quality standards and are often long-tenured providers with us. Our preferred contractor network completed 82 percent of our service requests in 2022. We believe that increased usage of our preferred contractors leads to faster and better-quality customer service and higher customer retention rates, as well as lower costs.

Suppliers. We are dependent on a limited number of suppliers for various key components used in the services and products we offer to customers, and the cost, quality and availability of these components are essential to our services. Direct supplier spend, which excludes purchases made by our contractors, made up approximately 20 percent of our cost of services rendered in 2022, and we have multiple national supplier agreements in place. We have seven national suppliers of parts, appliances and home systems that each account for more than five percent of our supplier spend. We continue to deepen and expand our supplier relationships, improve access to appliances with the highest demand, increase speed of parts acquisition and expand our service provider network.

Geographies. A significant percentage of our revenue is concentrated in the western and southern regions of the United States, including California, Florida and Texas.

Technology

We are continuing to invest in digital innovation to further increase the ease-of-use of our technology platform for our customers, contractors and commercial partners.

Customers. We operate a robust customer technology platform, which makes it easy for customers to purchase from us, request service and manage their account from the convenience of a smartphone or other device. Approximately 50 percent of our DTC sales in 2022 were entered online, and more than 50 percent of our total service request volume was entered online or through our interactive voice response system. Our customer MyAccount platform had over one million active users at the end of 2022, allowing customers to pay bills, request service, receive home maintenance tips, review account information and electronically communicate with a representative online without having to call our customer service team. In certain instances, our Streem technology platform enables homeowners to use their smartphone cameras to engage in a video chat with a service professional who can remotely see the item that needs attention and capture a variety of important details about the item, potentially helping to reduce the time required for completing repairs and even eliminating the need for a technician to visit the home by offering a simple do-it-yourself solution.

Contractors. Our contractor technology platform makes it easier for contractors to work with us and improves communication between contractors and our customers. Our contractor portal had over 15,000 active users at the end of 2022, and our platform sent approximately 1.7 million “On-My-Way” notifications to customers, letting them know their contractor was en route to their home.

Commercial partners. Our realtor technology platform makes it easier for realtors to work with us and, therefore, recommend our products to their clients. Approximately 70 percent of real estate channel orders were placed online in 2022. Our realtor portal had approximately 73,000 active users at the end of 2022, allowing realtors to enter, edit, view and print order confirmations and view and manage expiring orders.

Competition

We compete in the U.S. home service plan category and the broader U.S. home services industry. The home service plan category is highly competitive. While we have a broad range of competitors in each locality and region, we are the only home service plan company providing home service plans nationwide. The broader U.S. home services industry is also highly competitive. We compete against businesses providing on-demand home services directly and those offering leads to contractors seeking to provide on-demand home services. The principal methods of competition, and by which we differentiate ourselves from our competitors, are quality and speed of service, contract offerings, brand awareness and reputation, customer satisfaction, pricing and promotions, contractor network and referrals. We believe our nationwide network of approximately 15,000 pre-qualified professional contractor firms, in combination with our large base of contracted customers, differentiate us from other platforms in the home services industry.

Human Capital Management

As of December 31, 2022, we had 1,712 employees, none of whom is represented by a labor union. 1,660 employees were employed in the United States, and 52 employees were employed in foreign countries, primarily in India where they provided technology services for our business. We believe our overall relations with our workforce are good. Our corporate website, www.frontdoorhome.com, includes additional information about human capital management at Frontdoor.

Health and Safety. We have implemented a virtual-first work environment, resulting in the majority of our workforce working remotely and engaging in travel and in-person meetings occasionally. Our support for employees’ health and safety has expanded to focus on key aspects related to working from home, including support for mental health. Our regular internal corporate communications feature virtual working tips, employee highlights, health and safety ideas and business discussions, all of which are designed to keep employees connected and engaged.

Inclusion and Diversity. We embrace the diversity of our employees, contractors, customers and other stakeholders. Everyone is valued and appreciated for their distinct contributions to the growth and sustainability of our business. We strive to cultivate a culture and vision that supports and enhances our ability to recruit, develop and retain diverse talent at every level. Our diversity and inclusion efforts are led by our Diversity Council, which is supported by our Chief Executive Officer (“CEO”) and comprised of other senior and cross-functional leaders and our director of diversity and inclusion. The Diversity Council sponsors employee resource groups to support and celebrate the diversity of our employees. We also launched an additional four employee resource groups in 2022, bringing our total to six. As of September 30, 2022, our employees have self-identified as 67 percent female, 33 percent male and 40 percent racially/ethnically diverse.

Employee Benefits and Talent Development. In 2022, we again engaged in a review of our employee benefits and vacation programs and updated several programs to improve our healthcare coverage and provide support for healthcare needs of our diverse employees. We have sponsored development programs and a career development platform to support development for our diverse employee population. We regularly monitor employee satisfaction through formal processes and informal surveys and conversations, and we monitor employee turnover.

Employee Engagement. We strive to not only give each employee a job, but also a voice. To make sure we hear our employees’ voices when they speak, we regularly seek employee engagement feedback. We actively track and monitor the results of employee pulse surveys in search of trends and opportunities. The surveys inform our human resources strategy so that we can adjust and adapt to our employees’ needs as they change and evolve. Leaders receive team-level dashboards; have the opportunity for supplemental training and support to understand how to review, share and discuss their results with their teams; and take meaningful actions together to continuously improve employee experiences.

Seasonality

The demand for our services and our results of operations are affected by weather conditions and seasonality. Such seasonality causes our results of operations to vary considerably from quarter to quarter. Accordingly, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year. Extreme temperatures, typically in the winter and summer months, can lead to an increase in service requests related to home systems, particularly HVAC systems, resulting in higher claim frequency and costs and lower profitability, while mild temperatures in the winter or summer months can lead to lower home systems claim frequency. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors and Trends Affecting Our Results of Operations—Seasonality” in Part II of this Annual Report on Form 10-K for additional information.

Intellectual Property

We hold various service marks, trademarks and trade names, such as Frontdoor, American Home Shield, HSA and Streem, that we deem particularly important to our advertising and marketing activities. We develop the substantial majority of our product and service offerings internally and have extended our product and service offerings and intellectual property through acquisitions of businesses and technologies. We also license intellectual property rights in certain circumstances. We have a number of U.S. patents and U.S. and foreign pending applications that relate to various aspects of our Streem technology. While we believe that our patents have value, no single patent is essential to us or to any of our principal businesses. Rapid technological advances in cloud, software and hardware development, evolving standards in computer hardware and software technology, changing customer needs and frequent new product introductions, offerings and enhancements characterize the markets in which we compete. We plan to continue to dedicate resources to research and development efforts to maintain and improve our current products and services offerings.

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

These federal, state and local laws and regulations include laws relating to consumer protection, unfair and/or deceptive trade practices, service contracts, home service plans, home warranties, real estate settlement, wage and hour requirements, contractors, the employment of immigrants, labor relations, licensing, building code requirements, workers’ safety, environmental, privacy and data protection, securities, insurance coverages, sales tax collection and remittance, healthcare, employee benefits, marketing (including, without limitation, telemarketing) and advertising. In addition, we are regulated by the Consumer Financial Protection Bureau and in certain states by the applicable state insurance regulatory authority or other state regulatory bodies, such as the Virginia Department of Agriculture and the Texas Department of Licensing and Regulation.

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

ITEM 1A. RISK FACTORS

In addition to the other information contained in this Annual Report on Form 10-K and the exhibits hereto, you should carefully consider the following risk factors in evaluating our business. Our business, financial condition or results of operations could be materially adversely affected by any of these risks. The selected risks described below, however, are not the only risks we face. Additional risks and uncertainties, not currently known to us or those we currently view to be immaterial may also materially and adversely affect our business, financial condition or results of operations. The risk factors generally have been separated into three groups: risks related to our business, risks related to our common stock and risks related to our significant indebtedness.

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

Risks Related to Our Business

Changing macro-economic conditions, including inflation, global supply chain challenges and the persistence of the COVID-19 pandemic, especially as they may affect existing home sales, interest rates or consumer sentiment or unemployment, may adversely impact our business, financial position, results of operations and cash flows.

Our results of operations are dependent upon consumer spending. Changes in general economic conditions and consumer confidence, particularly in our largest markets—California, Florida and Texas—could adversely affect the demand for our services. Consumer spending and confidence tend to decline during times of declining economic conditions. A worsening of macroeconomic indicators, including weak home sales, higher home foreclosures, inflation and higher interest rates, declining consumer confidence or rising unemployment rates, could adversely affect consumer spending levels, reduce demand for our services and adversely impact our business, financial position, results of operations and cash flows.

With respect to interest rates, in particular, the Federal Reserve took several steps during 2020 and 2021 to protect the economy from the impact of COVID-19, including reducing interest rates to new historic lows. However, in 2022, in light of increasing inflation, the Federal Reserve increased interest rates seven times, which has caused buyer apprehension and affordability concerns, resulting in a decrease in home sales in 2022 and negatively impacting our real estate channel. The Federal Reserve has indicated that it expects continued increases in interest rates in 2023 and elevated rates in 2024. Any such additional increases could negatively affect mortgage rates and continue to negatively impact the real estate channel.

Increases in parts, appliance and home system prices and other operating costs could adversely impact our business, financial position, results of operations and cash flows.

Our financial performance may be adversely affected by increases in the level of our operating expenses, such as refrigerants, appliances, equipment, parts, raw materials, wages and salaries, employee benefits, healthcare, contractor costs, self-insurance costs and other insurance premiums, as well as various regulatory compliance costs, all of which may be subject to inflationary and other pressures. For example, from 2021 through 2022, we experienced a rapid increase in the cost of parts, appliance and home system costs due to inflation, which, in turn, increased our contract claims costs. Such increase in operating expenses, including contract claims costs, could have a material adverse impact on our business, financial position, results of operations and cash flows.

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

We may not be able to fully implement our business strategies or realize, in whole or in part within the expected time frames, the anticipated benefits of various new business, growth or other initiatives. Our business strategies and initiatives, including increasing our home service plan penetration, delivering superior customer experience, growing our supplier network of independent contractors, continuing digital innovation, leveraging dynamic pricing, providing customers access to our high-quality, pre-qualified network of contractors for on-demand home services, developing a world-class data platform and pursuing selective acquisitions, are subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control.

In addition, our financial performance is affected by changes in the services and products we offer to customers. We may incur significant costs to implement our strategies, service and product offerings, which may not succeed in increasing revenue, growing our customer base or growing profitability. An unsuccessful execution of strategies, including the rollout of new, or the adjustment of any existing, services or products or sales and marketing plans, could cause us to reevaluate or change our business strategies and could have a material adverse impact on our reputation, business, financial position, results of operations and cash flows.

We will incur certain costs or may offer certain discounts to achieve efficiency improvements and growth in our business, and we may not meet anticipated implementation timetables or stay within budgeted costs or plans. As these efficiency improvement and growth initiatives are implemented, we may not fully achieve expected cost savings and efficiency improvements or growth rates, or these initiatives could adversely impact customer retention or our operations. Also, our business strategies may change in light of our ability to implement new business initiatives, competitive pressures, economic uncertainties or developments or other factors.

Marketing efforts to increase sales through our real estate and direct-to-consumer channels may not be successful or cost-effective.

Attracting consumers, professional contractor firms and real estate brokers to our brands and businesses involves considerable expenditures for marketing. We have made, and expect to continue to make, significant expenditures on branding, app and website design, marketing partnerships, search engine marketing, content marketing, social media, direct mail, broadcast, television, radio, print advertisements and telemarketing. These efforts may not be successful or cost-effective. Historically, we have had to increase marketing expenditures over time to attract and retain customers and professional contractors and sustain growth.

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

With respect to our marketing efforts, we may also include certain discounts or other promotional rates in order to attract and retain customers. These efforts may require increasing amounts or be offered at increasing frequency over time. Certain factors including the nature and type of our services offered, potential and existing customers perception of the value of our services, and other macroeconomic factors like general economic conditions and consumer sentiment may impact our efforts. These efforts may not be successful or cost-effective over time.

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

Our ability to conduct our operations is in part impacted by reliance on a network of third-party contractors. Our future success and financial performance depend substantially on our ability to attract and retain qualified third-party contractors and ensure third-party contractor compliance with our policies, standards and performance expectations. However, these third-party contractors are independent parties that we do not control, and who own, operate and oversee the daily operations of their individual businesses. If third-party contractors do not successfully operate their businesses in a manner consistent with required laws, standards and regulations, we could be subject to claims from regulators or legal claims for the actions or omissions of such third-party contractors. In addition, our relationship with our third-party contractors could become strained (including resulting in litigation) as we impose new standards or assert more rigorous enforcement practices of our existing standards and performance expectations. When a contractor relationship is terminated, there is a risk that we may not be able to enter into a similar agreement with an alternate contractor in a timely manner or on favorable terms. We could incur costs to transition to other contractors, and these costs could materially adversely affect our results of operations and cash flows. We could also fail to provide service to our customers if we lose contractors that we cannot replace in a timely manner, which could lead to customer complaints and possible claims and litigation. In addition, our third-party contractors interact directly with our customers, and if our third-party contractors do not provide satisfactory services, our retention rate, reputation and business may be adversely affected. In addition, these potential impacts may be enhanced upon termination of a relationship with a preferred contractor, as approximately 82 percent of our service requests were completed by our preferred contractor network in 2022.

We are also dependent on vendors for parts, appliances and home systems and the ability to rely on the pricing for such goods in the contracts we negotiate with these vendors. In recent years, the COVID-19 pandemic’s impact on the global supply chain has led to industry-wide price increases for parts and equipment as well as availability challenges across our trades as demand has outpaced production. If we cannot obtain the parts, appliances or home systems from vendors within our existing stable of vendors to satisfy consumer claims in a timely manner, we may be forced to obtain parts, appliances and home systems from other vendors or through our third-party contractors at higher costs, which could have a material adverse impact on our business, financial position, results of operations and cash flows. In addition, if we cannot obtain appliance parts to satisfy consumer claims in a timely manner, we may be forced to obtain replacement appliances or systems at a higher cost compared to the cost of appliance parts.

We depend on our first-year real estate and direct-to-consumer acquisition channels for a significant percentage of our sales.

A significant percentage of our sales are generated through our first-year real estate customer and direct-to-consumer acquisition channels, which also feed our renewals channel. In our real estate channel, our strategic relationships with top real estate brokers and agents are important to our business because they provide marketing and information services that are useful to our real estate customer acquisition channel. These brokers and agents are independent parties that we do not control, and we cannot guarantee that our strategic partnership arrangements with them will continue at current levels or at all. An inability to maintain these relationships could have a material adverse effect on our business, financial position, results of operations and cash flows.

Demand for our services is affected by existing home sales, as our services are frequently purchased in connection with real estate transactions. As a result, in periods when home sales are fast-moving, declining or of low inventory levels, demand for our services may be adversely impacted. In addition, changes in the real estate market could also affect the demand for our services if a reduced amount of home buyers elect not to purchase our services, which could have a material adverse impact on our business, financial position, results of operations and cash flows. Among others, the number of real estate transactions in which our services are purchased could also decrease in the following situations:

•       when mortgage interest rates are high or rise, as they did in 2022;

•       when the availability of credit, including commercial and residential mortgage funding, is limited;

•       when real estate values are declining; or

•       conversely, when demand for existing homes exceeds supply.

Consumer demand for services purchased through our first-year DTC channel can fluctuate and, as such, is subject to changes in macro-economic conditions, including interest rates and inflation, as well as consumer sentiment about the value of home service plans and our reputation as a home service plan provider. Consumer demand may also be significantly influenced by the success of marketing and promotions by us or by our competitors. If we are unsuccessful in attracting consumers to our home service plans we could experience a material adverse impact to our business, financial position, results of operations and cash flows.

We depend on our renewals channel for a significant percentage of our sales.

Our third and largest sales channel is our renewals channel. Sales in this channel are dependent upon the flow of sales from our first-year real estate and DTC channels, as well as our customers’ perceptions of the value of our home service plans, and accordingly, their willingness to renew their plans. Any decrease in sales from period to period in our real estate and DTC channels may have a negative impact on future growth opportunities in our renewals channel. Whether existing customers choose to renew their home service plans is driven by both external factors such as macroeconomic conditions our reputation and actions of our competitors, as well as internal factors such as their experience with our home service plans, including whether they have used their home service plans and their satisfaction with any services we provided, and how they perceive the value of our home service plans in light of the cost of a renewal.

We may not be able to attract and retain qualified key employees, which could adversely impact us and our business and inhibit our ability to operate and grow successfully.

The execution of our business strategy and our financial performance will depend in significant part on our executive management team and other key technology personnel, home services experts and other key personnel. Our future success will depend in large part on our success in attracting new talent; utilizing current, experienced senior leadership; and smoothly transitioning responsibilities to and implementing the goals and objectives of our management team. Any inability to attract or retain qualified key executives in a timely manner, or retain or recruit other key personnel, could have a material adverse impact on our business, financial position, results of operations and cash flows.

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

Our strategy to increase profitability, in part, by reducing our costs of operations includes the implementation of certain business process outsourcing initiatives, including offshore outsourcing of certain aspects of our customer service operations, some of which are located near regions that have previously been affected by Acts of God, such as earthquakes and typhoons, and outsourcing of certain technology development initiatives. Any disruption, termination or substandard performance of these outsourced services, including possible breaches by third-party vendors of their agreements with us, could delay or limit our ability to successfully implement our business strategies and adversely affect our brands, reputation, customer relationships, financial position, results of operations and cash flows. Also, to the extent a third-party vendor relationship is terminated, there is a risk of disputes or litigation and that we may not be able to enter into a similar agreement with an alternate provider in a timely manner or on terms that are acceptable to us or at all. Even if we find an alternate provider, or choose to insource such services, there are significant risks associated with any transitioning activities. In addition, to the extent we decide to terminate outsourcing services and insource such services, there is a risk that we may not have the capabilities to perform these services internally, resulting in a disruption to our business, which could adversely impact our reputation, businesses, financial position, results of operations and cash flows. We could incur costs, including personnel and equipment costs, to insource previously outsourced services like these, and these costs could adversely affect our results of operations and cash flows.

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

We depend on a limited number of third-party components suppliers. Our reputation, business, financial position, results of operations and cash flows may be harmed if these parties do not perform their obligations, if they suffer interruptions to their own operations, if alternative component sources are unavailable, or if there is an increase in the costs of these components.

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

Our technology systems facilitate our ability to monitor, operate and control our operations and offer our products and services to customers. Modifications to our technology systems could cause disruption to our operations or cause challenges with respect to compliance with laws, regulations or other applicable standards. As the development and implementation of our technology systems (including our operating systems) continues to evolve, we may elect to modify, replace or abandon certain technology initiatives, which could result in write-downs.

Any disruption in our technology systems, including capacity limitations, instabilities, or failure to operate as expected, could, depending on the magnitude of the problem, adversely impact our business, brands, reputation, customer relationships, financial position, results of operations and cash flows, including by limiting our capacity to monitor, operate and control our operations effectively. Failures of our technology systems could also lead to violations of privacy laws, regulations, trade guidelines or practices related to our customers and associates. If our disaster recovery plans do not work as anticipated, or if the third-party vendors to which we have outsourced certain technology, customer service or other services fail to fulfill their obligations, our operations may be adversely affected, and any of these circumstances could adversely affect our reputation, business, financial position, results of operations and cash flows.

If we fail to protect the security of personal information about our customers, associates or third parties, we could be subject to interruption of our business operations, private litigation, reputational damage and costly penalties.

We rely on, among other things, commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential information of customers, associates and third parties, such as payment cards and personal information. The systems currently used for transmission and approval of payment card transactions, and the technology utilized in payment cards themselves, all of which can put payment card data at risk, are central to meeting standards set by the payment card industry (“PCI”). We continue to evaluate and modify these systems and protocols for PCI compliance purposes, and such PCI standards may change from time to time. At our customers’ request, we also use our proprietary Streem technology to capture key information about our customers’ appliances, HVAC and other home systems and may, though these video chat sessions capture additional information related to our customer or their home.

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

Data protection legislation is also becoming increasingly common in the United States at both the federal and state level. For example, the State of California enacted the California Consumer Privacy Act of 2018 (the “CCPA”), which became effective on January 1, 2020. The CCPA requires companies that process information of California residents to make disclosures to consumers about their data collection, use and sharing practices, allows consumers to opt out of certain data sharing with third parties and provides a new cause of action for data breaches. Additionally, the California Privacy Rights Act (the “CPRA”), which became effective January 1, 2023, revised and significantly expanded the scope of the CCPA. The CPRA also creates a new California data protection agency authorized to implement and enforce the CCPA and the CPRA, which could result in increased privacy and information security enforcement. Other U.S. states have considered and/or enacted similar privacy laws, including Colorado, Connecticut, Utah and Virginia. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination and security of data. The burdens imposed by the CCPA, CPRA and other similar laws that may be enacted at the federal and state level may require us to further modify our data processing practices and policies and to incur substantial expenditures in order to comply.

Our business is subject to evolving corporate governance and public disclosure regulations and expectations, including with respect to environmental, social and governance matters, that could expose us to numerous risks.

We are subject to changing rules and regulations promulgated by a number of governmental and self-regulatory organizations, including the SEC, NASDAQ and FASB. These rules and regulations continue to evolve in scope and complexity and many new requirements have been created in response to laws enacted by Congress, making compliance more difficult and uncertain. In addition, increasingly regulators, customers, investors, employees and other stakeholders are focusing on environmental, social and governance (“ESG”) matters and related disclosures, including expanding mandatory and voluntary reporting, diligence and disclosure on topics such as human capital, climate change, labor and risk oversight. If we are unable to adequately address such ESG matters or we or contractors fail to comply with all related laws, regulations and policies, it could negatively impact our reputation and our business results.

Evolving ESG rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. For example, developing and acting on initiatives within the scope of ESG, and collecting, measuring and reporting ESG related information and metrics can be costly, difficult and time consuming and is subject to evolving reporting standards, including the SEC’s recently proposed climate-related reporting requirements. We may also communicate certain initiatives and goals, regarding environmental matters, diversity, responsible sourcing and social investments and other ESG related matters, in our SEC filings or in other public disclosures. These initiatives and goals within the scope of ESG could be difficult and expensive to implement, the technologies needed to implement them may not be cost effective and may not advance at a sufficient pace, and we could be criticized for the accuracy, adequacy or completeness of the disclosure. Further, statements about our ESG related initiatives and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. If our ESG-related data, processes and reporting are incomplete, inaccurate or criticized, or if we fail to achieve progress with respect to our goals within the scope of ESG on a timely basis, or at all, our reputation, business, financial performance and growth could be adversely affected.

The COVID-19 pandemic has adversely impacted, and may continue to adversely impact, our business.

The impact of the COVID-19 pandemic has rapidly evolved around the globe, with many countries, at various times, taking meaningful measures to limit the spread of the virus by instituting quarantines or lockdowns, imposing travel restrictions and vaccination mandates for certain workers or activities and limiting operations of certain non-essential businesses. While restrictions have eased and the global economy has largely re-opened, many medical and public health experts believe that COVID-19 could perpetually reoccur for years, such as seasonally in winter, and even if generally ceasing to be fatal for most people, such reoccurrence could increase the possibility of periods of increased restrictions on business operations. The COVID-19 pandemic has adversely impacted global commercial activity and has contributed to significant economic, financial and other disruptions.

In 2021 and 2022, the global economy, with certain setbacks, begun reopening, and wider distribution of vaccines has encouraged greater economic activity. While vaccine availability and uptake has increased, the longer-term macro-economic effects of the pandemic, such as increased interest rates, continue to impact home sales, which could affect our sales of home service plans, and the financial turmoil and other changes associated with the pandemic may have lasting eﬀects on our business and operations. In addition, the COVID-19 pandemic, along with other geo-political and economic factors, continues to disrupt global supply chains, which can cause disruption to our ability to obtain parts and replacement appliances and home systems to our customers or lead to increases in our costs to provide such parts and replacements, and it has caused labor shortages and has added broad inflationary pressures.

The extent to which the COVID-19 pandemic will affect our business, financial position, results of operations, liquidity and prospects in the future remains uncertain and will depend on future developments, including the duration and intensity of the pandemic, the emergence of new variants of the virus, the acceptance of vaccines, the duration of government measures to mitigate the pandemic and how quickly and to what extent normal economic and operating conditions can resume, all of which are uncertain and difficult to predict.

Laws and government regulations applicable to our business and lawsuits, enforcement actions and other claims by third parties or governmental authorities could increase our legal and regulatory expenses and impact our business, financial position, results of operations and cash flows.

Our business is subject to significant federal, state and local laws and regulations. These laws and regulations include but are not limited to laws relating to consumer protection, unfair and/or deceptive trading practices, service contracts, home service plans, home warranties, real estate settlement, wage and hour requirements, state contractor laws, the employment of immigrants, labor relations, licensing, building code requirements, workers’ safety, environmental, privacy and data protection, securities, insurance coverages, sales tax collection and remittance, healthcare reforms, employee benefits, marketing (including, without limitation, telemarketing) and advertising. In addition, we are regulated by the Consumer Financial Protection Bureau and in certain states by the applicable state insurance regulatory authority or other state regulatory bodies, such as the Virginia Department of Agriculture and the Texas Department of Licensing and Regulation. Failure to comply with such laws and regulations may have a material adverse impact on our business, financial position, results of operations and cash flows. Additionally, while we do not consider ourselves to be an insurance company, the IRS or state agencies could deem us to be taxed as such, which could adversely impact the timing of our tax payments.

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

Physical impacts of climate change, which may increase the frequency and intensity of adverse weather conditions and natural disasters, seasonality and the increased focus by investors and other stakeholders on sustainability issues, can affect the demand for our services, our ability to operate and our results of operations and cash flows.

The demand for our services, and our results of operations, are affected by weather conditions and seasonality, which may be exacerbated by the potential impacts of climate change, known and unknown. Seasonality causes our results of operations to vary considerably from quarter to quarter. Accordingly, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year. Extreme temperatures, typically in the winter and summer months, can lead to an increase in service requests related to home systems, particularly HVAC systems, resulting in higher claim frequency and costs and lower profitability, while mild temperatures in the winter or summer months can lead to lower home systems claim frequency. For example, unfavorable weather trends in the fourth quarter of 2022 as compared to the fourth quarter of 2021 negatively impacted contract claims costs, while favorable weather trends in the first quarter of 2022 as compared to the first quarter of 2021 favorably impacted contract claims costs. While weather variations as described above may affect our business, major weather events and other similar Acts of God, or natural disasters such as typhoons, hurricanes, tornadoes or earthquakes, typically do not increase our obligations to provide service. Generally, repairs associated with such isolated events are addressed by homeowners’ and other forms of insurance as opposed to the home service plans that we offer. Nevertheless, such weather events could affect our facilities, or those of our major suppliers or business process outsource providers, which could affect our costs, our ability to meet supply requirements, our ability to provide services and our ability to access our data and other records. Extreme or unpredictable weather conditions could materially adversely impact our business, financial position, results of operations and cash flows.

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

Our business strategy includes the pursuit of opportunistic strategic transactions, which could involve acquisitions or dispositions of businesses or assets. For example, in 2019, we acquired Streem to enable home service professionals to more efficiently interact with customers and complete repairs, and, in 2020, we acquired a business to expand on-demand home services via their intellectual capital and know-how, technology platform capabilities and geographic presence. Any future strategic transaction could involve integration or implementation challenges, business disruption or other risks, or change our business profile significantly. Any inability on our part to consolidate and manage growth from acquired businesses or successfully implement other strategic transactions could have an adverse impact on our reputation, business, financial position, results of operations and cash flows. Any acquisition that we make may not provide us with the benefits that were anticipated when entering into such acquisition. The process of integrating an acquired business may create unforeseen difficulties and expenses, including: the diversion of resources needed to integrate new businesses, technologies, products, personnel or systems; the inability to retain employees, customers and suppliers; the assumption of actual or contingent liabilities; failure to effectively and timely adopt and adhere to internal control processes and other policies; write-offs or impairment charges relating to goodwill and other intangible assets; unanticipated liabilities; distraction of senior management from other strategic priorities; and potential expense associated with litigation with sellers of such businesses. Any future disposition transactions could also impact our business and may subject us to various risks, including failure to obtain appropriate value for the disposed businesses and post-closing claims.

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

Based upon future economic and financial market conditions, the operating performance of our reporting units and other factors, including those listed above, we may incur impairment charges in the future. For example, in connection with the preparation of our condensed consolidated financial statements for the third quarter of 2022, we determined that indicators of a potential goodwill and intangible assets impairment were present for our Streem reporting unit. In performing the discounted cash flow analysis, we determined that the carrying amount of the Streem reporting unit exceeded its fair value. An impairment charge of $14 million was recognized during the third quarter of 2022, which comprised the remaining net carrying amount of Streem’s goodwill of $9 million and intangibles of $5 million. It is possible that such future impairments, if required, could be material. Any future impairment charges that we are required to record could have a material adverse impact on our results of operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in Part II of this Annual Report on Form 10-K for additional information.

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

We derive substantially all of our revenue from customers in the United States; however, certain aspects of our customer service operations and other services are conducted outside the United States by business process outsource providers in Colombia, Ghana, Guyana, Mexico, the Philippines and Trinidad and Tobago, and we have established an engineering and technology campus in India. Accordingly, developments in those parts of the world generally have a more significant effect on our operations than developments in other places. Our operations outside the United States are also subject to special risks, including: fluctuations in currency values and foreign-currency exchange rates, which may affect our net income and the carrying amount of our assets outside the United States; exchange control regulations; changes in local political or economic conditions; other potentially detrimental domestic and foreign governmental practice or policies affecting U.S. companies operating abroad; difficulties in staffing and managing international political instability, operations; and operational and compliance challenges resulting from distance, language and cultural differences. Acts of God, war, terror acts and epidemic disease, such as COVID-19, may impair our ability to operate or the ability of our business process outsource providers to operate, in particular countries or regions.

Risks Related to Our Common Stock

We do not intend to pay cash dividends on our common stock and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We currently intend to use our future earnings to develop our business and for working capital needs and general corporate purposes, to fund our growth, to repay debt, and to repurchase shares of our common stock. As a result, we did not pay cash dividends in 2022, and we do not expect to pay any cash dividend for the foreseeable future. All decisions regarding the payment of dividends will be made by our board of directors from time to time in accordance with applicable law. There can be no assurance that we will have sufficient surplus under Delaware law to be able to pay any dividends at any time in the future. An insufficient surplus may result from extraordinary cash expenses, actual expenses exceeding contemplated costs, funding of capital expenditures or increases in reserves. If we do not pay dividends, the price of the shares of our common stock must appreciate for you to receive a gain on your investment. This appreciation may not occur. Further, you may have to sell some or all of your shares of our common stock to generate cash flow from your investment.

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

As of December 31, 2022, we had approximately $609 million of total consolidated long-term indebtedness, including the current portion of long-term debt, outstanding.

As of December 31, 2022, there were $2 million of letters of credit outstanding under our $250 million Revolving Credit Facility, and the available borrowing capacity under the Revolving Credit Facility was $248 million. In addition, we are able to incur additional indebtedness in the future, subject to the limitations contained in the agreements governing our indebtedness. Our significant indebtedness could have important consequences to you. Because of our significant indebtedness:

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

A significant portion of our outstanding indebtedness, including indebtedness incurred under the Credit Facilities, bears interest at variable rates. As a result, increases in interest rates would increase the cost of servicing our indebtedness and could materially reduce our profitability and cash flows. As of December 31, 2022, each one percentage point change in interest rates would result in an approximately $3 million change in the annual interest expense on the Term Loan Facilities after considering the impact of the effective interest rate swap. Assuming all revolving loans were fully drawn as of December 31, 2022, each one percentage point change in interest rates would result in an approximately $3 million change in annual interest expense on the Revolving Credit Facility. The impact of increases in interest rates could be more significant for us than it would be for some other companies because of our significant indebtedness. As of December 31, 2022, our variable rate indebtedness used the LIBOR as a benchmark for establishing the interest rate.

On March 5, 2021, the United Kingdom's Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that all LIBOR settings will either cease to be provided or no longer be representative (i) immediately after December 31, 2021, in the case of the one-week and two-month US dollar settings, and (ii) immediately after June 30, 2023, in the case of all remaining US dollar settings. Additionally, the Federal Reserve Board, Federal Deposit Insurance Corporation, Office of the Comptroller of Currency, and other interagency regulatory bodies have advised U.S. banks to stop entering into new USD LIBOR based contracts by December 31, 2021. Further, on March 15, 2022, the Consolidated Appropriations Act of 2022, which includes the Adjustable Interest Rate (LIBOR) Act, was signed into law in the U.S. This legislation establishes a uniform benchmark replacement process for financial contracts maturing after June 30, 2023 that do not contain clearly defined or practicable fallback provisions. The legislation also creates a safe harbor that shields lenders from litigation if they choose to utilize a replacement rate recommended by the Federal Reserve. Pursuant to final rules adopted by the Federal Reserve Board in December 2022, the Federal Reserve has identified benchmark rates based on the Secured Overnight Financing Rate (“SOFR”), a new index calculated by short-term repurchase agreements backed by Treasury securities, to replace LIBOR in certain financial contracts after June 30, 2023. There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate while SOFR is a secured lending rate, and SOFR is an overnight rate while LIBOR reflects term rates at different maturities. We cannot predict the effect of the decision not to sustain LIBOR or the planned transition to SOFR as LIBOR’s replacement.

In connection with the planned phase-out of LIBOR, we expect to amend our Credit Facilities to replace LIBOR with SOFR as the benchmark rate under the Credit Agreement. At this time, it is not possible to predict the full effect that the anticipated discontinuance of LIBOR, or the establishment of alternative reference rates such as SOFR, will have on us or our borrowing costs. SOFR is a relatively new reference rate and its composition and characteristics are not the same as LIBOR. Given the limited history of SOFR and potential volatility as compared to other benchmark or market rates, the future performance of SOFR cannot be predicted based on historical performance. The consequences of the transition from LIBOR to SOFR could include an increase in the cost of our variable rate indebtedness.

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

There are third-party restrictions on the ability of certain of our subsidiaries to transfer funds to us. These restrictions are related to regulatory requirements. The payments of ordinary and extraordinary dividends by certain of our subsidiaries (through which we conduct our business) are subject to significant regulatory restrictions under the laws and regulations of the states in which they operate. Among other things, such laws and regulations require certain subsidiaries to maintain minimum capital and net worth requirements and may limit the amount of ordinary and extraordinary dividends and other payments that these subsidiaries can pay to us. As of December 31, 2022, the total net assets subject to these third-party restrictions was $145 million. We expect that such limitations will be in effect for the foreseeable future. In Texas, we are relieved of the obligation to post 75 percent of our otherwise required reserves because we operate a captive insurer approved by Texas regulators in order to satisfy such obligations. None of our subsidiaries are obligated to make funds available to us through the payment of dividends. If we cannot receive sufficient distributions from our subsidiaries, we may not be able to meet our obligations to fund general corporate expenses or service our debt obligations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters is located in Memphis, Tennessee, in a leased facility. We operate two customer service centers throughout the United States, which are located in Carroll, Iowa and Phoenix, Arizona. The facility in Carroll is owned, and the facility in Phoenix is leased. We also lease office space in Portland, Oregon for our Streem business; in Denver, Colorado and Pune, India for engineering and technology campuses; and in Seattle, Washington for a digital marketing and technology campus. We believe these facilities are suitable and adequate to support the needs of our business. We also continue to lease certain office space in Memphis, Tennessee, which previously served as our corporate headquarters, and this office space is now subleased.

ITEM 3. LEGAL PROCEEDINGS

The information required with respect to this Item 3 can be found under Note 8 to the audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the NASDAQ under the symbol ‘‘FTDR.’’ As of February 23, 2023, there were approximately 17 registered holders of our common stock.

Dividends

We did not pay any cash dividends in 2022. We do not intend to declare or pay cash dividends on our common stock for the foreseeable future. We currently intend to use our future earnings to develop our business and for working capital needs and general corporate purposes, to fund our growth, to repay debt and to repurchase shares of our common stock.

Issuer Purchases of Equity Securities

On September 7, 2021, we announced a three-year repurchase authorization of up to $400 million of outstanding shares of our common stock over the three-year period from September 3, 2021 through September 3, 2024. We did not repurchase any shares during the three months ended December 31, 2022. As of December 31, 2022, we have purchased a total of 4,478,194 outstanding shares at an aggregate cost of $162 million and had $238 million remaining available for future repurchases under the program. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liquidity” in Part II, Item 7 of this report for more information.

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

For a discussion of our results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of our 2021 Annual Report on Form 10-K filed with the SEC on February 24, 2022, which specific discussion is incorporated herein by reference.

Overview

Frontdoor is the leading provider of home service plans in the United States, as measured by revenue, and operates primarily under the American Home Shield brand. Our customizable home service plans help customers protect and maintain their homes, typically their most valuable asset, from costly and unplanned breakdowns of essential home systems and appliances. Our home service plan customers usually subscribe to an annual service plan agreement that covers the repair or replacement of major components of more than 20 home systems and appliances, including electrical, plumbing, HVAC systems, water heaters, refrigerators, dishwashers and ranges/ovens/cooktops, as well as optional coverages for electronics, pools, spas and pumps. Our operations also include on-demand home services and Streem, a technology platform that uses augmented reality, computer vision and machine learning to, among other things, help home service professionals more quickly and accurately diagnose breakdowns and complete repairs. As of December 31, 2022, we had 2.1 million active home service plans, which were offered nationally.

For the year ended December 31, 2022, we generated revenue, net income and Adjusted EBITDA of $1,662 million, $71 million and $214 million, respectively. For the year ended December 31, 2021, we generated revenue, net income and Adjusted EBITDA of $1,602 million, $128 million and $300 million, respectively. For a reconciliation of Adjusted EBITDA to net income, see “—Results of Operations for the Years Ended December 31, 2022 and 2021—Adjusted EBITDA.”

For the year ended December 31, 2022, our total operating revenue included 72 percent of revenue derived from existing customer renewals, while 11 percent and 13 percent were derived from new home service plan sales made in conjunction with existing home real estate transactions and direct-to-consumer sales, respectively, and three percent was derived from other revenue channels. For the year ended December 31, 2021, our total operating revenue included 69 percent of revenue derived from existing customer renewals, while 16 percent and 13 percent were derived from new home service plan sales made in conjunction with existing home real estate transactions and direct-to-consumer sales, respectively, and three percent was derived from other revenue channels.

Key Factors and Trends Affecting Our Results of Operations

Macroeconomic Conditions

Changes in macroeconomic conditions, including inflation, global supply chain challenges and the persistence of the COVID-19 pandemic, especially as they may affect existing home sales, interest rates, consumer confidence or labor availability, may reduce demand for our services, increase our costs and adversely impact our business. While these macroeconomic conditions generally impact the United States as a whole, we believe our nationwide presence limits the impact on us of poor economic conditions in any particular region of the United States.

During 2022, our financial condition and results of operations were adversely impacted by the following:

•The challenging home seller’s market, driven, in part, by extremely low home inventory levels and rising interest rates, continued to constrain demand for home service plans in the first-year real estate channel.

•Consumer sentiment declined in 2022 as higher inflation eroded real personal income. We believe this environment, combined with our higher prices for a home service plan, impacted our ability to add customers, especially in the direct-to-consumer channel.

•Our contractors continued to be impacted by inflation, including higher labor, fuel and parts and equipment costs. We continue to take actions to mitigate these impacts, including increasing the share of parts and equipment our contractors source through us at lower costs, increasing the percent of service requests completed by lower-cost preferred contractors and accelerating contractor recruitment efforts.

•Industry-wide parts availability gradually improved in the later part of 2022; however, global supply chain challenges continued to drive costs higher than pre-pandemic levels.

•Due to labor availability challenges, we continued to experience workforce retention issues, including difficulties in hiring and retaining employees in customer service operations and throughout our business. We believe our contractors are experiencing similar workforce challenges.

Impact of the COVID-19 Pandemic

The ultimate implications of the COVID-19 pandemic on our results of operations and overall financial performance remain uncertain. Moreover, as a result of the increase in remote or hybrid working arrangements in response to the pandemic, which trend may continue to persist even as the pandemic continues to subside, a significant number of people may continue to spend greater time at home, which may result in a continued increase in usage of home systems and appliances and demand for our services and a resulting increase in service-related costs. Industry-wide supply chain challenges may also continue to contribute to increased costs and impact the customer experience, which may affect customer retention. Accordingly, the COVID-19 situation remains very fluid, and we continue to adjust our response in real time. It remains difficult to predict the overall continuing impact the COVID-19 pandemic will have on our business.

Seasonality

Our business is subject to seasonal fluctuations, which drives variations in our revenue, net income and Adjusted EBITDA for interim periods. Seasonal fluctuations are primarily driven by a higher number of HVAC work orders in the summer months. In 2022, approximately 21 percent, 29 percent, 29 percent and 21 percent of our revenue, approximately 2 percent, 47 percent, 39 percent and 12 percent of our net income, and approximately 12 percent, 36 percent, 37 percent and 15 percent of our Adjusted EBITDA was recognized in the first, second, third and fourth quarters, respectively.

Effect of Weather Conditions

The demand for our services, and our results of operations, are affected by weather conditions. Extreme temperatures, typically in the winter and summer months, can lead to an increase in service requests related to home systems, particularly HVAC systems, resulting in higher claim frequency and costs and lower profitability, while mild temperatures in the winter or summer months can lead to lower home systems claim frequency. For example, unfavorable weather trends in the fourth quarter of 2022 as compared to the fourth quarter of 2021 negatively impacted contract claims costs, while favorable weather trends in the first quarter of 2022 as compared to the first quarter of 2021 favorably impacted contract claims costs.

While weather variations as described above may affect our business, major weather events and other similar Acts of God, or natural disaster such as typhoons, hurricanes, tornadoes or earthquakes, typically do not increase our obligations to provide service. Generally, repairs associated with such isolated events are addressed by homeowners’ and other forms of insurance as opposed to the home service plans that we offer.

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

Competition

We compete in the U.S. home service plan category and the broader U.S. home services industry. The home service plan category is highly competitive. While we have a broad range of competitors in each locality and region, we are the only home service plan company providing home service plans nationwide. The broader U.S. home services industry is also highly competitive. We compete against businesses providing on-demand home services directly and those offering leads to contractors seeking to provide on-demand home services. The principal methods of competition, and by which we differentiate ourselves from our competitors, are quality and speed of service, contract offerings, brand awareness and reputation, customer satisfaction, pricing and promotions, contractor network and referrals. We believe our nationwide network of approximately 15,000 pre-qualified professional contractor firms, in combination with our large base of contracted customers, differentiate us from other platforms in the home services industry.

Acquisition Activity

We anticipate that the highly fragmented nature of the home service plan category will continue to create strategic opportunities for acquisitions. Historically, we have used acquisitions to cost-effectively grow our customer base in high-growth geographies, and we intend to continue to do so. We may also explore opportunities to make strategic acquisitions that will expand our service offering in the broader home services industry. We have also used acquisitions to enhance our technological capabilities and geographic presence. For example, in 2019, we acquired Streem to enable home service professionals to more efficiently interact with customers and complete repairs, and, in 2020, we acquired a business to expand on-demand home services via their intellectual capital and know-how, technology platform capabilities and geographic presence.

Non-GAAP Financial Measures

 To supplement our results presented in accordance with U.S. GAAP, we have disclosed non-GAAP financial measures that exclude or adjust certain items. We present within this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section the non-GAAP financial measures of Adjusted EBITDA and Free Cash Flow. See “—Results of Operations for the Years Ended December 31, 2022 and 2021—Adjusted EBITDA” for a reconciliation of net income to Adjusted EBITDA and “—Liquidity and Capital Resources—Free Cash Flow” for a reconciliation of net cash provided from operating activities to Free Cash Flow, as well as “Key Business Metrics” for further discussion of Adjusted EBITDA and Free Cash Flow. Management uses Adjusted EBITDA and Adjusted EBITDA margin to facilitate operating performance comparisons from period to period. We believe these non-GAAP financial measures provide investors, analysts and other interested parties useful information to evaluate our business performance as they facilitate company-to-company operating performance comparisons. Management believes Free Cash Flow is useful as a supplemental measure of our liquidity. Management uses Free Cash Flow to facilitate company-to-company cash flow comparisons, which may vary from company to company for reasons unrelated to operating performance. While we believe these non-GAAP financial measures are useful in evaluating our business, they should be considered as supplemental in nature and are not meant to be considered in isolation or as a substitute for the related financial information prepared in accordance with U.S. GAAP. In addition, these non-GAAP financial measures may not be the same as similarly entitled measures reported by other companies, limiting their usefulness as comparative measures.

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

•Adjusted EBITDA margin,

•net cash provided from operating activities,

•Free Cash Flow,

•growth in number of home service plans, and

•customer retention rate.

Revenue. The majority of our revenue is generated from annual home service plan contracts entered into with our customers. Home service plan contracts are typically one year in duration. We recognize revenue at the agreed upon contractual amount over time using the input method in proportion to the costs expected to be incurred in performing services under the contracts. Our revenue is primarily a function of the volume and pricing of the services provided to our customers, as well as the mix of services provided. Our revenue volume is impacted by new home service plan sales, customer retention and acquisitions. We derive substantially all of our revenue from customers in the United States.

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

Net Income and Earnings Per Share. The presentation of net income and basic and diluted earnings per share provides measures of performance which are useful for investors, analysts and other interested parties in company-to-company operating performance comparisons. Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period, increased to include the number of shares of common stock that would have been outstanding had potentially dilutive shares of common stock been issued. The dilutive effect, if any, of stock options, performance options (which are stock options that become exercisable upon the achievement, in whole or in part, of the applicable performance goals, pursuant to the terms of the Omnibus Plan and the award agreement), restricted stock units (“RSUs”), performance shares (which are contractual rights to receive a share of our common stock (or the cash equivalent thereof) upon the achievement, in whole or in part, of the applicable performance goals, pursuant to the terms of the Omnibus Plan and the award agreement) and restricted stock awards (“RSAs”) are reflected in diluted earnings per share by applying the treasury stock method.

Adjusted EBITDA and Adjusted EBITDA margin. We evaluate our operating and financial performance primarily based on Adjusted EBITDA, which is a financial measure not calculated in accordance with U.S. GAAP. We define Adjusted EBITDA as net income before: depreciation and amortization expense; goodwill and intangibles impairment; restructuring charges; provision for income taxes; non-cash stock-based compensation expense; interest expense; loss on extinguishment of debt; and other non-operating expenses. We define “Adjusted EBITDA margin” as Adjusted EBITDA divided by revenue. We believe Adjusted EBITDA and Adjusted EBITDA margin are useful for investors, analysts and other interested parties as they facilitate company-to-company operating performance comparisons by excluding potential differences caused by variations in capital structures, taxation, the age and book depreciation of facilities and equipment, restructuring initiatives and equity-based, long-term incentive plans.

Net Cash Provided from Operating Activities and Free Cash Flow. We focus on measures designed to monitor cash flow, including net cash provided from operating activities and Free Cash Flow, which is a financial measure not calculated in accordance with U.S. GAAP and represents net cash provided from operating activities less property additions.

Growth in Number of Home Service Plans and Customer Retention Rate. We report our growth in number of home service plans and customer retention rate in order to track the performance of our business. Home service plans represent our recurring customer base, which includes customers with active contracts for recurring services. Our customer retention rate is calculated as the ratio of the number of ending home service plans to the sum of the number of beginning home service plans, new home service plan sales and acquired accounts for the applicable period. These measures are presented on a rolling, 12-month basis in order to avoid seasonal anomalies.

Critical Accounting Policies and Estimates

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based upon our audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to: revenue recognition; home service plan claims accruals; the valuation of property and equipment, goodwill and intangible assets; useful lives for recognizing depreciation and amortization expense; accruals for current and deferred tax accounts; stock-based compensation expense; and litigation matters. We base our estimates on historical experience and on various other factors and assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

Goodwill and Intangible Assets

Goodwill and indefinite-lived intangible assets are not amortized and are subject to assessment for impairment on an annual basis or more frequently if circumstances indicate their carrying amounts may not be recoverable. We perform our annual assessment for impairment on October 1 of every year. Goodwill and indefinite-lived intangible assets are tested for impairment at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If the reporting unit does not pass the qualitative assessment, then the reporting unit’s carrying amount is compared to its fair value. The fair values of the reporting units are estimated using market and discounted cash flow approaches. The discounted cash flow approach uses expected future operating results. The market approach uses comparable company information to determine revenue and earnings multiples to value our reporting units. Failure to achieve these expected results or market multiples may cause a future impairment of goodwill at the reporting unit. Goodwill and indefinite-lived intangible assets are considered impaired if the carrying amount of the reporting unit exceeds its fair value.

In connection with the preparation of our condensed consolidated financial statements for the third quarter of 2022, we determined that indicators of a potential goodwill and intangible assets impairment were present for our Streem reporting unit. In particular, we will now be more focused on integrating Streem’s technology into the core business and will be less focused on selling this technology platform to third-party business-to-business customers as a software-as-a-service platform. This shift in focus resulted in significantly lower projected revenue for Streem. We performed an interim impairment analysis of the Streem reporting unit as of September 30, 2022. In performing the discounted cash flow analysis, we determined that the carrying amount of the Streem reporting unit exceeded its fair value. An impairment charge of $14 million was recognized during the third quarter, which comprised the remaining net carrying amount of Streem’s goodwill of $9 million and intangibles of $5 million.

As of December 31, 2022, we do not believe there are any circumstances that would indicate a potential impairment of our goodwill or indefinite-lived intangible assets. We will continue to monitor the macroeconomic impacts on our business in our ongoing evaluation of potential impairments. Other than the impairment to our Streem reporting unit discussed above, there were no goodwill or trade name impairment charges recorded during the years ended December 31, 2022 or 2021. See Note 4 to the audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for information related to our goodwill and intangible assets.

Newly Issued Accounting Standards

New accounting rules and disclosure requirements can significantly impact our reported results and the comparability of our financial statements. See Note 2 to the audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further information on newly issued accounting standards.

Results of Operations for the Years Ended December 31, 2022 and 2021

			Increase
	Year Ended December 31,		(Decrease)	% of Revenue
(In millions)	2022	2021	2022 vs. 2021	2022	2021
Revenue	$1,662	$1,602	4%	100%	100%
Cost of services rendered	952	818	16	57	51
Gross Profit	710	784	(10)	43	49
Selling and administrative expenses	521	511	2	31	32
Depreciation and amortization expense	34	35	(3)	2	2
Goodwill and intangibles impairment	14	—	*	1	—
Restructuring charges	20	3	*	1	—
Interest expense	31	39	(19)	2	2
Interest and net investment income	(4)	(1)	*	—	—
Loss on extinguishment of debt	—	31	*	—	2
Income before Income Taxes	93	168	(44)	6	10
Provision for income taxes	22	39	(43)	1	2
Net Income	$71	$128	(45)%	4%	8%

________________________________

*    not meaningful

Revenue

We reported revenue of $1,662 million and $1,602 million for the years ended December 31, 2022 and 2021, respectively. Revenue by major customer acquisition channel is as follows:

	Year Ended December 31,		Increase (Decrease)
(In millions)	2022	2021	2022 vs. 2021
Renewals	$1,203	$1,103	$100	9%
Real estate(1)	184	252	(68)	(27)
Direct-to-consumer(1)	219	201	19	9
Other	56	46	9	19
Total	$1,662	$1,602	$59	4%

_________________________________

(1)First-year revenue only.

Revenue increased four percent for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase in renewal revenue reflects improved price realization and growth in the number of renewed home service plans. The decrease in real estate revenue primarily reflects a decline in the number of first-year real estate home service plans driven by a continuation of the challenging home seller’s market. The increase in direct-to-consumer revenue reflects improved price realization and a mix shift to higher priced products, offset, in part, by a decline in the number of first-year direct-to-consumer home service plans. The increase in other revenue was primarily driven by growth in on-demand home services.

Number of home service plans, reduction in number of home service plans and customer retention rate are presented below.

	As of December 31,
(In millions)	2022	2021
Number of home service plans	2.13	2.21
Reduction in number of home service plans	(4)%	(2)%
Customer retention rate	75.7%	74.2%

The reduction in number of home service plans as of December 31, 2022 was primarily impacted by a decline in the number of first-year real estate home service plans, which was driven by a continuation of the challenging home seller’s market.

Cost of Services Rendered

We reported cost of services rendered of $952 million and $818 million for the years ended December 31, 2022 and 2021, respectively. The following table provides a summary of changes in cost of services rendered:

(In millions)
Year Ended December 31, 2021	$818
Impact of change in revenue	(3)
Contract claims costs	137
Year Ended December 31, 2022	$952

The increase in contract claims costs primarily reflects inflationary cost pressures, including rising contractor-related expenses and higher parts and equipment costs. In addition, contract claims costs for the year ended December 31, 2022 include a $12 million unfavorable adjustment related to the adverse development of prior period claims.

Selling and Administrative Expenses

We reported selling and administrative expenses of $521 million and $511 million for the years ended December 31, 2022 and 2021, respectively. The following table provides the components of selling and administrative expenses:

	Year Ended December 31,
(In millions)	2022	2021
Sales and marketing costs	$253	$245
Customer service costs	112	116
General and administrative costs	157	150
Total	$521	511

The following table provides a summary of changes in selling and administrative expenses:

(In millions)
Year Ended December 31, 2021	$511
Sales and marketing costs	8
Customer service costs	(4)
Stock-based compensation expense	(3)
General and administrative costs	10
Year Ended December 31, 2022	$521

The increase in sales and marketing costs was primarily driven by increased investments to drive sales growth in the home service plan direct-to-consumer channel. The decrease in customer service costs was primarily driven by lower labor costs due to a lower number of service requests. The increase in general and administrative costs was primarily driven by higher personnel and insurance costs and increased professional fees.

Depreciation and Amortization Expense

Depreciation expense was $27 million and $24 million for the years ended December 31, 2022 and 2021, respectively, with the increase driven by depreciation associated with capital expenditures in the period. Amortization expense was $7 million and $11 million for the years ended December 31, 2022 and 2021, respectively, with the decrease driven by certain intangible assets becoming fully amortized during 2021.

Goodwill and Intangibles Impairment

Goodwill and intangibles impairment was $14 million for the year ended December 31, 2022. There was no such impairment for the year ended December 31, 2021. See “—Critical Accounting Policies and Estimates—Goodwill and Intangible Assets” for further information.

Restructuring Charges

Restructuring charges were $20 million and $3 million for the years ended December 31, 2022 and 2021, respectively.

In 2022, restructuring charges comprised an $11 million impairment charge related to our prior corporate headquarters operating lease right-of-use asset and leasehold improvements, a $2 million impairment of certain internally developed software, $1 million of accelerated depreciation related to the early termination of a lease, and $6 million of severance and other costs. Severance costs of $2 million related to a reduction in workforce of seven percent as part of our completed strategic review of our selling, general and administrative expenses.

In 2021, restructuring charges comprised $1 million of accelerated depreciation of certain technology systems driven by efforts to enhance our technological capabilities and $1 million of severance and other costs.

Interest Expense

Interest expense was $31 million and $39 million for the years ended December 31, 2022 and 2021, respectively. The decrease was primarily driven by our debt reduction and refinancing activities in 2021.

Interest and Net Investment Income

Interest and net investment income reflects income of $4 million and $1 million for the years ended December 31, 2022 and 2021, respectively. The increase was primarily driven by higher interest rates on our cash and cash equivalent balances.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $31 million for the year ended December 31, 2021. Amounts relate to our debt reduction and refinancing activities in 2021. There were no such charges for the year ended December 31, 2022.

Provision for Income Taxes

The effective tax rate on income was 23.8 percent and 23.4 percent for the years ended December 31, 2022 and 2021, respectively.

Net Income

Net income was $71 million and $128 million for the years ended December 31, 2022 and 2021, respectively, with the decrease driven by the operating results discussed above.

Adjusted EBITDA

Adjusted EBITDA was $214 million and $300 million for the years ended December 31, 2022 and 2021, respectively. The following table provides a summary of changes in our Adjusted EBITDA.

(In millions)
Year Ended December 31, 2021	$300
Impact of change in revenue	62
Contract claims costs	(137)
Sales and marketing costs	(8)
Customer service costs	4
General and administrative costs	(10)
Interest and net investment income	3
Year Ended December 31, 2022	$214

The increase in contract claims costs primarily reflects inflationary cost pressures, including rising contractor-related expenses and higher parts and equipment costs. In addition, contract claims costs for the year ended December 31, 2022 include a $12 million unfavorable adjustment related to the adverse development of prior period claims.

The increase in sales and marketing costs was primarily driven by increased investments to drive sales growth in the home service plan direct-to-consumer channel. The decrease in customer service costs was primarily driven by lower labor costs due to a lower number of service requests. The increase in general and administrative costs was primarily driven by higher personnel and insurance costs and increased professional fees.

The following table reconciles net income, which we consider to be the most directly comparable U.S. GAAP financial measure, to Adjusted EBITDA.

	Year Ended December 31,
(In millions)	2022	2021
Net Income	$71	$128
Depreciation and amortization expense	34	35
Goodwill and intangibles impairment(1)	14	—
Restructuring charges(1)	20	3
Provision for income taxes	22	39
Non-cash stock-based compensation expense(2)	22	25
Interest expense	31	39
Loss on extinguishment of debt(1)	—	31
Adjusted EBITDA	$214	$300

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

Liquidity and Capital Resources

Liquidity

A substantial portion of our liquidity needs are due to debt service requirements on our indebtedness. The Credit Agreement contains covenants that limit or restrict our ability, including the ability of certain of our subsidiaries, to incur additional indebtedness, repurchase debt, incur liens, sell assets, make certain payments (including dividends) and enter into transactions with affiliates. As of December 31, 2022, we were in compliance with the covenants under the Credit Agreement that were in effect as of this date. Based on current conditions, we do not believe the acceleration of inflationary cost pressures, global supply chain challenges and the persistence of the COVID-19 pandemic will affect our ongoing ability to meet our debt covenants.

Cash and cash equivalents totaled $292 million and $262 million as of December 31, 2022 and 2021, respectively. Our cash and cash equivalents include balances associated with regulatory requirements in our business. See “—Limitations on Distributions and Dividends by Subsidiaries.” As of December 31, 2022 and 2021, the total net assets subject to these third-party restrictions were $145 million and $175 million, respectively. As of December 31, 2022, there were $2 million of letters of credit outstanding under our $250 million Revolving Credit Facility, and the available borrowing capacity under the Revolving Credit Facility was $248 million. The letters of credit are posted in lieu of cash to satisfy regulatory requirements in certain states in which we operate. We currently believe that cash generated from operations, our cash on hand and available borrowing capacity under the Revolving Credit Facility as of December 31, 2022 will provide us with sufficient liquidity to meet our obligations in the short- and long-term.

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

On September 7, 2021, we announced a three-year repurchase authorization of up to $400 million of outstanding shares of our common stock. We expect to fund the share repurchases from net cash provided from operating activities. As of December 31, 2022, we have purchased a total of 4,478,194 outstanding shares at an aggregate cost of $162 million under this program, which is included in treasury stock on the consolidated statements of financial position, and we had $238 million remaining available for future repurchases under the program. Purchases under the repurchase program may be made from time to time by the company in the open market at prevailing market prices (including through a Rule 10b5-1 Plan), in privately negotiated transactions, or through any combination of these methods, through September 3, 2024. The actual timing, number, manner and value of any shares repurchased will depend on several factors, including the market price of the company’s stock, general market and economic conditions, the company’s liquidity requirements, applicable legal requirements and other business considerations. The repurchase program does not obligate us to acquire any number of shares in any specific period or at all and may be suspended or discontinued at any time at our discretion.

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

Cash Flows

Cash flows from operating, investing and financing activities for the years ended December 31, 2022 and 2021, as reflected in the audited consolidated statements of cash flows included in Item 8 of this Annual Report on Form 10-K, are summarized in the following table.

	Year Ended
	December 31,
(In millions)	2022	2021
Net cash provided from (used for):
Operating activities	$142	$185
Investing activities	(35)	(31)
Financing activities	(77)	(489)
Cash increase (decrease) during the period	$29	$(335)

Operating Activities

Net cash provided from operating activities was $142 million for the year ended December 31, 2022, compared to $185 million for the year ended December 31, 2021.

Net cash provided from operating activities in 2022 comprised $151 million in earnings adjusted for non-cash charges, offset, in part, by $5 million in payments for restructuring charges and $5 million in cash used for working capital. Cash used for working capital was primarily driven by the unfavorable impact on deferred revenue of a decline in the number of first-year real estate home service plans, which are typically paid for upfront at the time of closing on the home sale. Cash used for working capital was also impacted by increased accounts payable and accrued liabilities balances due to the impact of inflation on contractor and supplier costs and trade payables.

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

Investing Activities

Net cash used for investing activities was $35 million and $31 million for the years ended December 31, 2022 and 2021, respectively.

Capital expenditures were $40 million and $31 million in 2022 and 2021, respectively, and included recurring capital needs and technology projects. We expect capital expenditures for the full year 2023 relating to recurring capital needs and the continuation of investments in information systems and productivity enhancing technology to be approximately $35 million to $45 million. We have no additional material capital commitments at this time.

Cash flows provided from other investing activities in 2022 were $4 million and consisted of proceeds received from the sale of a prior customer care center in LaGrange, Georgia.

Financing Activities

Net cash used for financing activities was $77 million and $489 million for the years ended December 31, 2022 and 2021, respectively.

During the year ended December 31, 2022, we made scheduled principal payments of debt and finance lease obligations of $17 million and purchased outstanding shares of our common stock at an aggregate cost of $59 million.

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

Free Cash Flow

The following table reconciles net cash provided from operating activities, which we consider to be the most directly comparable U.S. GAAP measure, to Free Cash Flow using data derived from our audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

	Year Ended December 31,
(In millions)	2022	2021
Net cash provided from operating activities	$142	$185
Property additions	(40)	(31)
Free Cash Flow	$102	$154

Contractual Obligations

The following table presents our contractual obligations and commitments as of December 31, 2022.

		Less than			More than
(In millions)	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
Principal repayments*	$615	$17	$34	$209	$355
Estimated interest payments(1)	167	35	68	53	11
Non-cancelable operating leases*(2)	28	5	6	5	12
Purchase obligations	51	25	25	—	—
Home service plan claims*	103	103	—	—	—
Total	$964	$185	$133	$268	$378

_________________________________

*     These items are included in the audited consolidated statements of financial position included in Item 8 of this Annual Report on Form 10-K.

(1)These amounts represent future interest payments related to existing debt obligations based on interest rates and principal maturities specified in the Credit Agreement. Payments related to the Term Loan Facilities are based on applicable variable and fixed interest rates as of December 31, 2022 plus the specified margin in the Credit Agreement for each period presented. As of December 31, 2022, the estimated debt balance as of each fiscal year ending from 2023 through 2027 is $598 million, $581 million, $564 million, $359 million and $355 million, respectively, and the weighted-average interest rate on the estimated debt balances as of each fiscal year ending from 2023 through 2027 is 5.7 percent, 5.7 percent, 6.5 percent, 6.6 percent and 6.6 percent, respectively. See Note 11 to the audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for the terms and maturities of existing debt obligations.

(2)These amounts represent future payments relating to real estate operating leases.

Financial Position

The following discussion describes changes in our financial position from December 31, 2021 to December 31, 2022.

•Intangible assets, net decreased during 2022, reflecting scheduled amortization and a $5 million impairment of intangibles related to our Streem reporting unit. See “—Critical Accounting Policies and Estimates—Goodwill and Intangible Assets” for further information.

•Accounts payable increased during 2022, primarily reflecting the impact of inflation on our contractor, supplier and trade payables.

•Home service plan claims increased during 2022, primarily reflecting the impact of inflation on our contractor and supplier costs.

•Deferred revenue decreased during 2022, reflecting a decline in the number of first-year real estate home service plans, which are typically paid for upfront at the time of closing on the home sale.

•Long-term debt decreased during 2022, reflecting scheduled debt payments.

•Other long-term liabilities decreased during 2022, reflecting the change in the valuation of our interest rate swap.

•Total shareholders’ equity was $61 million as of December 31, 2022 compared to $2 million as of December 31, 2021. The increase was primarily driven by net income and the change in valuation of our interest rate swap, offset, in part, by repurchases of our common stock. See the audited consolidated statements of changes in equity (deficit) included in Item 8 of this Annual Report on Form 10-K for further information.

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

On October 24, 2018, we entered into an interest rate swap agreement effective October 31, 2018 that expires on August 16, 2025. The notional amount of the agreement was $350 million. Under the terms of the agreement, we will pay a fixed rate of interest of 3.0865 percent on the $350 million notional amount, and we will receive a floating rate of interest (based on one-month LIBOR, subject to a floor of zero percent) on the notional amount. Therefore, during the term of the agreement, the effective interest rate on $350 million of the Term Loan Facilities is fixed at a rate of 3.0865 percent, plus the incremental borrowing margin of 2.25 percent.

We believe our exposure to interest rate fluctuations could be material to our overall results of operations. A significant portion of our outstanding debt, including indebtedness under the Credit Facilities, bears interest at variable rates. As a result, increases in interest rates would increase the cost of servicing our indebtedness and could materially reduce our profitability and cash flows. As of December 31, 2022, each one percentage point change in interest rates would result in an approximate $3 million change in the annual interest expense on our Term Loan Facilities after considering the impact of the interest rate swap. Assuming all revolving loans were fully drawn as of December 31, 2022, each one percentage point change in interest rates would result in an approximate $3 million change in annual interest expense on our Revolving Credit Facility. The impact of increases in interest rates could be more significant for us than it would be for some other companies because of our significant indebtedness.

The following table summarizes information about our debt as of December 31, 2022 (after considering the impact of the effective interest rate swap), including the principal cash payments and related weighted-average interest rates by expected maturity dates based on applicable rates as of December 31, 2022.

								Fair
(In millions)	2023	2024	2025	2026	2027	Thereafter	Total	Value
Debt:
Variable rate	$17	$17	$17	$205	$4	$5	$265	$264
Average interest rate	6.3%	6.3%	6.3%	6.2%	6.6%	6.6%	6.2%
Fixed rate						$350	$350	$349
Average interest rate						5.3%	5.3%

During the year ended December 31, 2022, the average rates paid and received on the interest rate swap, before the application of the applicable borrowing margin, were 3.1 percent and 1.7 percent, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Frontdoor, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial position of Frontdoor, Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive income, statements of changes in total equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Accrual for Home Service Plan Claims – Refer to Notes 2 and 8 of the financial statements

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

We identified the accrual for home service plan claims as a critical audit matter because estimating the cost to complete home service claims involves significant estimation by management due to the subjectivity involved in determining loss development factors for outstanding claims, including the impact of underlying business changes and market trends on the ultimate costs. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our actuarial specialists, when performing audit procedures to evaluate the reasonableness of the accrual for home service plan claims as of December 31, 2022.

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
March 1, 2023

We have served as the Company's auditor since 2017.

Consolidated Statements of Operations and Comprehensive Income

(In millions, except per share data)

	Year Ended
	December 31,
	2022	2021	2020
Revenue	$1,662	$1,602	$1,474
Cost of services rendered	952	818	758
Gross Profit	710	784	716
Selling and administrative expenses	521	511	467
Depreciation and amortization expense	34	35	34
Goodwill and intangibles impairment	14	—	—
Restructuring charges	20	3	8
Interest expense	31	39	57
Interest and net investment (income) loss	(4)	(1)	1
Loss on extinguishment of debt	—	31	—
Income before Income Taxes	93	168	149
Provision for income taxes	22	39	37
Net Income	$71	$128	$112
Other Comprehensive Income (Loss), Net of Income Taxes:
Net unrealized gain (loss) on derivative instruments	27	15	(12)
Total Other Comprehensive Income (Loss), Net of Income Taxes:	27	15	(12)
Total Comprehensive Income	$98	$143	$100
Earnings per Share:
Basic	$0.87	$1.51	$1.32
Diluted	$0.87	$1.50	$1.31
Weighted-average Common Shares Outstanding:
Basic	81.8	85.1	85.2
Diluted	82.0	85.5	85.5

See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Financial Position

(In millions, except share data)

	As of
	December 31,
	2022	2021
Assets:
Current Assets:
Cash and cash equivalents	$292	$262
Receivables, less allowance of $4 and $4, respectively	5	7
Prepaid expenses and other assets	33	25
Total Current Assets	330	295
Other Assets:
Property and equipment, net	66	66
Goodwill	503	512
Intangible assets, net	148	159
Operating lease right-of-use assets	11	17
Deferred customer acquisition costs	16	16
Other assets	8	5
Total Assets	$1,082	$1,069
Liabilities and Shareholders' Equity:
Current Liabilities:
Accounts payable	$80	$66
Accrued liabilities:
Payroll and related expenses	22	24
Home service plan claims	103	88
Other	21	28
Deferred revenue	121	155
Current portion of long-term debt	17	17
Total Current Liabilities	364	378
Long-Term Debt	592	608
Other Long-Term Liabilities:
Deferred taxes	39	41
Operating lease liabilities	18	19
Other long-term obligations	8	21
Total Other Long-Term Liabilities	65	81
Commitments and Contingencies (Note 8)
Shareholders' Equity:
Common stock, $0.01 par value; 2,000,000,000 shares authorized; 86,079,773 shares issued and 81,517,243 shares outstanding as of December 31, 2022 and 85,798,765 shares issued and 83,232,481 shares outstanding as of December 31, 2021	1	1
Additional paid-in capital	90	70
Retained earnings	124	53
Accumulated other comprehensive income (loss)	8	(18)
Less common stock held in treasury, at cost; 4,562,530 shares as of December 31, 2022 and 2,566,284 shares as of December 31, 2021	(162)	(103)
Total Shareholders' Equity	61	2
Total Liabilities and Shareholders' Equity	$1,082	$1,069

See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Changes in (Deficit) Equity

(In millions)

				(Accumulated	Accumulated
			Additional	Deficit)	Other
		Common	Paid-in	Retained	Comprehensive	Treasury	(Deficit)
	Shares	Stock	Capital	Earnings	(Loss) Income	Stock	Equity
Balances as of December 31, 2019	85	$1	$29	$(188)	$(21)	$—	$(179)
Net income	—	—	—	112	—	—	112
Stock-based compensation	—	—	17	—	—	—	17
Taxes paid related to net share settlement of equity awards	—	—	(2)	—	—	—	(2)
Issuance of common stock related to ESPP	—	—	1	—	—	—	1
Other comprehensive loss, net of tax	—	—	—	—	(12)	—	(12)
Balances as of December 31, 2020	85	$1	$46	$(75)	$(33)	$—	$(61)
Net income	—	—	—	128	—	—	128
Stock-based compensation	—	—	25	—	—	—	25
Exercise of stock options	—	—	2	—	—	—	2
Taxes paid related to net share settlement of equity awards	—	—	(5)	—	—	—	(5)
Issuance of common stock related to ESPP	—	—	2	—	—	—	2
Repurchase of common stock	(3)	—	—	—	—	(103)	(103)
Other comprehensive income, net of tax	—	—	—	—	15	—	15
Balances as of December 31, 2021	83	$1	$70	$53	$(18)	$(103)	$2
Net income	—	—	—	71	—	—	71
Stock-based compensation	—	—	22	—	—	—	22
Taxes paid related to net share settlement of equity awards	—	—	(3)	—	—	—	(3)
Issuance of common stock related to ESPP	—	—	1	—	—	—	1
Repurchase of common stock	(2)	—	—	—	—	(59)	(59)
Other comprehensive income, net of tax	—	—	—	—	27	—	27
Balances as of December 31, 2022	82	$1	$90	$124	$8	$(162)	$61

See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows

(In millions)

	Year Ended
	December 31,
	2022	2021	2020
Cash and Cash Equivalents at Beginning of Period	$262	$597	$428
Cash Flows from Operating Activities:
Net Income	71	128	112
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization expense	34	35	34
Deferred income tax benefit	(10)	(2)	—
Stock-based compensation expense	22	25	17
Goodwill and intangibles impairment	14	—	—
Restructuring charges	20	3	8
Payments for restructuring charges	(5)	(2)	(6)
Loss on extinguishment of debt	—	31	—
Other	1	5	4
Change in working capital:
Receivables	2	(2)	6
Prepaid expenses and other current assets	(3)	—	(2)
Accounts payable	15	10	7
Deferred revenue	(35)	(32)	—
Accrued liabilities	10	(6)	27
Accrued interest payable	—	(9)	—
Current income taxes	6	1	—
Net Cash Provided from Operating Activities	142	185	207
Cash Flows from Investing Activities:
Purchases of property and equipment	(40)	(31)	(32)
Business acquisitions, net of cash received	—	—	(5)
Purchases of available-for-sale securities	—	—	(2)
Sales and maturities of available-for-sale securities	—	—	9
Other investing activities	4	—	—
Net Cash Used for Investing Activities	(35)	(31)	(31)
Cash Flows from Financing Activities:
Borrowings of debt, net of discount	—	638	—
Payments of debt and finance lease obligations	(17)	(994)	(7)
Debt issuance cost paid	—	(8)	—
Call premium paid on retired debt	—	(21)	—
Repurchase of common stock	(59)	(103)	—
Other financing activities	(2)	(1)	—
Net Cash Used for Financing Activities	(77)	(489)	(7)
Cash Increase (Decrease) During the Period	29	(335)	170
Cash and Cash Equivalents at End of Period	$292	$262	$597

See accompanying Notes to the Consolidated Financial Statements.

Frontdoor, Inc.

Notes to the Consolidated Financial Statements

Note 1. Description of Business

Frontdoor is the leading provider of home service plans in the United States, as measured by revenue, and operates primarily under the American Home Shield brand. Our customizable home service plans help customers protect and maintain their homes, typically their most valuable asset, from costly and unplanned breakdowns of essential home systems and appliances. Our home service plan customers usually subscribe to an annual service plan agreement that covers the repair or replacement of major components of more than 20 home systems and appliances, including electrical, plumbing, HVAC systems, water heaters, refrigerators, dishwashers and ranges/ovens/cooktops, as well as optional coverages for electronics, pools, spas and pumps. Our operations also include on-demand home services and Streem, a technology platform that uses augmented reality, computer vision and machine learning to help home service professionals more quickly and accurately diagnose breakdowns and complete repairs. As of December 31, 2022, we had 2.1 million active home service plans, which were offered nationally.

Macroeconomic Conditions

Changes in macroeconomic conditions, including inflation, global supply chain challenges and the persistence of the COVID-19 pandemic, especially as they may affect existing home sales, interest rates, consumer confidence or labor availability, may reduce demand for our services, increase our costs and adversely impact our business. While these macroeconomic conditions generally impact the United States as a whole, we believe our nationwide presence limits the impact on us of poor economic conditions in any particular region of the United States.

During 2022, our financial condition and results of operations were adversely impacted by the following:

•The challenging home seller’s market, driven, in part, by extremely low home inventory levels and rising interest rates, continued to constrain demand for home service plans in the first-year real estate channel.

•Consumer sentiment declined in 2022 as higher inflation eroded real personal income. We believe this environment, combined with our higher prices for a home service plan, impacted our ability to add customers, especially in the direct-to-consumer channel.

•Our contractors continued to be impacted by inflation, including higher labor, fuel and parts and equipment costs. We continue to take actions to mitigate these impacts, including increasing the share of parts and equipment our contractors source through us at lower costs, increasing the percent of service requests completed by lower-cost preferred contractors and accelerating contractor recruitment efforts.

•Industry-wide parts availability gradually improved in the later part of 2022; however, global supply chain challenges continued to drive costs higher than pre-pandemic levels.

•Due to labor availability challenges, we continued to experience workforce retention issues, including difficulties in hiring and retaining employees in customer service operations and throughout our business. We believe our contractors are experiencing similar workforce challenges.

The COVID-19 Pandemic

The ultimate implications of the COVID-19 pandemic on our results of operations and overall financial performance remain uncertain. Moreover, as a result of the increase in remote or hybrid working arrangements in response to the pandemic, which trend may continue to persist even as the pandemic continues to subside, a significant number of people may continue to spend greater time at home, which may result in a continued increase in usage of home systems and appliances and demand for our services and a resulting increase in service-related costs. Industry-wide supply chain challenges may also continue to contribute to increased costs and impact the customer experience, which may affect customer retention. Accordingly, the COVID-19 situation remains very fluid, and we continue to adjust our response in real time. It remains difficult to predict the overall continuing impact the COVID-19 pandemic will have on our business.

Note 2. Significant Accounting Policies

Consolidation

Our consolidated financial statements include all of our wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements requires management to make certain estimates and assumptions required under U.S. GAAP that may differ from actual results. The more significant areas requiring the use of management estimates relate to: revenue recognition; home service plan claims accruals; the valuation of property and equipment, goodwill and intangible assets; useful lives for recognizing depreciation and amortization expense; accruals for current and deferred tax accounts; stock-based compensation expense; and litigation matters.

Revenue

Home service plan contracts are typically one year in duration. Home service plan claims costs are expensed as incurred. We recognize revenue over the life of these contracts in proportion to the expected direct costs. Those costs bear a direct relationship to the fulfillment of our obligations under the contracts and are representative of the relative value provided to our customers. We regularly review our estimates of claims costs and adjust our estimates when appropriate.

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

Property and Equipment, Goodwill and Intangible Assets

Property and equipment consist of the following:

	As of		Estimated
	December 31,		Useful Lives
(In millions)	2022	2021	(Years)
Buildings and improvements	$14	$25	10 - 40
Technology and communications	130	95	3 - 7
Office equipment, furniture and fixtures, and vehicles	11	16	5 - 7
	155	136
Less accumulated depreciation	(89)	(71)
Property and equipment, net	$66	$66

Depreciation of property and equipment was $27 million, $24 million and $22 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Property and equipment are recorded at cost. Property and equipment and intangible assets with finite lives are depreciated on a straight-line basis over their estimated useful lives. These lives are based on our previous experience for similar assets, potential market obsolescence and other industry and business data. Property and equipment and finite-lived intangible assets are tested for recoverability if circumstances indicate their carrying amounts may not be recoverable. If the carrying amount is no longer recoverable based upon the undiscounted future cash flows of the asset, an impairment loss would be recognized equal to the difference between the carrying amount and the fair value of the asset. Changes in the estimated useful lives could cause us to adjust the carrying values or future expense accordingly.

Goodwill and indefinite-lived intangible assets are not amortized and are subject to assessment for impairment on an annual basis or more frequently if circumstances indicate their carrying amounts may not be recoverable. We perform our annual assessment for impairment on October 1 of every year. Goodwill and indefinite-lived intangible assets are tested for impairment at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If the reporting unit does not pass the qualitative assessment, then the reporting unit’s carrying amount is compared to its fair value. The fair values of the reporting units are estimated using market and discounted cash flow approaches. The discounted cash flow approach uses expected future operating results. The market approach uses comparable company information to determine revenue and earnings multiples to value our reporting units. Failure to achieve these expected results or market multiples may cause a future impairment of goodwill at the reporting unit. Goodwill and indefinite-lived intangible assets are considered impaired if the carrying amount of the reporting unit exceeds its fair value. See Note 4 to the accompanying consolidated financial statements for information related to our goodwill and intangible assets.

Leases

We determine if an arrangement is a lease at inception. We recognize a right-of-use (“ROU”) asset and lease liability for all leases with terms of 12 months or more. ROU assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. Our incremental borrowing rate is determined based on our secured borrowing rating and the lease term. Our operating lease ROU assets are recorded net of lease incentives. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. We have lease agreements with lease and non-lease components, which are accounted for separately for our real estate leases. See Note 5 to the accompanying consolidated financial statements for information related to our leases.

Restricted Net Assets

There are third-party restrictions on the ability of certain of our subsidiaries to transfer funds to us. These restrictions are related to regulatory requirements. The payments of ordinary and extraordinary dividends by our subsidiaries are subject to significant regulatory restrictions under the laws and regulations of the states in which they operate. Among other things, such laws and regulations require certain subsidiaries to maintain minimum capital and net worth requirements and may limit the amount of ordinary and extraordinary dividends and other payments that these subsidiaries can make to us. As of December 31, 2022, the total net assets subject to these third-party restrictions was $145 million.

Financial Instruments and Credit Risk

We hedge the interest payments on a portion of our variable rate debt through the use of an interest rate swap agreement. We have classified our interest rate swap agreement as a cash flow hedge and recorded the hedging instrument in the consolidated statements of financial position as either an asset or liability at fair value. The effect of derivative financial instrument transactions could have a material impact on our financial statements. We do not hold or issue derivative financial instruments for trading or speculative purposes.

Financial instruments, which potentially subject us to financial and credit risk, consist principally of receivables. The majority of our receivables have little concentration of credit risk due to the large number of customers with relatively small balances and their dispersion across geographical areas. We maintain an allowance for losses based upon the expected collectability of receivables. See Note 16 to the accompanying consolidated financial statements for information relating to the fair value of financial instruments.

Stock-Based Compensation Expense

Stock-based compensation expense for stock options is estimated at the grant date based on an award’s fair value as calculated by the Black-Scholes option-pricing model and is recognized as expense over the requisite service period. The Black-Scholes model requires various highly judgmental assumptions including expected volatility and option life. If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense for future grants may differ materially from that recorded in the current period related to options granted to date. In addition, we estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience. To the extent the actual forfeiture rate is different from the estimate, stock-based compensation expense is adjusted accordingly in the period the forfeiture occurs. See Note 9 to the accompanying consolidated financial statements for more details, including the calculation of stock-based compensation expense for performance options, RSUs, performance shares and RSAs.

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

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income during the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. Valuation allowances are established when management determines that it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. The financial effect of changes in tax laws or rates is accounted for in the period of enactment.

We record a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in tax returns. We recognize potential interest and penalties related to unrecognized tax benefits as income tax expense.

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

Newly Issued Accounting Standards

In March 2020, the FASB issued ASU 2020-04, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. This standard is currently effective and upon adoption may be applied prospectively to contract modifications. In March 2021, the FASB issued ASU 2022-06, which extended the sunset date for the required transition under ASU 2020-04 to December 31, 2024. We intend to amend our Credit Facilities to comply with the provisions of ASU 2020-04 and ASU 2022-06 prior to December 31, 2024. We do not expect this transition will have a material impact on our consolidated financial statements.

Note 3. Revenue

The majority of our revenue is generated from annual home service plan contracts entered into with our customers. Our home service plan contracts have one performance obligation, which is to provide for the repair or replacement of essential home systems and appliances, as applicable per the contract. We recognize revenue at the agreed upon contractual amount over time using the input method in proportion to the costs expected to be incurred in performing services under the contracts. Those costs bear a direct relationship to the fulfillment of our obligations under the contracts and are representative of the relative value provided to our customers. As the costs to fulfill the obligations of the home service plans are incurred on an other-than-straight-line basis, we utilize historical evidence to estimate the expected claims expense and related timing of such costs. This adjustment to the straight-line revenue creates a contract asset or contract liability, as described under the heading “Contract balances” below. We regularly review our estimates of claims costs and adjust our estimates when appropriate. We derive substantially all of our revenue from customers in the United States.

We disaggregate revenue from contracts with customers into major customer acquisition channels. We determined that disaggregating revenue into these categories depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. Revenue by major customer acquisition channel is as follows:

___

	Year Ended
	December 31,
(In millions)	2022	2021	2020
Renewals	$1,203	$1,103	$1,013
Real estate(1)	184	252	263
Direct-to-consumer(1)	219	201	183
Other	56	46	16
Total	$1,662	$1,602	$1,474

_____________________________

(1)First-year revenue only.

Renewals

Revenue from all customer renewals, whether initiated via the real estate channel or direct-to-consumer channel, are classified as renewals above. Customer payments for renewals are received either at the commencement of the renewal period or in installments over the contract period.

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

Other

Other revenue includes revenue generated by on-demand home services and Streem, as well as administrative fees and ancillary services attributable to our home service plan contracts.

Costs to obtain a contract with a customer

We capitalize the incremental costs of obtaining a contract with a customer, primarily sales commissions, and recognize the expense, using the input method in proportion to the costs expected to be incurred in performing services under the contract, over the expected customer relationship period. Deferred customer acquisition costs were $16 million as of December 31, 2022 and 2021. Amortization of deferred acquisition costs was $19 million for each of the years ended December 31, 2022, 2021 and 2020. There were no impairment losses in relation to these capitalized costs.

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

Deferred revenue represents a contract liability and is recognized when cash payments are received in advance of the performance of services, including when the amounts are refundable. Amounts are recognized as revenue in proportion to the costs expected to be incurred in performing services under our contracts. Deferred revenue was $121 million and $155 million as of December 31, 2022 and 2021, respectively.

Changes in deferred revenue for the year ended December 31, 2022 were as follows:

(In millions)
Balance as of December 31, 2021	$155
Deferral of revenue	265
Recognition of deferred revenue	(300)
Balance as of December 31, 2022	$121

There was approximately $152 million of revenue recognized during the year ended December 31, 2022 that was included in the deferred revenue balance as of December 31, 2021.

Note 4. Goodwill and Intangible Assets

Goodwill and indefinite-lived intangible assets are not amortized and are subject to assessment for impairment on an annual basis, or more frequently if circumstances indicate a potential impairment. We perform our annual assessment for impairment on October 1 of every year.

In connection with the preparation of our condensed consolidated financial statements for the third quarter of 2022, we determined that indicators of a potential goodwill and intangible assets impairment were present for our Streem reporting unit. In particular, we will now be more focused on integrating Streem’s technology into the core business and will be less focused on selling this technology platform to third-party business-to-business customers as a software-as-a-service platform. This shift in focus resulted in significantly lower projected revenue for Streem. We performed an interim impairment analysis of the Streem reporting unit as of September 30, 2022. In performing the discounted cash flow analysis, we determined that the carrying amount of the Streem reporting unit exceeded its fair value. An impairment charge of $14 million was recognized during the third quarter of 2022, which comprised the remaining net carrying amount of Streem’s goodwill of $9 million and intangibles of $5 million.

The balance of goodwill was $503 million and $512 million as of December 31, 2022 and 2021, respectively, which, for the year ended December 31, 2022, includes a $9 million impairment to the Streem reporting unit. There were no goodwill or trade name impairment charges recorded during the years ended December 31, 2021 and 2020. There were no accumulated impairment losses recorded as of December 31, 2021.

The table below summarizes our intangible asset balances:

	As of December 31,
	2022			2021
		Accumulated			Accumulated
(In millions)	Gross	Amortization	Net	Gross	Amortization	Net
Trade names(1)	$141	$—	$141	$141	$—	$141
Customer relationships	173	(172)	—	173	(172)	—
Developed technology(2)	19	(13)	5	25	(12)	13
Other(3)	32	(31)	1	37	(32)	5
Total	$365	$(217)	$148	$375	$(216)	$159

___________________________________

(1)Not subject to amortization.

(2)For the year ended December 31, 2022, includes a $3 million impairment to the Streem reporting unit, consisting of $6 million of gross cost and $4 million of accumulated amortization.

(3)For the year ended December 31, 2022, includes a $2 million impairment to the Streem reporting unit, consisting of $4 million of gross cost and $2 million of accumulated amortization.

Amortization expense was $7 million, $11 million and $12 million for the years ended December 31, 2022, 2021 and 2020, respectively. The following table outlines expected amortization expense for existing intangible assets for the next five years:

(In millions)
2023	$4
2024	2
2025	—
2026	—
2027	—
Total	$7

Note 5. Leases

We have operating leases primarily for our corporate offices, customer service centers and engineering and technology campuses. Our leases have remaining lease terms of less than one year to 12 years, some of which include options to extend the leases for up to five years.

The weighted-average remaining lease term and weighted-average discount rate related to operating leases are as follows:

	As of
	December 31,
	2022	2021
Weighted-average remaining lease term (years)	9	9
Weighted-average discount rate	6.3%	5.6%

We recognized operating lease expense of $4 million, $4 million and $3 million for the years ended December 31, 2022, 2021 and 2020, respectively. These expenses are included in Selling and administrative expenses in the accompanying consolidated statements of operations and comprehensive income.

Supplemental cash flow information related to operating leases is as follows:

	Year Ended
	December 31,
(In millions)	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities (1)	$5	$5	$5
Leased assets obtained in exchange for new lease liabilities	3	6	3

___________________________________

(1)Amount is presented net of sublease income.

Supplemental balance sheet information related to operating leases is as follows:

	As of
	December 31,
(In millions)	2022	2021
Other accrued liabilities	$3	$4
Operating lease liabilities	18	19
Total operating lease liabilities	$21	$23

The following table presents maturities of our operating lease liabilities as of December 31, 2022.

(In millions)
2023	$4
2024	2
2025	2
2026	2
2027	3
Thereafter	12
Total lease payments	24
Less imputed interest	(7)
Total(1)	$17

___________________________________

(1)Amount is presented net of future sublease income totaling $4 million, which relates to the years ending December 31, 2023 through December 31, 2026.

Sublease of Prior Corporate Headquarters

On August 10, 2022, we subleased our prior corporate headquarters facility in Memphis, Tennessee. As a result of us exiting the facility on June 27, 2022, we incurred a non-cash impairment charge of $11 million for the year ended December 31, 2022.

Note 6. Income Taxes

As of December 31, 2022, 2021 and 2020, we had $8 million, $7 million and $4 million of unrecognized tax benefits, respectively, all of which would impact the effective tax rate if recognized.

The table below summarizes the changes in gross unrecognized tax benefits for the years ended December 31, 2022 and 2021:

(In millions)
Balance as of December 31, 2020	$4
Increases in tax positions for current year	2
Balance as of December 31, 2021	7
Increases in tax positions for current year	1
Balance as of December 31, 2022	$8

Interest and penalties accrued on the liability for unrecognized tax benefits and recognized as income tax expense are less than $1 million for the year ended December 31, 2022.

We are subject to taxation in the United States, various states and foreign jurisdictions. Due to expired statutes, the majority of our U.S. federal, state and local income tax returns for the years prior to 2019 are no longer subject to examination by tax authorities. We are not currently engaged in any tax examinations with any U.S., state or foreign tax authorities. Substantially all of our income before income taxes for the years ended December 31, 2022, 2021 and 2020 was generated in the United States.

The reconciliation of income tax computed at the U.S. federal statutory tax rate to our effective income tax rate is as follows:

	Year Ended
	December 31,
	2022	2021	2020
Tax at U.S. federal statutory rate	21.0%	21.0%	21.0%
State and local income taxes, net of U.S. federal benefit	0.7	3.1	2.5
Other permanent items	(0.2)	(0.3)	(0.3)
Stock-based compensation	2.2	0.5	0.6
Goodwill impairment	2.0	—	—
Credits	(3.2)	(1.9)	(0.5)
Uncertain tax positions	1.3	1.1	1.1
Effective rate	23.8%	23.4%	24.5%

Income tax expense is as follows:

	Year Ended
	December 31,
(In millions)	2022	2021	2020
Current:
U.S. federal	$28	$33	$29
State and local	4	7	7
	32	41	36
Deferred:
U.S. federal	(7)	(1)	—
State and local	(2)	—	—
	(10)	(2)	—
Provision for income taxes	$22	$39	$37

Significant components of our deferred tax balances are as follows:

	As of
	December 31,
(In millions)	2022	2021
Long-term deferred tax assets (liabilities):
Intangible assets	$(45)	$(44)
Property and equipment	(3)	(10)
Deferred customer acquisition costs	(4)	(4)
Prepaid expenses and other assets	(2)	(2)
Operating lease right-of-use assets	(2)	(4)
Receivables allowances	1	1
Accrued liabilities	5	5
Other long-term liabilities	7	6
Operating lease liabilities	5	5
Deferred interest expense	(2)	6
Net operating loss and tax credit carryforwards	2	1
Less valuation allowance	—	(1)
Net long-term deferred tax liabilities	$(39)	$(41)

Note 7. Restructuring Charges

We incurred restructuring charges of $20 million ($15 million, net of tax), $3 million ($2 million, net of tax) and $8 million ($6 million, net of tax) for the years ended December 31, 2022, 2021 and 2020, respectively.

In 2022, restructuring charges comprised an $11 million impairment charge related to our prior corporate headquarters operating lease right-of-use asset and leasehold improvements, a $2 million impairment of certain internally developed software, $1 million of accelerated depreciation related to the early termination of a lease, and $6 million of severance and other costs. Severance costs of $2 million related to a reduction in workforce of seven percent as part of our completed strategic review of our selling and administrative expenses.

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

The pre-tax charges discussed above are included in Restructuring charges in the accompanying consolidated statements of operations and comprehensive income.

As of December 31, 2021, there were less than $1 million in accrued restructuring charges, which were paid or otherwise settled during the year ended December 31, 2022. As of December 31, 2022, there were $2 million in accrued restructuring charges in the accompanying consolidated statements of financial position.

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

Note 9. Stock-Based Compensation

The Omnibus Plan permits the grant to certain employees, consultants and non-employee directors of Frontdoor different forms of awards, including stock options, performance options, RSUs, performance shares, RSAs and deferred share equivalents. Upon adoption, 14,500,000 shares were reserved for grants under the Omnibus Plan. Our Compensation Committee determines the long-term incentive mix of awards to our employees and may authorize new grants annually. As of December 31, 2022, 10,941,586 shares remain available for future grants.

Stock Options

Stock options are exercisable based on the terms outlined in the applicable award agreement. Stock options generally vest over a period of four years. The grant date fair value of stock options is determined using the Black-Scholes option pricing model with the assumptions noted in the following table. A historical daily measurement of volatility is determined based on our and our peer companies’ average volatility. The risk-free interest rate is determined by reference to the outstanding U.S. Treasury note with a term equal to the expected life of the option granted. The expected life represents the period of time that options are expected to be outstanding and was calculated using the simplified approach due to our lack of historical experience upon which to estimate the expected lives of the options.

	Year Ended
	December 31,
Assumption	2022	2021	2020
Expected volatility	50.7%	54.1%	50.6%
Expected dividend yield	0.0%	0.0%	0.0%
Expected life (in years)	6.1	6.1	6.1
Risk-free interest rate	2.38%	1.09%	0.51%

During the years ended December 31, 2022, 2021 and 2020, we granted options to purchase 568,623 shares, 271,735 shares and 579,507 shares of our common stock, respectively, at weighted-average exercise prices of $28.64 per share, $54.36 per share and $35.56 per share, respectively. The weighted-average grant-date fair values of the options granted during the years ended December 31, 2022, 2021 and 2020 were $14.54 per share, $27.78 per share and $16.94 per share, respectively. During the year ended December 31, 2022, we applied a forfeiture assumption of five percent per annum in the recognition of the expense related to these options, with the exception of the options held by our CEO for which we applied a forfeiture rate of zero percent. The total intrinsic value of options exercised was less than $1 million, $2 million and less than $1 million for the years ended December 31, 2022, 2021 and 2020, respectively.

A summary of option activity under the Omnibus Plan during the year ended December 31, 2022 is presented below:

				Weighted-
				average
		Weighted-	Aggregate	Remaining
		average	Intrinsic	Contractual
	Stock	Exercise	Value	Term
	Options	Price	(in millions)	(in years)
Outstanding as of December 31, 2021	1,315,460	$37.82	$3	7.54
Granted to employees	568,623	28.64
Exercised	(1,741)	34.91
Forfeited	(319,310)	34.31
Expired	(374,864)	37.01
Outstanding as of December 31, 2022	1,188,168	$34.63	$—	7.45
Exercisable as of December 31, 2022	575,051	$35.22	$—	6.06

Performance Options

We granted options to purchase 272,503 shares of our common stock during the year ended December 31, 2022 with a weighted-average exercise price of $24.74 per share and a weighted-average grant date fair value of $11.50 per share. The grant date fair value of performance options is determined using a Monte Carlo simulation model. We did not issue any performance options under the Omnibus Plan during the years ended December 31, 2021 and 2020. In addition to service conditions, the ultimate number of performance options to be earned depends on the achievement of a market condition prior to the fourth anniversary of the grant date, which is based on a share price target.

Performance options granted during the year ended December 31, 2022 have a weighted-average service period of approximately 1.6 years from the initial grant date. As of December 31, 2022, there were 272,503 performance options outstanding.

RSUs

RSUs are exercisable based on the terms outlined in the applicable award agreement. The RSUs generally vest over a period of three years. The grant date fair value of RSUs is determined using the closing market price of our common stock on the trading day that immediately precedes the grant date.

During the years ended December 31, 2022, 2021 and 2020, we granted 1,146,733 RSUs, 443,040 RSUs and 507,426 RSUs, respectively, with weighted-average grant date fair values of $28.00 per unit, $53.36 per unit and $36.58 per unit, respectively. During the year ended December 31, 2022, we applied a forfeiture assumption of five percent per annum in the recognition of the expense related to these RSUs, with the exception of the awards held by our CEO for which we applied a forfeiture rate of zero percent. The total fair value of RSUs vested during the years ended December 31, 2022, 2021 and 2020 was $13 million, $10 million and $5 million, respectively.

A summary of RSU activity under the Omnibus Plan during the year ended December 31, 2022 is presented below:

		Weighted-
		average
		Grant Date
	RSUs	Fair Value
Outstanding as of December 31, 2021	719,525	$45.38
Granted to employees	1,146,733	28.00
Vested	(311,737)	42.86
Forfeited	(531,551)	35.20
Outstanding as of December 31, 2022	1,022,970	$31.95

Performance Shares

During the years ended December 31, 2022 and 2021, we granted 285,801 performance shares and 98,017 performance shares, respectively, with a weighted-average grant date fair value of $28.03 per share and $54.81 per share, respectively. The grant date fair value of performance shares is determined using the closing market price of our common stock on the trading day that immediately precedes the grant date. We did not issue any performance shares under the Omnibus Plan during the year ended December 31, 2020. For the performance shares granted during the years ended December 31, 2022 and 2021, in addition to service conditions, the ultimate number of performance shares to be earned depends on the achievement of a performance condition, which is based on a revenue target.

Performance shares granted during the years ended December 31, 2022 and 2021 vest approximately three years from the initial grant date. During the year ended December 31, 2022, we applied a forfeiture assumption of five percent per annum in the recognition of the expense related to these performance shares, with the exception of the awards held by our CEO for which we applied a forfeiture rate of zero percent.

A summary of performance share activity under the Omnibus Plan during the year ended December 31, 2022 is presented below:

		Weighted-
		average
	Performance	Grant Date
	Shares	Fair Value
Outstanding as of December 31, 2021	247,671	$39.82
Granted to employees	285,801	28.03
Vested	—	—
Forfeited	(303,294)	34.77
Outstanding as of December 31, 2022	230,178	$31.84

RSAs

In 2019, in connection with the acquisition of Streem, we issued 575,370 RSAs to certain employees of Streem that were not part of the Omnibus Plan. These awards are subject to time-vesting, certain performance milestone-vesting restrictions, continued employment and transfer restrictions. The grant date fair value of RSAs is determined using the closing market price of our common stock on the trading day that immediately precedes the grant date. As of December 31, 2021, 134,318 RSAs were unvested. During the year ended December 31, 2022, 42,122 RSAs vested and 78,896 RSAs were forfeited, and as of December 31, 2022, 13,300 RSAs were unvested.

ESPP

On March 21, 2019, our board of directors approved and recommended for approval by our stockholders the ESPP, which was approved by our stockholders on April 29, 2019 and became effective for offering periods commencing July 1, 2019. The ESPP is intended to qualify for favorable tax treatment under Section 423 of the Code. Under the plan, eligible employees may purchase common stock, subject to IRS limits, during pre-specified offering periods at a discount established by Frontdoor not to exceed 15 percent of the then current fair market value. A maximum of 1,250,000 shares of our common stock are authorized for sale under the plan. During the years ended December 31, 2022, 2021 and 2020, we issued 53,353 shares, 44,211 shares and 35,589 shares, respectively, under the ESPP. There were 1,105,770 shares available for issuance under the ESPP as of December 31, 2022.

Stock-based compensation expense

We recognized stock-based compensation expense of $22 million ($19 million, net of tax), $25 million ($19 million, net of tax) and $17 million ($14 million, net of tax) for the years ended December 31, 2022, 2021 and 2020, respectively. These charges are included in Selling and administrative expenses in the accompanying consolidated statements of operations and comprehensive income.

Stock-based compensation expense for stock options, RSUs and RSAs is recognized over the vesting period of the award using a straight-line vesting method, net of estimated forfeitures. In addition, for performance shares with a performance condition, we evaluate the probability of achieving the performance condition at the end of each reporting period and record the related stock-based compensation expense over the service period. For performance shares and performance options with a market condition, the related stock-based compensation expense is recognized regardless of whether the market condition is satisfied, provided that the requisite service has been provided.

As of December 31, 2022, there was $36 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options, performance options, RSUs, performance shares and RSAs. These costs are expected to be recognized over a weighted-average period of 2.7 years.

Note 10. Employee Benefit Plans

We currently maintain a defined contribution plan for the benefit of our employees, the Frontdoor, Inc. 401k Plan. Discretionary contributions made on behalf of our employees were $4 million for each of the years ended December 31, 2022, 2021 and 2020. These charges are recorded within Selling and administrative expenses in the accompanying consolidated statements of operations and comprehensive income.

Note 11. Long-Term Debt

Long-term debt is summarized in the following table:

	As of
	December 31,
(In millions)	2022	2021
Term Loan A maturing in 2026(1)	$239	$252
Term Loan B maturing in 2028(2)	370	373
Revolving Credit Facility maturing in 2026	—	—
Less current portion	(17)	(17)
Total long-term debt	$592	$608

___________________________________

(1)As of December 31, 2022 and 2021, presented net of $2 million in unamortized debt issuance costs.

(2)As of December 31, 2022 and 2021, presented net of $3 million in unamortized debt issuance costs and $1 million and $2 million, respectively, in unamortized original issue discount.

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

The Revolving Credit Facility provides for senior secured revolving loans and stand-by and other letters of credit. As of December 31, 2022, there were $2 million of letters of credit outstanding under our $250 million Revolving Credit Facility. The letters of credit are posted in lieu of cash to satisfy regulatory requirements in certain states in which we operate. The Credit Agreement contains covenants that limit or restrict our ability, including the ability of certain of our subsidiaries, to incur additional indebtedness, repurchase debt, incur liens, sell assets, make certain payments (including dividends) and enter into transactions with affiliates; therefore, from time to time, our ability to draw on the Revolving Credit Facility may be limited. As of December 31, 2022, the available borrowing capacity under the Revolving Credit Facility was $248 million.

On October 24, 2018, we entered into an interest rate swap agreement effective October 31, 2018 that expires on August 16, 2025. The notional amount of the agreement is $350 million. Under the terms of the agreement, we will pay a fixed rate of interest of 3.0865 percent on the $350 million notional amount, and we will receive a floating rate of interest (based on one-month LIBOR, subject to a floor of zero percent) on the notional amount. Therefore, during the term of the agreement, the effective interest rate on $350 million of the Term Loan Facilities is fixed at a rate of 3.0865 percent, plus the incremental borrowing margin of 2.25 percent.

As of December 31, 2022, we were in compliance with the financial covenants under the Credit Agreement that were in effect on such date.

Scheduled Debt Payments

As of December 31, 2022, future scheduled debt payments are $17 million for each of the years ending December 31, 2023 through 2025, $205 million for the year ending December 31, 2026 and $4 million for the year ending December 31, 2027.

Note 12. Supplemental Cash Flow Information

Supplemental information relating to the accompanying consolidated statements of cash flows is presented in the following table:

	Year Ended
	December 31,
(In millions)	2022	2021	2020
Cash paid for (received from):
Interest expense	$29	$46	$55
Income tax payments, net of refunds	26	40	37
Interest income	(3)	(1)	(3)

Note 13. Cash and Marketable Securities

Cash, money market funds and certificates of deposit with maturities of three months or less when purchased are included in Cash and cash equivalents in the accompanying consolidated statements of financial position.

Gains and losses on sales of investments, as determined on a specific identification basis, are included in investment income in the period they are realized. For the years ended December 31, 2022, 2021 and 2020, there were no gross realized gains, gross realized losses or proceeds resulting from sales of available-for-sale securities. For the years ended December 31, 2022 and 2020, maturities of available-for-sale securities were less than $1 million and $9 million, respectively. There were no maturities of available-for-sale securities for the year ended December 31, 2021.

We periodically review our portfolio of investments to determine whether an allowance for credit losses is necessary. There was a $3 million loss on an investment recognized during the year ended December 31, 2020, which is included in Interest and net investment (income) loss in the accompanying consolidated statements of operations and comprehensive income. There were no credit losses due to declines in the value of our investments recognized for the years ended December 31, 2022 and 2021.

Note 14. Comprehensive Income (Loss)

Comprehensive income (loss), which includes net income (loss) and net unrealized gain (loss) on derivative instruments is disclosed in the accompanying consolidated statements of operations and comprehensive income and consolidated statements of changes in equity.

The following tables summarize the activity in AOCI, net of the related tax effects.

(In millions)
Balance as of December 31, 2020	$(33)
Other comprehensive income (loss) before reclassifications:
Pre-tax amount	9
Tax provision (benefit)	2
After-tax amount	7
Amounts reclassified from accumulated other comprehensive income (loss)(1)	8
Net current period other comprehensive income (loss)	15
Balance as of December 31, 2021	(18)
Other comprehensive income (loss) before reclassifications:
Pre-tax amount	29
Tax provision (benefit)	7
After-tax amount	23
Amounts reclassified from accumulated other comprehensive income (loss)(1)	4
Net current period other comprehensive income (loss)	27
Balance as of December 31, 2022	$8

___________________________________

(1)Amounts are net of tax. See reclassifications out of AOCI below for further details.

Reclassifications out of AOCI included the following components.

	Year Ended December 31,			Consolidated Statements of
(In millions)	2022	2021	2020	Operations and Comprehensive Income Location
Loss on interest rate swap agreement	$(5)	$(10)	$(9)	Interest expense
Impact of income taxes	1	2	2	Provision for income taxes
Total reclassifications during the period	$(4)	$(8)	$(7)

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

We hedge the interest payments on a portion of our variable rate debt through the use of an interest rate swap agreement. Our interest rate swap agreement is classified as a cash flow hedge, and, as such, it is recorded in the accompanying consolidated statements of financial position as either an asset or liability at fair value, with changes in fair value recorded in AOCI. Cash flows related to the interest rate swap agreement are classified as operating activities in the accompanying consolidated statements of cash flows.

The effective portion of the gain or loss on our interest rate swap agreement is recorded in AOCI. These amounts are reclassified into earnings in the same period or periods during which the hedged forecasted debt interest settlement affects earnings. See Note 14 to the accompanying consolidated financial statements for the effective portion of the gain or loss on derivative instruments recorded in AOCI and for the amounts reclassified out of AOCI and into earnings. As the underlying forecasted transactions occur during the next 12 months, the unrealized hedging gain in AOCI expected to be recognized in earnings is $5 million, net of tax, as of December 31, 2022. The amounts that are ultimately reclassified into earnings will be based on actual interest rates at the time the positions are settled and may differ materially from the amount noted above.

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

The period-end carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate fair value because of the short maturities of these instruments. The fair values reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value of our debt is estimated based on available market prices for the same or similar instruments that are considered significant other observable inputs (Level 2) within the fair value hierarchy. The carrying amount of our total debt was $609 million and $625 million, and the estimated fair value was $613 million and $630 million as of December 31, 2022 and 2021, respectively. The fair value estimates presented in these consolidated financial statements are based on information available to us as of December 31, 2022 and 2021.

We value our interest rate swap agreement using a forward interest rate curve obtained from a third-party market data provider. The fair value of the contract is the sum of the expected future settlements between the contract counterparties, discounted to present value as determined on the valuation date. The expected future settlements are determined by comparing the contract interest rate to the expected forward interest rate as of each settlement date and applying the difference between the two rates to the notional amount of debt in the interest rate swap agreement.

We did not change our valuation techniques for measuring the fair value of any financial assets and liabilities during the year. Transfers between fair value hierarchy levels, if any, are recognized at the end of the reporting period. There were no transfers between levels during the years ended December 31, 2022 and 2021.

The carrying amount and estimated fair value of our financial instruments that are recorded at fair value on a recurring basis are as follows:

			Estimated Fair Value Measurements
			Quoted	Significant
			Prices	Other	Significant
			in Active	Observable	Unobservable
	Statement of	Carrying	Markets	Inputs	Inputs
(In millions)	Financial Position Location	Value	(Level 1)	(Level 2)	(Level 3)
As of December 31, 2022:
Financial Assets:
Interest rate swap agreement	Prepaid expenses and other assets	$6	$—	$6	$—
	Other assets	4	—	4	—
Total financial assets		$10	$—	$10	$—

As of December 31, 2021:
Financial Liabilities:
Interest rate swap agreement	Other accrued liabilities	$9	$—	$9	$—
	Other long-term obligations	15	—	15	—
Total financial liabilities		$24	$—	$24	$—

Note 17. Capital Stock

We are authorized to issue 2,000,000,000 shares of common stock. As of December 31, 2022, there were 86,079,773 shares of common stock issued and 81,517,243 shares of common stock outstanding. As of December 31, 2021, there were 85,798,765 shares of common stock issued and 83,232,481 shares of common stock outstanding. We have no other classes of equity securities issued or outstanding.

Note 18. Share Repurchase Program

On September 7, 2021, we announced a three-year repurchase authorization of up to $400 million of outstanding shares of our common stock over the three-year period from September 3, 2021 through September 3, 2024.

Purchases of outstanding shares are as follows:

	Year Ended
	December 31,
(In millions, except per share data)	2022	2021
Number of shares purchased	1.9	2.6
Average price paid per share(1)	$30.51	$40.22
Cost of shares purchased	$59	$103

________________________________

(1)The average price paid per share is calculated on a trade date basis and excludes commissions.

Note 19. Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period, increased to include the number of shares of common stock that would have been outstanding had potentially dilutive shares of common stock been issued. The dilutive effect, if any, of stock options, performance options, RSUs, performance shares and RSAs are reflected in diluted earnings per share by applying the treasury stock method.

Basic and diluted earnings per share are calculated as follows:

	Year Ended
	December 31,
(In millions, except per share data)	2022	2021	2020
Net Income	$71	$128	$112
Weighted-average common shares outstanding	81.8	85.1	85.2
Effect of dilutive securities:
RSUs(1)	0.1	0.2	0.2
Stock options(2)	—	0.2	0.1
Weighted-average common shares outstanding - assuming dilution:	82.0	85.5	85.5
Basic earnings per share	$0.87	$1.51	$1.32
Diluted earnings per share	$0.87	$1.50	$1.31

___________________________________

(1)RSUs of 769,704 shares, 204,339 shares and 51,537 shares for the years ended December 31, 2022, 2021 and 2020, respectively, were not included in the diluted earnings per share calculation because their effect would have been anti-dilutive.

(2)Options to purchase 1,357,963 shares, 659,347 shares and 746,807 shares for the years ended December 31, 2022, 2021 and 2020, respectively, were not included in the diluted earnings per share calculation because their effect would have been anti-dilutive.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Frontdoor, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Frontdoor, Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated March 1, 2023, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

March 1, 2023

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

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2022.

Our independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of our internal controls over financial reporting as of December 31, 2022 and has expressed an unqualified opinion in their report which is included herein.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item for the company will be set forth in the company’s Proxy Statement for the 2023 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item for the company will be set forth in the company’s Proxy Statement for the 2023 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item for the company will be set forth in the company’s Proxy Statement for the 2023 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item for the company will be set forth in the company’s Proxy Statement for the 2023 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item for the company will be set forth in the company’s Proxy Statement for the 2023 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a). Financial Statements, Schedules and Exhibits.

1. Financial Statements

Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34) contained in Item 8 of this Annual Report on Form 10-K.	45
Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2022, 2021 and 2020 contained in Item 8 of this Annual Report on Form 10-K.	47
Consolidated Statements of Financial Position as of December 31, 2022 and 2021 contained in Item 8 of this Annual Report on Form 10-K.	48
Consolidated Statements of Changes in Equity for the years ended December 31, 2022, 2021 and 2020 contained in Item 8 of this Annual Report on Form 10-K.	49
Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020 contained in Item 8 of this Annual Report on Form 10-K.	50
Notes to the Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.	51

2. Exhibits	72

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

3. Financial Statements Schedules

The following information is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the financial statements contained in Item 8 of this Annual Report on Form 10-K:

Schedule I—Frontdoor, Inc. (Parent Company Only) Condensed Financial Information	75
Schedule II—Valuation and Qualifying Accounts	79

ITEM 16. FORM 10-K SUMMARY

None.

EXHIBIT INDEX

Exhibit Number	Description
2.1

Separation and Distribution Agreement, dated as of September 28, 2018, by and between ServiceMaster Global Holdings, Inc. and Frontdoor, Inc. (incorporated by reference to Exhibit 2.1 to Frontdoor’s Current Report on Form 8-K filed on October 1, 2018).

3.1	Restated Certificate of Incorporation of Frontdoor, Inc. (incorporated by reference to Exhibit 3.1 to Frontdoor’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021).
3.2	Amended and Restated Bylaws of Frontdoor, Inc. (incorporated by reference to Exhibit 3.2 to Frontdoor’s Current Report on Form 8-K filed on July 1, 2021).
4.1*	Description of Securities.
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
10.11#

Offer Letter dated July 5, 2018, from Frontdoor, Inc. to Jeffrey Fiarman (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to Frontdoor’s Registration Statement on Form 10 filed on August 30, 2018).

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

10.21#

Employment Agreement, dated May 19, 2022, between William C. Cobb and Frontdoor, Inc. (incorporated by reference to Exhibit 10.1 to Frontdoor’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022).

10.22#

Form of Performance Non-Qualified Stock Option Award Agreement under the Frontdoor, Inc. Omnibus Plan, effective June 2022 (incorporated by reference to Exhibit 10.2 to Frontdoor’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022).

10.23#

Form of Performance Shares Agreement under the Frontdoor, Inc. Omnibus Plan, effective March 2021 (incorporated by reference to Exhibit 10.3 to Frontdoor’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022).

10.24#

Form of Restricted Stock Unit Agreement under the Frontdoor, Inc. Omnibus Plan, effective March 2021 (incorporated by reference to Exhibit 10.4 to Frontdoor’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022).

10.25#

Form of Sign-On Restricted Stock Unit Agreement under the Frontdoor, Inc. Omnibus Plan, effective June 2022 (incorporated by reference to Exhibit 10.5 to Frontdoor’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022).

10.26#*	Offer Letter dated December 1, 2022, from Frontdoor, Inc. to Jessica Ross.
10.27#*	Separation and Transition Agreement dated as of December 1, 2022, between Frontdoor, Inc. and Brian K. Turcotte.
10.28#*	Frontdoor, Inc. Executive Severance Policy.

21*	List of Subsidiaries.
23*	Consent of Deloitte & Touche LLP.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a - 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a - 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE*	Inline XBRL Extension Presentation Linkbase.
104*	Cover page formatted as Inline XBRL and included in Exhibit 101.

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

FRONTDOOR, INC.

Date: March 1, 2023	By:	/s/ William C. Cobb
		Name:	William C. Cobb
		Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 1, 2023	By:	/s/ William C. Cobb
		Name:	William C. Cobb
		Title:	Chairman of the Board, Director and Chief Executive Officer (principal executive officer)

Date: March 1, 2023	By:	/s/ Jessica P. Ross
		Name:	Jessica P. Ross
		Title:	Senior Vice President and Chief Financial Officer (principal financial officer)

Date: March 1, 2023	By:	/s/ Chastitie S. Brim
		Name:	Chastitie S. Brim
		Title:	Vice President, Chief Accounting Officer and Controller (principal accounting officer)

Date: March 1, 2023	By:	/s/ D. Steve Boland
		Name:	D. Steve Boland
		Title:	Director

Date: March 1, 2023	By:	/s/ Anna C. Catalano
		Name:	Anna C. Catalano
		Title:	Director

Date: March 1, 2023	By:	/s/ Peter L. Cella
		Name:	Peter L. Cella
		Title:	Director

Date: March 1, 2023	By:	/s/ Christopher L. Clipper
		Name:	Christopher L. Clipper
		Title:	Director

Date: March 1, 2023	By:	/s/ Richard P. Fox
		Name:	Richard P. Fox
		Title:	Director

Date: March 1, 2023	By:	/s/ Brian P. McAndrews
		Name:	Brian P. McAndrews
		Title:	Director

Date: March 1, 2023	By:	/s/ Liane J. Pelletier
		Name:	Liane J. Pelletier
		Title:	Director

[Signature Page to the Annual Report on Form 10-K]

SCHEDULE I
Frontdoor, Inc. (Parent Company Only)

Condensed Statements of Operations and Comprehensive Income

(In millions)

	Year Ended
	December 31,
	2022	2021	2020
Revenue	$—	$—	$—
Interest expense	31	39	57
Interest and net investment (income) loss	—	—	2
Loss on extinguishment of debt	—	31	—
Loss before Income Taxes	(31)	(70)	(59)
Provision (benefit) for income taxes	1	1	(1)
Net Loss from Operations	(32)	(71)	(58)
Equity in earnings of subsidiaries (net of tax)	104	199	170
Net Income	$71	$128	$112
Other Comprehensive Income (Loss), Net of Income Taxes:
Net unrealized gain (loss) on derivative instruments	27	15	(12)
Total Comprehensive Income	$98	$143	$100

See accompanying Notes to the Condensed Financial Statements.

Frontdoor, Inc. (Parent Company Only)

Condensed Statements of Financial Position

(In millions)

	As of
	December 31,
	2022	2021
Assets:
Current Assets:
Cash and cash equivalents	$1	$2
Prepaid expenses and other assets	6	2
Total Current Assets	7	3
Other Assets:
Investments in subsidiaries	1,268	1,165
Deferred tax assets, net	—	5
Other assets	6	2
Total Assets	$1,281	$1,176
Liabilities and Shareholders' Equity:
Current Liabilities:
Accounts payable	$8	$9
Other accrued liabilities	9	13
Current portion of long-term debt	17	17
Total Current Liabilities	34	39
Long-Term Debt	592	608
Due to Subsidiaries	592	505
Other Long-Term Liabilities:
Deferred tax liabilities, net	2	—
Other long-term obligations	—	21
Total Other Long-Term Liabilities	2	21
Shareholders' Equity	61	2
Total Liabilities and Shareholders' Equity	$1,281	$1,176

See accompanying Notes to the Condensed Financial Statements.

Frontdoor, Inc. (Parent Company Only)

Condensed Statements of Cash Flows

(In millions)

	Year Ended
	December 31,
	2022	2021	2020
Cash and Cash Equivalents at Beginning of Period	$2	$72	$132
Net Cash Used for Operating Activities	(25)	(32)	(36)
Cash Flows from Financing Activities:
Borrowings of debt, net of discount	—	638	—
Payments of debt and finance lease obligations	(17)	(994)	(7)
Debt issuance cost paid	—	(8)	—
Call premium paid on retired debt	—	(21)	—
Net transfers to (from) Parent Company	102	450	(18)
Repurchase of common stock	(59)	(103)	—
Other financing activities	(2)	(1)	—
Net Cash Provided from (Used for) Financing Activities	24	(38)	(24)
Cash Decrease During the Period	(1)	(70)	(60)
Cash and Cash Equivalents at End of Period	$1	$2	$72

See accompanying Notes to the Condensed Financial Statements.

Frontdoor, Inc. (Parent Company Only)

Notes to the Condensed Financial Statements

Note 1. Basis of Presentation

The condensed financial statements of Frontdoor, Inc. (“Parent Company”) are required as a result of the restricted net assets of the Parent Company’s consolidated subsidiaries exceeding 25 percent of the Parent Company’s consolidated net assets as of December 31, 2022. All consolidated subsidiaries of the Parent Company are wholly owned. The primary source of income for the Parent Company is equity in its subsidiaries’ earnings.

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

The Parent Company has accounted for its subsidiaries using the equity method of accounting in these condensed financial statements.

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

For the years ended December 31, 2022, 2021 and 2020, Parent Company’s debt and corresponding interest expense were not allocated to its subsidiaries. American Home Shield is a co-obligor and/or guarantor of the debt, and interest expense has been pushed down to American Home Shield for income tax purposes. For further information on the Parent Company’s financing transactions, see Note 11 to the audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Note 3. Share Repurchase Program

On September 7, 2021, we announced a three-year repurchase authorization of up to $400 million of outstanding shares of our common stock over the three-year period from September 3, 2021 through September 3, 2024. As of December 31, 2022, we have purchased a total of 4,478,194 outstanding shares at an aggregate cost of $162 million and had $238 million remaining available for future repurchases under the program. For further information on the Parent Company’s share repurchases, see Note 18 to the audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

SCHEDULE II
Frontdoor, Inc.

Valuation and Qualifying Accounts

(In millions)

		Additions
	Balance at	Charged to		Balance at
	Beginning of	Costs and		End of
	Period	Expenses	Deductions(1)	Period
As of and for the year ended December 31, 2022
Allowance for doubtful accounts:
Accounts receivable	$4	$19	$18	$4
Income tax valuation allowance	1	—	1	—
As of and for the year ended December 31, 2021
Allowance for doubtful accounts:
Accounts receivable	$2	$18	$17	$4
Income tax valuation allowance	2	—	1	1
As of and for the year ended December 31, 2020
Allowance for doubtful accounts:
Accounts receivable	$2	$17	$16	$2
Income tax valuation allowance	2	—	—	2

___________________________________

(1)Deductions to the allowance for doubtful accounts for accounts receivable reflect write-offs of uncollectible accounts. Deductions to the income tax valuation allowance are primarily attributable to the reduction in net operating loss carryforwards and other deferred tax assets related to the uncertainty of future taxable income in certain jurisdictions.