Form 10-Q
period 2023-03-31
Frontdoor, Inc.
filed 2023-05-04
CIK 1727263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________________________________________

FORM 10-Q

________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

Yes ☐ No ☒

As of April 28, 2023, there were 81,726,217 shares outstanding of the registrant’s common stock, par value $0.01 per share.

Frontdoor, Inc.

Quarterly Report on Form 10-Q

GLOSSARY OF TERMS AND SELECTED ABBREVIATIONS

To aid the reader, we have included certain terms and abbreviations used throughout this Quarterly Report on Form 10-Q below:

Term / Abbreviation	Definition
2022 Form 10-K	Frontdoor, Inc. Annual Report on Form 10-K for the year ended December 31, 2022
AOCI	Accumulated other comprehensive income or loss
ASC	FASB Accounting Standards Codification
ASU	FASB Accounting Standards Update
ASU 2020-04	ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting
ASU 2022-06	ASU 2022-06, Reference Rate Reform (Topic 848); Deferral of the Sunset Date of Topic 848
Code	Internal Revenue Code of 1986, as amended
Credit Agreement	The agreements governing the Credit Facilities
Credit Facilities	The Term Loan Facilities together with the Revolving Credit Facility
ESPP	Frontdoor, Inc. 2019 Employee Stock Purchase Plan
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	U.S. Financial Accounting Standards Board
HVAC	Heating, ventilation and air conditioning
IRS	Internal Revenue Service
LIBOR	London Inter-bank Offered Rate
NASDAQ	Nasdaq Global Select Market
Omnibus Plan	Frontdoor, Inc. 2018 Omnibus Incentive Plan
Revolving Credit Facility	$250 million revolving credit facility effective June 17, 2021
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Streem	Streem, LLC, our technology business that uses augmented reality, computer vision and machine learning to provide services
Term Loan A	$260 million term loan A facility effective June 17, 2021
Term Loan B	$380 million term loan B facility effective June 17, 2021
Term Loan Facilities	The Term Loan A together with the Term Loan B
Topic 848	ASC 848, Reference Rate Reform
U.S. or United States	United States of America
U.S. GAAP	Accounting principles generally accepted in the United States of America

In this Quarterly Report on Form 10-Q, unless the context indicates otherwise, references to “Frontdoor,” “we,” “our,” “us,” and the “company” refer to Frontdoor, Inc. and all of its subsidiaries. Frontdoor is a Delaware corporation with its principal executive offices in Memphis, Tennessee.

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

Frontdoor, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(In millions, except per share data)

	Three Months Ended
	March 31,
	2023	2022
Revenue	$367	$351
Cost of services rendered	197	207
Gross Profit	170	144
Selling and administrative expenses	125	125
Depreciation and amortization expense	9	8
Restructuring charges	1	—
Interest expense	10	7
Interest and net investment income	(3)	—
Income before Income Taxes	29	3
Provision for income taxes	7	2
Net Income	$22	$2

Other Comprehensive (Loss) Income, Net of Income Taxes:
Unrealized (loss) gain on derivative instruments, net of income taxes	(2)	13
Total Other Comprehensive (Loss) Income, Net of Income Taxes	(2)	13
Comprehensive Income	$20	$15

Earnings per Share:
Basic	$0.27	$0.02
Diluted	$0.27	$0.02

Weighted-average Common Shares Outstanding:
Basic	81.5	82.3
Diluted	81.9	82.6

See the accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Frontdoor, Inc.

Condensed Consolidated Statements of Financial Position (Unaudited)

(In millions, except share data)

	As of
	March 31,	December 31,
	2023	2022
Assets:
Current Assets:
Cash and cash equivalents	$337	$292
Receivables, less allowance of $3 and $4, respectively	6	5
Prepaid expenses and other current assets	38	33
Total Current Assets	381	330
Other Assets:
Property and equipment, net	66	66
Goodwill	503	503
Intangible assets, net	146	148
Operating lease right-of-use assets	10	11
Deferred customer acquisition costs	17	16
Other assets	6	8
Total Assets	$1,128	$1,082
Liabilities and Shareholders' Equity:
Current Liabilities:
Accounts payable	$82	$80
Accrued liabilities:
Payroll and related expenses	19	22
Home service plan claims	81	103
Other	29	21
Deferred revenue	167	121
Current portion of long-term debt	17	17
Total Current Liabilities	396	364
Long-Term Debt	588	592
Other Long-Term Liabilities:
Deferred tax liabilities, net	37	39
Operating lease liabilities	17	18
Other long-term liabilities	8	8
Total Other Long-Term Liabilities	62	65
Commitments and Contingencies (Note 7)
Shareholders' Equity:
Common stock, $0.01 par value; 2,000,000,000 shares authorized; 86,294,094 shares issued and 81,723,843 shares outstanding as of March 31, 2023 and 86,079,773 shares issued and 81,517,243 shares outstanding as of December 31, 2022	1	1
Additional paid-in capital	92	90
Retained earnings	146	124
Accumulated other comprehensive income	6	8
Less treasury stock, at cost; 4,570,251 shares as of March 31, 2023 and 4,562,530 shares as of December 31, 2022	(162)	(162)
Total Shareholders' Equity	83	61
Total Liabilities and Shareholders' Equity	$1,128	$1,082

See the accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Frontdoor, Inc.

Condensed Consolidated Statement of Changes in Equity (Unaudited)

(In millions)

	Three Months Ended
	March 31,
	2023	2022
Common Stock:
Balance at beginning of period	$1	$1
Balance at end of period	1	1
Additional Paid-in Capital:
Balance at beginning of period	90	70
Stock-based compensation expense	5	6
Taxes paid related to net share settlement of equity awards	(3)	(3)
Balance at end of period	92	73
Retained Earnings:
Balance at beginning of period	124	53
Net income	22	2
Balance at end of period	146	55
Accumulated Other Comprehensive Income (Loss):
Balance at beginning of period	8	(18)
Other comprehensive (loss) income, net of tax	(2)	13
Balance at end of period	6	(5)
Treasury Stock:
Balance at beginning of period	(162)	(103)
Repurchase of common stock	—	(40)
Balance at end of period	(162)	(143)
Total Shareholders' Equity	$83	$(20)

See the accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Frontdoor, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Three Months Ended
	March 31,
	2023	2022
Cash and Cash Equivalents at Beginning of Period	$292	$262
Cash Flows from Operating Activities:
Net Income	22	2
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization expense	9	8
Deferred income tax benefit	(2)	—
Stock-based compensation expense	5	6
Restructuring charges	1	—
Payments for restructuring charges	(1)	—
Other	—	(2)
Changes in working capital:
Receivables	(1)	2
Prepaid expenses and other current assets	(6)	1
Accounts payable	2	7
Deferred revenue	46	35
Accrued liabilities	(24)	(13)
Current income taxes	9	1
Net Cash Provided from Operating Activities	60	47
Cash Flows from Investing Activities:
Purchases of property and equipment	(8)	(9)
Net Cash Used for Investing Activities	(8)	(8)
Cash Flows from Financing Activities:
Repayments of debt	(4)	(4)
Repurchase of common stock	—	(40)
Other financing activities	(3)	(3)
Net Cash Used for Financing Activities	(7)	(47)
Cash Increase (Decrease) During the Period	45	(8)
Cash and Cash Equivalents at End of Period	$337	$255

See the accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Frontdoor, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Description of Business

Frontdoor is the leading provider of home service plans in the United States, as measured by revenue, and operates primarily under the American Home Shield brand. Our customizable home service plans help customers protect and maintain their homes, typically their most valuable asset, from costly and unplanned breakdowns of essential home systems and appliances. Our home service plan customers usually subscribe to an annual service plan agreement that covers the repair or replacement of major components of more than 20 home systems and appliances, including electrical, plumbing, HVAC systems, water heaters, refrigerators, dishwashers and ranges/ovens/cooktops, as well as optional coverages for electronics, pools, spas and pumps. Our operations also include on-demand home services and Streem, a technology platform that uses augmented reality, computer vision and machine learning to help home service professionals more quickly and accurately diagnose breakdowns and complete repairs. As of March 31, 2023, we had 2.1 million active home service plans, which were offered nationally.

f

Note 2. Significant Accounting Policies

Our significant accounting policies are described in Note 2 to the audited consolidated financial statements included in our 2022 Form 10-K. There have been no material changes to our significant accounting policies during the three months ended March 31, 2023.

Basis of Presentation

We recommend that the accompanying condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in our 2022 Form 10-K. The accompanying condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods presented. The results of operations for any interim period are not necessarily indicative of the results that might be achieved for the respective full year.

Newly Adopted Accounting Standards

In March 2020, the FASB issued ASU 2020-04, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. This standard is currently effective and upon adoption may be applied prospectively to contract modifications. In March 2021, the FASB issued ASU 2020-06, which extended the sunset date for the required transition to December 31, 2024. In March 2023, in connection with the planned phase-out of LIBOR, we amended our Credit Facilities to replace LIBOR with SOFR as the benchmark rate under the Credit Agreement. We adopted ASU 2020-04 in connection with this transition of the benchmark rate under our Credit Agreement. This transition did not have a material impact on our consolidated financial statements and related disclosures.

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

We disaggregate revenue from contracts with customers into major customer acquisition channels. We determined that disaggregating revenue into these categories depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. Revenue by major customer acquisition channel is as follows:

	Three Months Ended
	March 31,
(In millions)	2023	2022
Renewals	$278	$247
Real estate(1)	33	45
Direct-to-consumer(1)	44	46
Other	11	13
Total	$367	$351

_____________________________

(1)First-year revenue only.

Our home service plan contracts have one performance obligation, which is to provide for the repair or replacement of essential home systems and appliances, as applicable per the contract. We recognize revenue at the agreed upon contractual amount over time using the input method in proportion to the costs expected to be incurred in performing services under the contracts. Those costs bear a direct relationship to the fulfillment of our obligations under the contracts and are representative of the relative fair value of the services provided to the customer. As the costs to fulfill the obligations of the home service plans are incurred on an other-than-straight-line basis, we utilize historical evidence to estimate the expected claims expense and related timing of such costs and make a corresponding adjustment each period to the timing of our related revenue recognition. This adjustment to the straight-line revenue creates a contract asset or contract liability, as described under the heading “Contract Assets and Liabilities” below. We regularly review our estimates of claims costs and adjust these estimates when appropriate.

Renewals

Revenue from customer renewals of home service plan contracts, which were previously initiated in the real estate or direct-to-consumer channel are classified as renewals above. Renewals relate to consecutive contract periods and take place at the end of the first year of a real estate or direct-to-consumer home service plan contract. Customer payments for renewals are typically received either at the commencement of the renewal period or in installments over the new contract period.

Real estate

Real estate home service plans are sold through annual contracts which occur in connection with a real estate sale. These plans are typically paid in full at closing on the real estate transaction. First-year revenue from the real estate channel is classified as real estate above. At the option of the customer, upon renewal of the contract, the future revenue derived from home service plans sold in this channel is classified as Renewal revenue as described above.

Direct-to-consumer

Direct-to-consumer home service plans are sold through annual contracts which occur in response to our marketing efforts. Customer payments for direct-to-consumer sales are typically received at the commencement of the contract or in installments over the contract period. First-year revenue from the direct-to-consumer channel is classified as direct-to-consumer above. At the option of the customer, upon renewal of the contract, the future revenue derived from home service plans sold in this channel is classified as Renewal revenue as described above.

Other

Other revenue primarily includes revenue generated by on-demand home services and Streem, as well as administrative fees and ancillary services attributable to our home service plan contracts.

Deferred Customer Acquisition Costs

We capitalize the incremental costs of obtaining a contract with a customer, primarily sales commissions, and recognize the related expense using the input method in proportion to the costs expected to be incurred in performing services under the contract, over the expected customer relationship period. Deferred customer acquisition costs were $17 million and $16 million as of March 31, 2023 and December 31, 2022, respectively. Amortization of deferred customer acquisition costs was $4 million for each of the three months ended March 31, 2023 and 2022. There were no impairment losses related to these capitalized costs during the three months ended March 31, 2023 and 2022.

Receivables, Less Allowance

We record a receivable due from customers once we have an unconditional right to invoice and receive payment in the future related to the services provided and anticipate the collection of amounts due to us. Contracts for home service plans may be invoiced upfront or monthly in straight-line installment payments over the contract period. The payment terms are determined prior to the execution of the contract.

Contract Assets and Liabilities

Contract assets arise when we recognize revenue for our home service plan contracts prior to a customer being invoiced. These timing differences are created when the recognition of revenue in proportion to the costs expected to be incurred in performing the services under the contract are accelerated as compared to the recognition of revenue on a straight-line basis over the contract period.

Our contract liabilities consist of deferred revenue which is recognized when cash payments are received in advance of the performance of services, including when the amounts are refundable. Amounts are recognized as revenue in proportion to the costs expected to be incurred in performing services under our contracts.

A summary of the changes in deferred revenue for the three months ended March 31, 2023 is as follows:

(In millions)
Balance at beginning of period	$121
Deferral of revenue	101
Recognition of deferred revenue	(55)
Balance at end of period	$167

There was approximately $47 million of revenue recognized during the three months ended March 31, 2023 that was included in the deferred revenue balance as of December 31, 2022.

Note 4. Intangible Assets

The following table provides a summary of the components of our intangible assets:

	As of March 31, 2023			As of December 31, 2022
		Accumulated			Accumulated
(In millions)	Gross	Amortization	Net	Gross	Amortization	Net
Trade names(1)	$141	$—	$141	$141	$—	$141
Customer relationships	173	(172)	—	173	(172)	—
Developed technology	19	(14)	4	19	(13)	5
Other	32	(31)	1	32	(31)	1
Total	$365	$(218)	$146	$365	$(217)	$148

_____________________________

(1)Not subject to amortization.

Amortization expense was $1 million and $2 million for the three months ended March 31, 2023 and 2022, respectively. There were no impairment charges in these periods.

Note 5. Leases

We have operating leases primarily for our corporate offices, customer service centers and engineering and technology campuses. Our leases have remaining lease terms ranging from less than one year to 12 years, some of which include options to extend the leases for up to five years.

The weighted-average remaining lease term and weighted-average discount rate related to our operating leases are as follows:

	As of
	March 31,	December 31,
	2023	2022
Weighted-average remaining lease term (years)	9	9
Weighted-average discount rate	6.3%	6.3%

We recognized operating lease expense of $1 million for each of the three months ended March 31, 2023 and 2022. These expenses are included in selling and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive income.

Supplemental balance sheet information related to our operating lease liabilities is as follows:

	As of
	March 31,	December 31,
(In millions)	2023	2022
Other accrued liabilities	$3	$3
Operating lease liabilities	17	18
Total operating lease liabilities	$20	$21

Supplemental cash flow information related to our operating leases is as follows:

	Three Months Ended
	March 31,
(In millions)	2023	2022
Cash paid on operating lease liabilities	$1	$1

The following table presents the maturities of our operating lease liabilities as of March 31, 2023:

(In millions)
2023 (remainder)(1)	$3
2024(1)	2
2025(1)	2
2026(1)	2
2027	3
2028	2
Thereafter	10
Total future minimum lease payments	23
Less imputed interest	(6)
Total	$17

_____________________________

(1)Amount is presented net of future sublease income totaling $4 million, which relates to the remainder of the year ending December 31, 2023 and the years ending December 31, 2024 through December 31, 2026.

Note 6. Income Taxes

We are subject to taxation in the United States, various states and foreign jurisdictions. Substantially all of our income before income taxes for the three months ended March 31, 2023 and 2022 was generated in the United States.

We compute interim period income taxes by applying an anticipated annual effective tax rate to our year-to-date income or loss from operations before income taxes, except for significant unusual or infrequently occurring items. As a result, our estimated tax rate is adjusted each quarter. The effective tax rate on our income before income taxes was 25.2 percent and 51.1 percent for the three months ended March 31, 2023 and 2022, respectively. The decrease in our effective tax rate was primarily due to the impacts of share-based awards and state income taxes on limited pre-tax income in the prior year.

Note 7. Commitments and Contingencies

Accruals for home service plan claims are made using internal actuarial projections, which are based on current claims and historical claims experience. Accruals are established based on estimates of the ultimate cost to settle claims. Home service plan claims take approximately three months to settle, on average, and substantially all claims are settled within six months of incurrence. The amount of time required to settle a claim can vary based on a number of factors, including whether a replacement is ultimately required. In addition to our estimates, we engage a third-party actuary to perform an accrual analysis utilizing generally accepted actuarial methods that incorporate cumulative historical claims experience and information provided by us. We regularly review our estimates of claims costs along with the third-party analysis and adjust our estimates when appropriate. We believe that utilizing actuarial methods in our estimation process to account for these liabilities provides a consistent and effective way to measure these judgmental accruals.

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

Note 8. Stock-Based Compensation

We recognized stock-based compensation expense of $5 million ($4 million, net of tax) and $6 million ($6 million, net of tax) for the three months ended March 31, 2023 and 2022, respectively. These costs are included in selling and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive income.

A summary of awards granted under the Omnibus Plan during the three months ended March 31, 2023 is as follows:

		Weighted-	Weighted-	Weighted-
	Number of	Average	Average	Average
	Awards	Exercise	Grant Date	Vesting
	Granted	Price	Fair Value	Period
Stock options	627,062	26.42	12.21	4.0
Performance options(1)	652,004	26.42	10.40	0.8
Restricted stock units	885,946		26.44	3.0

_____________________________

(1)The information related to performance options above assumes 100% of the performance target is met. The performance options contain a market condition that is based on a per share price target for our common stock, and the ultimate number of performance options that may be earned depends on the achievement of this market condition.

As of March 31, 2023, there was $60 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options, performance options, restricted stock units (“RSUs”), performance shares and restricted stock awards (“RSAs”). These remaining costs are expected to be recognized over a weighted-average period of 3.1 years.

Note 9. Long-Term Debt

A summary of our debt is as follows:

	As of
	March 31,	December 31,
(In millions)	2023	2022
Term Loan A maturing in 2026(1)	$236	$239
Term Loan B maturing in 2028(2)	369	370
Revolving Credit Facility maturing in 2026	—	—
Total debt	605	609
Less current portion	(17)	(17)
Total long-term debt	$588	$592

_______________________________

(1)Term Loan A is presented net of unamortized debt issuance costs of $1 million and $2 million as of March 31, 2023 and December 31, 2022, respectively.

(2)Term Loan B is presented net of unamortized debt issuance costs of $3 million and unamortized discount of $1 million as of March 31, 2023 and December 31, 2022.

In March 2023, in connection with the planned phase-out of LIBOR, we amended our Credit Facilities to replace LIBOR with SOFR as the benchmark rate under the Credit Agreement. This change was effective in March 2023 for Term Loan A and the Revolving Credit Facility and will be effective in June 2023 for Term Loan B.

As of March 31, 2022, we had $2 million of letters of credit outstanding under our $250 million Revolving Credit Facility, and the available borrowing capacity under Revolving Credit Facility was $248 million. As of March 31, 2023, we were in compliance with the covenants under the Credit Agreement.

Scheduled Debt Payments

The following table presents future scheduled debt payments as of March 31, 2023:

(In millions)
2023 (remainder)	$13
2024	17
2025	17
2026	205
2027	4
2028	355
Total future scheduled debt payments	611
Less unamortized debt issuance costs	(4)
Less unamortized discount	(1)
Total debt	$605

Note 10. Supplemental Cash Flow Information

Supplemental information relating to our accompanying condensed consolidated statements of cash flows is as follows:

	Three Months Ended
	March 31,
(In millions)	2023	2022
Cash paid for (received from):
Interest expense	$9	$6
Interest income	(3)	—
Income tax payments, net of refunds	—	—

Note 11. Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and the unrealized gains (losses) on our derivative instrument. We disclose comprehensive income (loss) in the accompanying condensed consolidated statements of operations and comprehensive income and condensed consolidated statements of changes in equity.

A summary of the changes in AOCI is as follows:

Balance at beginning of period	$8
Other comprehensive loss before reclassifications:
Pre-tax amount	(2)
Impact of income taxes	—
After-tax amount	(1)
Amounts reclassified from AOCI(1)	(1)
Total other comprehensive loss	(2)
Balance at end of period	$6

___________________________________

(1)Amounts are net of income taxes. See the table below on reclassifications out of AOCI for additional information.

A summary of reclassifications out of AOCI is as follows:

	Three Months Ended
	March 31,
(In millions)	2023	2022
Gain (loss) on interest rate swap contract(1)	$1	$(3)
Impact of income taxes(2)	—	1
Total reclassifications during the period	$1	$(2)

___________________________________

(1)Included in interest expense in the accompanying condensed consolidated statements of income and comprehensive income.

(2)Included in provision for income taxes in the accompanying condensed consolidated statements of income and comprehensive income.

Note 12. Derivative Financial Instruments

We currently use a derivative financial instrument to manage risks associated with changes in interest rates by hedging the interest payments on a portion of our variable rate debt through the use of an interest rate swap contract. We do not hold or issue derivative financial instruments for trading or speculative purposes. In designating derivative financial instruments as hedging instruments under accounting standards for derivative instruments, we formally document the relationship between the hedging instrument and the hedged item, as well as the risk management objective and strategy for the use of the hedging instrument. This documentation includes linking the derivatives to forecasted transactions. We assess at the time a derivative contract is entered into, and at least quarterly thereafter, whether the derivative item is effective in offsetting the projected cash flows of the associated forecasted transaction.

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

The effective portion of the gain or loss on our interest rate swap contract is recorded in AOCI. These amounts are reclassified into earnings in the same period or periods during which the hedged forecasted debt interest settlement affects earnings. See Note 11 to the accompanying condensed consolidated financial statements for the effective portion of the gain or loss on derivative instruments recorded in AOCI and for the amounts reclassified out of AOCI and into earnings during the periods presented. As the underlying forecasted transactions occur during the next 12 months, we estimate the unrealized hedging gain in AOCI expected to be recognized in earnings is $4 million, net of tax, as of March 31, 2023. The amounts ultimately reclassified into earnings during the next 12 months will be determined based on the actual interest rates in effect at the time the positions are settled, and as a result, they could differ materially from our estimate noted above.

Note 13. Fair Value Measurements

We estimate fair value at a price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal market for the asset or liability. The valuation techniques require inputs that we categorize into a three-level hierarchy, from highest to lowest level of observable inputs, as follows: unadjusted quoted prices for identical assets or liabilities in active markets ("Level 1"); direct or indirect observable inputs, including quoted prices or other market data, for similar assets or liabilities in active markets or identical assets or liabilities in less active markets ("Level 2"); and unobservable inputs that require significant judgment for which there is little or no market data ("Level 3"). When multiple input levels are required for a valuation, we categorize the entire fair value measurement according to the lowest level of input that is significant to the measurement, even though we may have also utilized significant inputs that are more readily observable.

The period-end carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate their fair values due to the short-term maturities of these financial instruments. As of March 31, 2023 and December 31, 2022, the carrying amounts of our total debt were $605 million and $609 million, respectively, and the estimated fair values were $602 million and $613 million, respectively. The fair value of our debt was estimated based on available market prices for the same or similar instruments that are considered significant other observable inputs (Level 2) within the fair value hierarchy and was based on information available to us as of the respective period end dates.

We determine the fair value of our interest rate swap contract using a forward interest rate curve obtained from a third-party market data provider. The fair value of the contract is the sum of the expected future settlements between the contract counterparties, discounted to present value. The expected future settlements are determined by comparing the contract interest rate to the expected forward interest rate as of each settlement date and applying the difference between these two rates to the notional amount of debt in the interest rate swap contract.

We did not change our valuation techniques for measuring the fair value of any financial assets and liabilities during the three months ended March 31, 2023. Transfers between hierarchy levels, if any, are recognized at the end of the reporting period. There were no transfers between hierarchy levels during the three months ended March 31, 2023.

Our interest rate swap contract is currently our only financial instrument remeasured at fair value on a recurring basis. A summary of the carrying value and fair value of this financial instrument are as follows:

		Estimated Fair Value Measurements
		Quoted	Significant
		Prices	Other	Significant
		in Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
(In millions)	Value	(Level 1)	(Level 2)	(Level 3)
As of March 31, 2023:
Prepaid expenses and other current assets	$5	$—	$5	$—
Other assets	2	—	2	—
Total assets	$7	$—	$7	$—

As of December 31, 2022:
Prepaid expenses and other current assets	$6	$—	$6	$—
Other assets	4	—	4	—
Total assets	$10	$—	$10	$—

Note 14. Share Repurchase Program

On September 7, 2021, we announced a three-year repurchase authorization of up to $400 million of outstanding shares of our common stock over the three-year period from September 3, 2021 through September 3, 2024. As of March 31, 2023, we have purchased a total of 4,478,194 outstanding shares at an aggregate cost of $162 million under this program, which is included in treasury stock on the accompanying condensed consolidated statements of financial position, and we had $238 million remaining available for future repurchases under the program.

A summary of repurchases of outstanding shares is as follows:

	Three Months Ended
	March 31,
(In millions, except per share data)	2023	2022
Number of shares purchased	—	1.1
Average price paid per share(1)	$—	$36.95
Cost of shares purchased	$—	$40

________________________________

(1)The average price paid per share is calculated on a trade date basis and excludes commissions.

Note 15. Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period, increased to include the number of shares of common stock that would have been outstanding had potentially dilutive shares of common stock been issued. The dilutive effect of stock options, performance options, RSUs, performance shares and RSAs are reflected in diluted earnings per share by applying the treasury stock method.

A summary of the calculations of our basic and diluted earnings per share is as follows:

	Three Months Ended
	March 31,
(In millions, except per share data)	2023	2022
Net Income	$22	$2
Weighted-average common shares outstanding:	81.5	82.3
Effect of dilutive securities:
RSUs(1)	0.4	0.3
Stock options(2)	—	—
Weighted-average common shares outstanding - assuming dilution:	81.9	82.6
Basic earnings per share	$0.27	$0.02
Diluted earnings per share	$0.27	$0.02

___________________________________

(1)RSUs of 510,116 shares and 429,064 shares for the three months ended March 31, 2023 and 2022, respectively, were not included in the diluted earnings per share calculation because their effect would have been anti-dilutive.

(2)Stock options to purchase 1,114,819 shares and 1,200,018 shares for the three months ended March 31, 2023 and 2022, respectively, and performance options to purchase 258,596 shares for the three months ended March 31, 2023 were not included in the diluted earnings per share calculation because their effect would have been anti-dilutive.

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

You should read this Quarterly Report on Form 10-Q completely and with the understanding that actual future results may be materially different from expectations. All forward-looking statements made in this report are qualified by these cautionary statements. These forward-looking statements are made only as of the date of this report, and we do not undertake any obligation, other than as may be required by law, to update or revise any forward-looking or cautionary statements to reflect changes in assumptions, the occurrence of events, unanticipated or otherwise, and changes in future operating results over time or otherwise. For a discussion of other important factors that could cause our results to differ materially from those expressed in, or implied by, the forward-looking statements included in this report, you should refer to the risks and uncertainties detailed from time to time in our periodic reports filed with the SEC, including the risk factors discussed in Part I, Item 1A. “Risk Factors” in our 2022 Form 10-K.

SUMMARY OF MATERIAL RISKS

Factors, risks, trends and uncertainties that make an investment in us speculative or risky and that could cause actual results or events to differ materially from those anticipated in our forward-looking statements include the matters described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report as well as Item 1A. Risk Factors in our 2022 Form 10-K filed with the SEC, in addition to the following other factors, risks, trends and uncertainties:

•changes in macroeconomic conditions, including inflation, global supply chain challenges, the persistence of the COVID-19 pandemic and instability in the banking system as a result of several recent regional bank failures, especially as they may affect existing home sales, interest rates, consumer confidence or labor availability;

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

Available Information

Our website address is www.frontdoor.com. We use our website as a channel of distribution for company information. We will make available free of charge on the Investor section of our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act. We also make available through our website other reports filed with or furnished to the SEC under the Exchange Act, including our proxy statements and reports filed by officers and directors under Section 16(a) of the Exchange Act, as well as our Code of Conduct and Financial Code of Ethics. Financial and other material information regarding Frontdoor is routinely posted on our website and is readily accessible. We do not intend for information contained on our website to be part of this Quarterly Report on Form 10-Q.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q, the audited consolidated financial statements and related notes thereto included in our 2022 Form 10-K and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 Form 10-K. The cautionary statements discussed in “Cautionary Statement Concerning Forward-Looking Statements” and elsewhere in this report should be read as applying to all forward-looking statements wherever they appear in this report. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those factors discussed below and elsewhere in this report, particularly in “Cautionary Statement Concerning Forward-Looking Statements” as well as the risk factors discussed in Part I, Item 1A. “Risk Factors” in our 2022 Form 10-K.

Overview

Frontdoor is the leading provider of home service plans in the United States, as measured by revenue, and operates primarily under the American Home Shield brand. Our customizable home service plans help customers protect and maintain their homes, typically their most valuable asset, from costly and unplanned breakdowns of essential home systems and appliances. Our home service plan customers usually subscribe to an annual service plan agreement that covers the repair or replacement of major components of more than 20 home systems and appliances, including electrical, plumbing, HVAC systems, water heaters, refrigerators, dishwashers and ranges/ovens/cooktops, as well as optional coverages for electronics, pools, spas and pumps. Our operations also include on-demand home services and Streem, a technology platform that uses augmented reality, computer vision and machine learning to, among other things, help home service professionals more quickly and accurately diagnose breakdowns and complete repairs. As of March 31, 2023, we had 2.1 million active home service plans, which were offered nationally.

For the three months ended March 31, 2023, we generated revenue, net income and Adjusted EBITDA of $367 million, $22 million and $54 million, respectively. For the three months ended March 31, 2022, we generated revenue, net income and Adjusted EBITDA of $351 million, $2 million and $25 million, respectively. For a reconciliation of Adjusted EBITDA to net income, see “—Results of Operations for the three months ended March 31, 2023 and 2022—Adjusted EBITDA.”

For the three months ended March 31, 2023, our total operating revenue included 76 percent of revenue derived from existing customer renewals, while nine percent and 12 percent were derived from new home service plan sales made in conjunction with existing home real estate transactions and direct-to-consumer sales, respectively, and three percent was derived from other revenue channels. For the three months ended March 31, 2022, our total operating revenue included 70 percent of revenue derived from existing customer renewals, while 13 percent and 13 percent were derived from new home service plan sales made in conjunction with existing home real estate transactions and direct-to-consumer sales, respectively, and three percent was derived from other revenue channels.

Key Factors and Trends Affecting Our Results of Operations

Macroeconomic Conditions

Current macroeconomic conditions, including inflation, global supply chain challenges, the persistence of the COVID-19 pandemic and instability in the banking system as a result of several recent regional bank failures, especially as they may affect existing home sales, interest rates, consumer confidence or labor availability, may reduce demand for our services, increase our costs and adversely impact our business. While these macroeconomic conditions generally impact the United States as a whole, we believe our nationwide presence limits the impact on us of unfavorable economic conditions in any particular region of the United States.

During the first quarter of 2023, our financial condition and results of operations continued to be adversely impacted by the following:

•The challenging home seller’s market, driven, in part, by extremely low home inventory levels and rising interest rates, continued to constrain demand for home service plans in the first-year real estate channel.

•Consumer sentiment remains pressured as higher inflation eroded real personal income. We believe this environment, combined with our higher prices for a home service plan, impacted our ability to add customers, especially in the direct-to-consumer channel.

•Our contractors continued to be impacted by inflation, including higher labor, fuel and parts and equipment costs, and labor availability challenges. We continue to take actions to mitigate these impacts, including increasing the share of parts and equipment our contractors source through us at lower costs, increasing the percent of service requests completed by lower-cost preferred contractors and accelerating contractor recruitment efforts.

•Industry-wide parts and equipment availability is on track to return to pre-pandemic levels; however, inflation levels remain high.

Seasonality

Our business is subject to seasonal fluctuations, which drive variations in our revenue, net income and Adjusted EBITDA for interim periods. Seasonal fluctuations are primarily driven by a higher number of HVAC work orders in the summer months. In 2022, approximately 21 percent, 29 percent, 29 percent and 21 percent of our revenue, approximately two percent, 47 percent, 39 percent and 12 percent of our net income, and approximately 12 percent, 36 percent, 37 percent and 15 percent of our Adjusted EBITDA was recognized in the first, second, third and fourth quarters, respectively.

Effect of Weather Conditions

The demand for our services, and our results of operations, are affected by weather conditions. Extreme temperatures, typically in the winter and summer months, can lead to an increase in service requests related to home systems, particularly HVAC systems, resulting in higher costs and lower profitability, while mild temperatures in the winter or summer months can lead to lower home systems claim frequency, resulting in lower costs and higher profitability. For example, favorable weather trends in the first quarter of 2023 as compared to the first quarter of 2022 favorably impacted contract claims costs.

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

Acquisition Activity

We anticipate that the highly fragmented nature of the home service plan category will continue to create strategic opportunities for acquisitions. Historically, we have used acquisitions to cost-effectively grow our customer base in high-growth geographies, and we intend to continue to do so. We may also explore opportunities to make strategic acquisitions that will expand our service offering in the broader home services industry. We have also used acquisitions to enhance our technological capabilities and geographic presence. For example, in 2019, we acquired Streem to enable home service professionals to more efficiently interact with customers and complete repairs, and, in 2020, we acquired a business to expand on-demand home services via its intellectual capital and know-how, technology platform capabilities and geographic presence.

Non-GAAP Financial Measures

To supplement our results presented in accordance with U.S. GAAP, we have disclosed non-GAAP financial measures that exclude or adjust certain items. We present within this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section the non-GAAP financial measures of Adjusted EBITDA and Free Cash Flow. See “—Results of Operations for the Three Months Ended March 31, 2023 and 2022—Adjusted EBITDA” for a reconciliation of net income to Adjusted EBITDA and “—Liquidity and Capital Resources—Free Cash Flow” for a reconciliation of net cash provided from operating activities to Free Cash Flow, as well as “Key Business Metrics” for further discussion of Adjusted EBITDA and Free Cash Flow. Management uses Adjusted EBITDA and Adjusted EBITDA margin to facilitate operating performance comparisons from period to period. We believe these non-GAAP financial measures provide investors, analysts and other interested parties useful information to evaluate our business performance as they facilitate company-to-company operating performance comparisons. Management believes Free Cash Flow is useful as a supplemental measure of our liquidity. Management uses Free Cash Flow to facilitate company-to-company cash flow comparisons, which may vary from company to company for reasons unrelated to operating performance. While we believe these non-GAAP financial measures are useful in evaluating our business, they should be considered as supplemental in nature and are not meant to be considered in isolation or as a substitute for the related financial information prepared in accordance with U.S. GAAP. In addition, these non-GAAP financial measures may not be the same as similarly entitled measures reported by other companies, limiting their usefulness as comparative measures.

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

Net Cash Provided from Operating Activities and Free Cash Flow. We focus on measures designed to monitor cash flow, including net cash provided from operating activities and Free Cash Flow. Free Cash Flow is a financial measure that is not calculated in accordance with U.S. GAAP and represents net cash provided from operating activities less property additions.

Growth in Number of Home Service Plans and Customer Retention Rate. We report on our growth (reduction) in number of home service plans and customer retention rate as measurements of our operating performance. These measurements are presented on a rolling 12-month basis in order to avoid seasonal anomalies. The number of home service plans is representative of our recurring home service plan customer base and is measured as the number of customers with active contracts as of the respective period-end date. Our customer retention rate is calculated as the ratio of the number of end-of-period home service plan contracts to the sum of the number of beginning-of-period home service plan contracts and the number of new home service plan sales and acquired accounts during the respective period.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 Form 10-K. There have been no material changes to our critical accounting policies for the three months ended March 31, 2023.

Results of Operations

				% of Revenue
	Three Months Ended		Increase	Three Months Ended
	March 31,		(Decrease)	March 31,
(In millions)	2023	2022	%	2023	2022
Revenue	$367	$351	4%	100%	100%
Cost of services rendered	197	207	(5)	54	59
Gross Profit	170	144	18	46	41
Selling and administrative expenses	125	125	(1)	34	36
Depreciation and amortization expense	9	8	10	2	2
Restructuring charges	1	—	*	—	—
Interest expense	10	7	42	3	2
Interest and net investment income	(3)	—	*	(1)	—
Income before Income Taxes	29	3	*	8	1
Provision for income taxes	7	2	*	2	—
Net Income	$22	$2	* %	6%	—%

_______________________________

* not meaningful

Revenue

We reported revenue of $367 million and $351 million for the three months ended March 31, 2023 and 2022, respectively. The following table provides a summary of our revenue by major customer acquisition channel:

	Three Months Ended
	March 31,		Increase (Decrease)
(In millions)	2023	2022	$	%
Renewals	$278	$247	$32	13%
Real estate(1)	33	45	(13)	(28)
Direct-to-consumer(1)	44	46	(2)	(5)
Other	11	13	(1)	(11)
Total	$367	$351	$15	4%

________________________________

(1)First-year revenue only.

Revenue increased four percent for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase in renewal revenue primarily reflects improved price realization. The decrease in real estate revenue primarily reflects a decline in the number of first-year real estate home service plans driven by a continuation of the challenging home seller’s market. The decrease in direct-to-consumer revenue primarily reflects a decline in the number of first-year direct-to-consumer home service plans which we believe resulted from the impact of inflation on consumer sentiment, higher-priced home service plan offerings and a changing competitive landscape, offset, in part, by improved price realization. The decrease in other revenue was primarily driven by lower Streem revenue.

The following table provides a summary of the number of home service plans, growth in number of home service plans and customer retention rate:

	As of
	March 31,
(In millions)	2023	2022
Number of home service plans	2.09	2.19
Reduction in number of home service plans	(4)%	(3)%
Customer retention rate	75.9%	74.1%

The reduction in the number of home service plans as of March 31, 2023 was primarily impacted by a decline in the number of first-year real estate home service plans, which was driven by a continuation of the challenging home seller’s market, as well as a decline in the number of direct-to-consumer home service plans, which we believe resulted from the impact of inflation on consumer sentiment, higher-priced home service plan offerings and a changing competitive landscape.

Cost of Services Rendered

We reported cost of services rendered of $197 million and $207 million for the three months ended March 31, 2023 and 2022, respectively. The following table provides a summary of the changes in cost of services rendered:

(In millions)
Three Months Ended March 31, 2022	$207
Impact of change in revenue	(7)
Contract claims costs	(4)
Three Months Ended March 31, 2023	$197

The impact of change in revenue is driven by the reduction in number of home service plans. The decrease in contract claims costs reflects a $6 million favorable adjustment related to the development of prior period claims, compared to a $9 million unfavorable adjustment in the first quarter of 2022. Additionally, first-quarter 2023 contract claims costs reflects a favorable weather impact of $6 million, offset, in part, by inflationary cost pressures, including higher contractor-related expenses and parts and equipment costs.

Selling and Administrative Expenses

We reported selling and administrative expenses of $125 million for each of the three months ended March 31, 2023 and 2022. The following tables provide a summary of the components of selling and administrative expenses:

	Three Months Ended
	March 31,
(In millions)	2023	2022
Sales and marketing costs	$59	$56
Customer service costs	26	28
General and administrative costs	40	41
Total	$125	$125

The following table provides a summary of the changes in selling and administrative expenses:

(In millions)
Three Months Ended March 31, 2022	$125
Sales and marketing costs	3
Customer service costs	(2)
Stock-based compensation expense	(1)
Three Months Ended March 31, 2023	$125

Sales and marketing costs increased due to our continued investment in marketing to drive sales growth in the home service plan direct-to-consumer channel. Customer service costs decreased primarily due to lower labor costs driven by a lower number of service requests.

Depreciation and Amortization Expense

Depreciation expense was $8 million and $6 million for the three months ended March 31, 2023 and 2022, respectively. Amortization expense was $1 million and $2 million for the three months ended March 31, 2023 and 2022, respectively. Depreciation expense increased primarily due to incremental capital expenditures. Amortization expense decreased due to certain intangible assets being fully amortized subsequent to March 31, 2022.

Restructuring Charges

We had restructuring charges of $1 million and less than $1 million during the three months ended March 31, 2023 and 2022, respectively. For the three months ended March 31, 2023, these charges primarily include severance costs.

Interest Expense

Interest expense was $10 million and $7 million for the three months ended March 31, 2023 and 2022, respectively, with the increase driven by higher interest rates on our variable rate debt.

Interest and Net Investment Income

Interest and net investment income was $3 million and less than $1 million for the three months ended March 31, 2023 and 2022, respectively, with the increase driven by higher interest rates on our cash and cash equivalent balances.

Provision for Income Taxes

The effective tax rate on our income was 25.2 percent and 51.1 percent for the three months ended March 31, 2023 and 2022, respectively. The decrease in our effective tax rate was primarily due to the impacts of share-based awards and state income taxes on limited pre-tax income in the prior year.

Net Income

Net income was $22 million and $2 million for the three months ended March 31, 2023 and 2022, respectively. The increase was primarily driven by the operating results discussed above.

Adjusted EBITDA

Adjusted EBITDA was $54 million and $25 million for the three months ended March 31, 2023 and 2022, respectively. The following table provides a summary of the changes in our Adjusted EBITDA:

(In millions)
Three Months Ended March 31, 2022	$25
Impact of change in revenue	22
Contract claims costs	4
Sales and marketing costs	(3)
Customer service costs	2
Interest and net investment income	3
Three Months Ended March 31, 2023	$54

The decrease in contract claims costs reflects a $6 million favorable adjustment related to the development of prior period claims, compared to a $9 million unfavorable adjustment in the first quarter of 2022. Additionally, first-quarter 2023 contract claims costs reflects a favorable weather impact of $6 million, offset, in part, by inflationary cost pressures, including higher contractor-related expenses and parts and equipment costs.

Sales and marketing costs increased due to our continued investment in marketing to drive sales growth in the home service plan direct-to-consumer channel. Customer service costs decreased primarily due to lower labor costs driven by a lower number of service requests. The increase in interest and net investment income was driven by higher interest rates on our cash and cash equivalent balances.

A reconciliation of Net Income to Adjusted EBITDA is as follows:

	Three Months Ended
	March 31,
(In millions)	2023	2022
Net Income	$22	$2
Depreciation and amortization expense	9	8
Restructuring charges(1)	1	—
Provision for income taxes	7	2
Non-cash stock-based compensation expense(2)	5	6
Interest expense	10	7
Adjusted EBITDA	$54	$25

_________________________________

(1)We exclude restructuring charges from Adjusted EBITDA because we believe it does not reflect our ongoing operations and because we believe doing so is useful to investors in aiding period-to-period comparability.

(2)We exclude non-cash stock-based compensation expense from Adjusted EBITDA primarily because it is a non-cash expense and because it is not used by management to assess ongoing operational performance. We believe excluding this expense from Adjusted EBITDA is useful to investors in aiding period-to-period comparability.

Liquidity and Capital Resources

Liquidity

A substantial portion of our liquidity needs are due to debt service requirements on our indebtedness. The Credit Agreement contains covenants that limit or restrict our ability, including the ability of certain of our subsidiaries, to incur additional indebtedness, repurchase debt, incur liens, sell assets, make certain payments (including dividends) and enter into transactions with affiliates. As of March 31, 2023, we were in compliance with the covenants under the Credit Agreement. Based on current conditions, we do not believe the ongoing inflationary cost pressures, global supply chain challenges and the persistence of the COVID-19 pandemic will affect our ongoing ability to meet our debt covenants.

Cash and cash equivalents totaled $337 million and $292 million as of March 31, 2023 and December 31, 2022, respectively. Our cash and cash equivalents include balances associated with regulatory requirements in our business. See “—Limitations on Distributions and Dividends by Subsidiaries.” As of March 31, 2023 and December 31, 2022, the total net assets subject to these third-party restrictions were $150 million and $145 million, respectively. As of March 31, 2023, there was $2 million of letters of credit outstanding under our $250 million Revolving Credit Facility, and the available borrowing capacity under the Revolving Credit Facility was $248 million. The letters of credit are posted in lieu of cash to satisfy regulatory requirements in certain states in which we operate. We currently believe that cash generated from operations, our cash on hand and available borrowing capacity under the Revolving Credit Facility as of March 31, 2023 will provide us with sufficient liquidity to meet our obligations in the short- and long-term.

In March 2023, in connection with the planned phase-out of LIBOR, we amended our Credit Facilities to replace LIBOR with SOFR as the benchmark rate under the Credit Agreement. This change was effective in March 2023 for Term Loan A and the Revolving Credit Facility and will be effective in June 2023 for Term Loan B.

We closely monitor the performance of our investment portfolio, primarily cash deposits. From time to time, we review the statutory reserve requirements to which our regulated entities are subject and any changes to such requirements. These reviews may result in identifying current reserve levels above or below minimum statutory reserve requirements, in which case we may adjust our reserves. The reviews may also identify opportunities to satisfy certain regulatory reserve requirements through alternate financial vehicles.

We have a diversified investment strategy for our cash investments, and look for opportunities to improve their performance, by diversifying these financial instruments among various counterparties, with priority given for the major financial institutions that serve as lenders under the Credit Agreement. Generally, our cash deposits may be redeemed on demand and are maintained with major financial institutions with solid credit ratings, although in substantially all of our accounts, our holdings exceed insured limits.

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

On September 7, 2021, we announced a three-year repurchase authorization of up to $400 million of outstanding shares of our common stock. We expect to fund the share repurchases from net cash provided from operating activities. As of March 31, 2023, we have purchased a total of 4,478,194 outstanding shares at an aggregate cost of $162 million under this program, which is included in treasury stock on the condensed consolidated statements of financial position, and we had $238 million remaining available for future repurchases under the program. Purchases under the repurchase program may be made from time to time by the company in the open market at prevailing market prices (including through a Rule 10b5-1 Plan), in privately negotiated transactions, or through any combination of these methods, through September 3, 2024. The actual timing, number, manner and value of any shares repurchased will depend on several factors, including the market price of the company’s stock, general market and economic conditions, the company’s liquidity requirements, applicable legal requirements and other business considerations. The repurchase program does not obligate us to acquire any number of shares in any specific period or at all and may be suspended or discontinued at any time at our discretion.

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

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows included in Part I, Item 1 of this Quarterly Report on Form 10-Q are summarized in the following table:

	Three Months Ended
	March 31,
(In millions)	2023	2022
Net cash provided from (used for):
Operating activities	$60	$47
Investing activities	(8)	(8)
Financing activities	(7)	(47)
Cash increase (decrease) during the period	$45	$(8)

Operating Activities

Net cash provided from operating activities was $60 million and $47 million for the three months ended March 31, 2023 and 2022, respectively.

Net cash provided from operating activities for the three months ended March 31, 2023 comprised $34 million in earnings adjusted for non-cash charges and $26 million in cash provided from working capital. Cash provided from working capital was primarily driven by seasonality.

Net cash provided from operating activities for the three months ended March 31, 2022 comprised $14 million in earnings adjusted for non-cash charges and $33 million in cash provided from working capital. Cash provided from working capital was primarily driven by seasonality.

Investing Activities

Net cash used for investing activities was $8 million for each of the three months ended March 31, 2023 and 2022.

Capital expenditures were $8 million and $9 million for the three months ended March 31, 2023 and 2022, respectively, and included recurring capital needs and technology projects. We expect capital expenditures for the full year 2023 relating to recurring capital needs and the continuation of investments in information systems and productivity enhancing technology to be approximately $35 million to $45 million. We have no additional material capital commitments at this time.

Financing Activities

Net cash used for financing activities was $7 million and $47 million for the three months ended March 31, 2023 and 2022, respectively.

For the three months ended March 31, 2023, we made scheduled principal payment of debt of $4 million.

For the three months ended March 31, 2022, we made scheduled principal payments of debt and finance lease obligations of $4 million and purchased outstanding shares at an aggregate cost of $40 million.

Free Cash Flow

The following table reconciles net cash provided from operating activities, which we consider to be the most directly comparable U.S. GAAP measure, to Free Cash Flow using data derived from the condensed consolidated statements of cash flows in Part 1, Item 1 of this Quarterly Report on Form 10-Q:

	Three Months Ended
	March 31,
(In millions)	2023	2022
Net cash provided from operating activities	$60	$47
Property additions	(8)	(9)
Free Cash Flow	$52	$39

Contractual Obligations

Our 2022 Form 10-K includes disclosures of our contractual obligations and commitments as of December 31, 2022. We continue to make the contractually required payments associated with these commitments. There are no significant additions to our obligations and commitments since those reported in the 2022 Form 10-K.

Financial Position

A summary of the significant changes in our financial position from December 31, 2022 to March 31, 2023 is as follows:

•Home service plan claims decreased during the three months ended March 31, 2023, reflecting both the faster payment of claims and a lower number of service requests per customer as compared to the prior quarter.

•Deferred revenue increased during the three months ended March 31, 2023, reflecting a net contract liability related to the recognition of monthly pay customer revenue on an other-than-straight-line basis to match the timing of cost recognition, offset, in part, by a decline in the number of first-year real estate home service plans.

•Total shareholders’ equity was $83 million as of March 31, 2023 compared to $61 million as of December 31, 2022. The increase was primarily driven by net income. See the condensed consolidated statements of changes in equity (deficit) included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt and by utilizing an interest rate swap. There have been no material changes to the market risk associated with debt obligations and other significant instruments from the risks described in Part II, Item 7A in our 2022 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated (pursuant to Rule 13a-15(b) of the Exchange Act) the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of March 31, 2023. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f)) during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information required with respect to this Part II, Item 1 can be found under Note 7 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

For information regarding factors that could affect our business, financial condition or results of operations, see the risk factors discussed in Part I, Item 1A. “Risk Factors” in our 2022 Form 10-K. There have been no material changes to the risk factors disclosed in our 2022 Form 10-K during the three months ended March 31, 2023. The risks described in our 2022 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial could also materially and adversely affect our business, financial condition or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On September 7, 2021, we announced a three-year repurchase authorization of up to $400 million of outstanding shares of our common stock over the three-year period from September 3, 2021 through September 3, 2024. We did not repurchase any shares during the three months ended March 31, 2023. As of March 31, 2023, we have repurchased a total of 4,478,194 outstanding shares at an aggregate cost of $162 million and had $238 million remaining available for future repurchases under this program. See Liquidity and Capital Resources – Liquidity in Part I, Item 2 of this Quarterly Report on Form 10-Q for more information.

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
10.1#^

Form of Employee Stock Option Agreement under the Frontdoor, Inc. 2018 Omnibus Incentive Plan (the “Omnibus Plan”) (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to Frontdoor’s Registration Statement on Form 10 filed on August 30, 2018).

10.7^

Employee Matters Agreement, dated as of September 28, 2018, by and between Terminix Global Holdings, Inc. (formerly ServiceMaster Global Holdings, Inc.) and Frontdoor, Inc. (incorporated by reference to Exhibit 10.3 to Frontdoor’s Current Report on Form 8-K filed on October 1, 2018).

10.9^	Amendment and Amended and Restated Credit Agreement, (incorporated by reference to Exhibit 10.1 to Frontdoor’s Current Report on Form 8-K filed on June 21, 2021).
10.10*	Amendment No. 1, dated March 8, 2023, to Amended and Restated Credit Agreement
10.11#^

Offer Letter dated July 5, 2018, from Frontdoor, Inc. to Jeffrey Fiarman (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to Frontdoor’s Registration Statement on Form 10 filed on August 30, 2018).

10.13#^	Frontdoor, Inc. 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to Frontdoor’s Registration Statement on Form 10 filed on August 30, 2018).
10.14#^

Form of Restricted Stock Unit Grant Notice under the Frontdoor, Inc. 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Frontdoor’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).

10.15#^

Form of Stock Option Grant Notice under the Frontdoor, Inc. 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to Frontdoor’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).

10.16#^

Form of Performance Share Grant Notice under the Frontdoor, Inc. 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to Frontdoor’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).

10.17#^	Frontdoor, Inc. 2019 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to Frontdoor’s Current Report on Form 8-K filed on May 2, 2019).
10.18#^

Form of Non-Qualified Stock Option Agreement under the Frontdoor, Inc. Omnibus Plan, effective March 2021 (incorporated by reference to Exhibit 10.1 to Frontdoor’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021).

10.19#^

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

* Filed herewith.

^ Included herein solely to correct an incorrect hyperlink in the Exhibit Index to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

FRONTDOOR, INC.

Date: May 4, 2023	By:	/s/ Jessica P. Ross
		Name:	Jessica P. Ross
		Title:	Senior Vice President and Chief Financial Officer (principal financial officer)