Form 10-Q
period 2023-06-30
Frontdoor, Inc.
filed 2023-08-02
CIK 1727263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________________________________________

FORM 10-Q

________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

Yes ☐ No ☒

As of July 28, 2023, there were 80,337,939 shares outstanding of the registrant’s common stock, par value $0.01 per share.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Frontdoor, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(In millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenue	$523	$487	$890	$838
Cost of services rendered	253	276	449	483
Gross Profit	270	211	440	355
Selling and administrative expenses	162	140	287	266
Depreciation and amortization expense	9	8	18	17
Restructuring charges	—	12	1	12
Interest expense	10	7	20	14
Interest and net investment income	(4)	—	(8)	—
Income before Income Taxes	93	43	122	46
Provision for income taxes	23	10	30	12
Net Income	$70	$33	$91	$35

Other Comprehensive Income, Net of Income Taxes:
Unrealized gain on derivative instruments, net of income taxes	3	4	1	17
Total Other Comprehensive Income, Net of Income Taxes	3	4	1	17
Comprehensive Income	$73	$37	$93	$52

Earnings per Share:
Basic	$0.86	$0.40	$1.12	$0.42
Diluted	$0.85	$0.40	$1.12	$0.42

Weighted-average Common Shares Outstanding:
Basic	81.4	82.1	81.5	82.2
Diluted	81.8	82.2	81.8	82.4

See the accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Frontdoor, Inc.

Condensed Consolidated Statements of Financial Position (Unaudited)

(In millions, except share data)

	As of
	June 30,	December 31,
	2023	2022
Assets:
Current Assets:
Cash and cash equivalents	$344	$292
Receivables, less allowance of $4 and $4, respectively	6	5
Prepaid expenses and other current assets	27	33
Contract asset	14	—
Total Current Assets	391	330
Other Assets:
Property and equipment, net	66	66
Goodwill	503	503
Intangible assets, net	145	148
Operating lease right-of-use assets	9	11
Deferred customer acquisition costs	14	16
Other assets	8	8
Total Assets	$1,136	$1,082
Liabilities and Shareholders' Equity:
Current Liabilities:
Accounts payable	$78	$80
Accrued liabilities:
Payroll and related expenses	20	22
Home service plan claims	108	103
Other	34	21
Deferred revenue	107	121
Current portion of long-term debt	17	17
Total Current Liabilities	365	364
Long-Term Debt	584	592
Other Long-Term Liabilities:
Deferred tax liabilities, net	31	39
Operating lease liabilities	16	18
Other long-term liabilities	8	8
Total Other Long-Term Liabilities	56	65
Commitments and Contingencies (Note 8)
Shareholders' Equity:
Common stock, $0.01 par value; 2,000,000,000 shares authorized; 86,437,468 shares issued and 80,793,358 shares outstanding as of June 30, 2023 and 86,079,773 shares issued and 81,517,243 shares outstanding as of December 31, 2022	1	1
Additional paid-in capital	101	90
Retained earnings	216	124
Accumulated other comprehensive income	9	8
Less treasury stock, at cost; 5,644,110 shares as of June 30, 2023 and 4,562,530 shares as of December 31, 2022	(196)	(162)
Total Shareholders' Equity	131	61
Total Liabilities and Shareholders' Equity	$1,136	$1,082

See the accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Frontdoor, Inc.

Condensed Consolidated Statement of Changes in Equity (Unaudited)

(In millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Common Stock:
Balance at beginning of period	$1	$1	$1	$1
Balance at end of period	1	1	1	1
Additional Paid-in Capital:
Balance at beginning of period	92	73	90	70
Stock-based compensation expense	8	6	13	12
Exercise of stock options	1	—	1	—
Issuance of common stock related to ESPP	—	1	—	1
Taxes paid related to net share settlement of equity awards	(1)	—	(4)	(3)
Balance at end of period	101	80	101	80
Retained Earnings:
Balance at beginning of period	146	55	124	53
Net income	70	33	91	35
Balance at end of period	216	88	216	88
Accumulated Other Comprehensive Income (Loss):
Balance at beginning of period	6	(5)	8	(18)
Other comprehensive income, net of tax	3	4	1	17
Balance at end of period	9	(1)	9	(1)
Treasury Stock:
Balance at beginning of period	(162)	(143)	(162)	(103)
Repurchase of common stock	(34)	(19)	(34)	(59)
Balance at end of period	(196)	(162)	(196)	(162)
Total Shareholders' Equity	$131	$6	$131	$6

See the accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Frontdoor, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Six Months Ended
	June 30,
	2023	2022
Cash and Cash Equivalents at Beginning of Period	$292	$262
Cash Flows from Operating Activities:
Net Income	91	35
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization expense	18	17
Deferred income tax benefit	(8)	(6)
Stock-based compensation expense	13	12
Restructuring charges	1	12
Payments for restructuring charges	(2)	(1)
Other	3	(1)
Changes in working capital:
Receivables	(1)	1
Prepaid expenses and other current assets	(9)	(13)
Accounts payable	(2)	30
Deferred revenue	(13)	(30)
Accrued liabilities	5	29
Current income taxes	15	9
Net Cash Provided from Operating Activities	112	94
Cash Flows from Investing Activities:
Purchases of property and equipment	(15)	(19)
Net Cash Used for Investing Activities	(15)	(19)
Cash Flows from Financing Activities:
Repayments of debt	(8)	(8)
Repurchase of common stock	(34)	(59)
Other financing activities	(2)	(2)
Net Cash Used for Financing Activities	(44)	(69)
Cash Increase During the Period	52	6
Cash and Cash Equivalents at End of Period	$344	$269

See the accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Frontdoor, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Description of Business

Frontdoor is the leading provider of home service plans in the United States, as measured by revenue, and operates primarily under the American Home Shield brand. Our customizable home service plans help customers protect and maintain their homes, typically their most valuable asset, from costly and unplanned breakdowns of essential home systems and appliances. Our home service plan customers usually subscribe to an annual service plan agreement that covers the repair or replacement of major components of more than 20 home systems and appliances, including electrical, plumbing, HVAC systems, water heaters, refrigerators, dishwashers and ranges/ovens/cooktops, as well as optional coverages for electronics, pools, spas and pumps. Frontdoor also provides a one-stop app for home repair and maintenance. Enabled by our Streem technology, the app empowers homeowners by connecting them in real time through video chat with pre-qualified experts to diagnose and solve their problems. Additionally, Frontdoor now offers home service plans under the Frontdoor brand. As of June 30, 2023, we had 2.1 million active home service plans across all brands in the United States.

f

Note 2. Significant Accounting Policies

Our significant accounting policies are described in Note 2 to the audited consolidated financial statements included in our 2022 Form 10-K. There have been no material changes to our significant accounting policies during the six months ended June 30, 2023.

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

We disaggregate revenue from contracts with customers into major customer acquisition channels. We determined that disaggregating revenue into these categories depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. Revenue by major customer acquisition channel is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2023	2022	2023	2022
Renewals	$398	$347	$677	$593
Real estate(1)	42	57	75	102
Direct-to-consumer(1)	58	66	103	112
Other	24	18	35	31
Total	$523	$487	$890	$838

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

Deferred Customer Acquisition Costs

We capitalize the incremental costs of obtaining a contract with a customer, primarily sales commissions, and recognize the related expense using the input method in proportion to the costs expected to be incurred in performing services under the contract, over the expected customer relationship period. Deferred customer acquisition costs were $14 million and $16 million as of June 30, 2023 and December 31, 2022, respectively. Amortization of deferred customer acquisition costs was $5 million and $6 million for the three months ended June 30, 2023 and 2022, respectively, and $8 million and $10 million for the six months ended June 30, 2023 and 2022, respectively. There were no impairment losses related to these capitalized costs during the three months ended June 30, 2023 and 2022.

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

Contract Assets and Liabilities

Contract assets arise when we recognize revenue for our home service plan contracts prior to a customer being invoiced. These timing differences are created when the recognition of revenue in proportion to the costs expected to be incurred in performing the services under the contract are accelerated as compared to the recognition of revenue on a straight-line basis over the contract period. Contract assets were $14 million as of June 30, 2023.

Our contract liabilities consist of deferred revenue which is recognized when cash payments are received in advance of the performance of services, including when the amounts are refundable. Amounts are recognized as revenue in proportion to the costs expected to be incurred in performing services under our contracts.

A summary of the changes in deferred revenue for the six months ended June 30, 2023 is as follows:

(In millions)
Balance at beginning of period	$121
Deferral of revenue	116
Recognition of deferred revenue	(130)
Balance at end of period	$107

There was approximately $47 million and $94 million of revenue recognized during the three and six months ended June 30, 2023, respectively, that was included in the deferred revenue balance as of December 31, 2022.

Note 4. Intangible Assets

The following table provides a summary of the components of our intangible assets:

	As of June 30, 2023			As of December 31, 2022
		Accumulated			Accumulated
(In millions)	Gross	Amortization	Net	Gross	Amortization	Net
Trade names(1)	$141	$—	$141	$141	$—	$141
Customer relationships	173	(173)	—	173	(172)	—
Developed technology	19	(15)	4	19	(13)	5
Other	32	(32)	1	32	(31)	1
Total	$365	$(219)	$145	$365	$(217)	$148

_____________________________

(1)Not subject to amortization.

Amortization expense was $1 million and $2 million for the three months ended June 30, 2023 and 2022, respectively, and $2 million and $4 million for the six months ended June 30, 2023 and 2022, respectively. There were no impairment charges in these periods.

Note 5. Leases

We have operating leases primarily for our corporate offices, customer service centers and engineering and technology campuses. Our leases have remaining lease terms ranging from less than one year to 12 years, some of which include options to extend the leases for up to five years.

The weighted-average remaining lease term and weighted-average discount rate related to our operating leases are as follows:

	As of
	June 30,	December 31,
	2023	2022
Weighted-average remaining lease term (years)	9	9
Weighted-average discount rate	6.4%	6.3%

We recognized operating lease expense of $1 million for each of the three months ended June 30, 2023 and 2022 and $2 million for each of the six months ended June 30, 2023 and 2022. These expenses are included in selling and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive income.

Supplemental balance sheet information related to our operating lease liabilities is as follows:

	As of
	June 30,	December 31,
(In millions)	2023	2022
Other accrued liabilities	$3	$3
Operating lease liabilities	16	18
Total operating lease liabilities	$20	$21

Supplemental cash flow information related to our operating leases is as follows:

	Six Months Ended
	June 30,
(In millions)	2023	2022
Cash paid on operating lease liabilities	$2	$3

The following table presents the maturities of our operating lease liabilities as of June 30, 2023:

(In millions)
2023 (remainder)(1)	$2
2024(1)	2
2025(1)	2
2026(1)	2
2027	3
2028	2
Thereafter	10
Total future minimum lease payments(1)	22
Less imputed interest	(6)
Total operating lease liabilities(1)	$16

_____________________________

(1)Amount is presented net of future sublease income totaling $3 million, which relates to the remainder of the year ending December 31, 2023 and the years ending December 31, 2024 through December 31, 2026.

Sublease of Prior Corporate Headquarters

On August 10, 2022, we subleased our prior corporate headquarters facility in Memphis, Tennessee. As a result of us exiting the facility on June 27, 2022, we incurred a non-cash impairment charge of $11 million for the three and six months ended June 30, 2022.

Note 6. Income Taxes

We are subject to taxation in the United States, various states and foreign jurisdictions. Substantially all of our income before income taxes for the three months ended June 30, 2023 and 2022 was generated in the United States.

We compute interim period income taxes by applying an anticipated annual effective tax rate to our year-to-date income or loss from operations before income taxes, except for significant unusual or infrequently occurring items. As a result, our estimated tax rate is adjusted each quarter. The effective tax rate on income before income taxes was 24.8 percent and 23.2 percent for the three months ended June 30, 2023 and 2022, respectively, and 24.9 percent and 25.1 percent for the six months ended June 30, 2023 and 2022, respectively. The increase in the effective tax rate for the three months ended June 30, 2023 compared to 2022 was primarily due to the impacts of share-based awards and a decrease in income tax credits, partially offset by state income taxes.

Note 7. Restructuring Charges

We incurred restructuring charges of less than $1 million (less than $1 million, net of tax) and $12 million ($9 million, net of tax) for the three months ended June 30, 2023 and 2022, respectively, and $1 million ($1 million, net of tax) and $12 million ($9 million, net of tax) for the six months ended June 30, 2023 and 2022, respectively.

For the three and six months ended June 30, 2023, restructuring charges primarily include severance costs.

For the three and six months ended June 30, 2022, restructuring charges primarily comprised an $11 million impairment charge related to our prior corporate headquarters facility operating lease right-of-use asset and leasehold improvements and $1 million of severance and other costs. The impairment was the result of vacating the facility with the intent to sublease.

The pre-tax charges discussed above are reported in “Restructuring charges” in the accompanying consolidated statements of operations and comprehensive income.

As of December 31, 2022, there were $2 million of restructuring charges accrued, of which $1 million were paid or otherwise settled during the six months ended June 30, 2023. As of June 30, 2023, there were $1 million in accrued restructuring charges in the accompanying condensed consolidated statements of financial position.

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

Note 9. Stock-Based Compensation

We recognized stock-based compensation expense of $8 million ($7 million, net of tax) and $6 million ($4 million, net of tax) for the three months ended June 30, 2023 and 2022, respectively, and $13 million ($11 million, net of tax) and $12 million ($10 million, net of tax) for the six months ended June 30, 2023 and 2022, respectively. These costs are included in selling and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive income.

A summary of awards granted under the Omnibus Plan during the six months ended June 30, 2023 is as follows:

		Weighted-	Weighted-	Weighted-
	Number of	Average	Average	Average
	Awards	Exercise	Grant Date	Vesting
	Granted	Price	Fair Value	Period
Stock options	661,231	26.67	12.49	4.0
Performance options(1)	652,004	26.42	10.40	4.0
Restricted stock units	916,422		26.58	3.0

_____________________________

(1)The information related to performance options above assumes 100% of the performance target is met. The performance options contain a market condition that is based on a per share price target for our common stock, and the ultimate number of performance options that may be earned depends on the achievement of this market condition.

As of June 30, 2023, there was $49 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options, performance options, restricted stock units (“RSUs”), performance shares and restricted stock awards (“RSAs”). These remaining costs are expected to be recognized over a weighted-average period of 2.95 years.

Note 10. Long-Term Debt

A summary of our debt is as follows:

	As of
	June 30,	December 31,
(In millions)	2023	2022
Term Loan A maturing in 2026(1)	$233	$239
Term Loan B maturing in 2028(2)	368	370
Revolving Credit Facility maturing in 2026	—	—
Total debt	601	609
Less current portion	(17)	(17)
Total long-term debt	$584	$592

_______________________________

(1)Term Loan A is presented net of unamortized debt issuance costs of $1 million and $2 million as of June 30, 2023 and December 31, 2022, respectively.

(2)Term Loan B is presented net of unamortized debt issuance costs of $3 million and unamortized discount of $1 million as of June 30, 2023 and December 31, 2022.

In March 2023, in connection with the planned phase-out of LIBOR, we amended our Credit Facilities to replace LIBOR with SOFR as the benchmark rate under the Credit Agreement. This change was effective in March 2023 for the Term Loan A and the Revolving Credit Facility and in June 2023 for the Term Loan B.

As of June 30, 2023, we had $2 million of letters of credit outstanding under our $250 million Revolving Credit Facility, and the available borrowing capacity under the Revolving Credit Facility was $248 million. As of June 30, 2023, we were in compliance with the covenants under the Credit Agreement.

Scheduled Debt Payments

The following table presents future scheduled debt payments as of June 30, 2023:

(In millions)
2023 (remainder)	$8
2024	17
2025	17
2026	205
2027	4
2028	355
Total future scheduled debt payments	606
Less unamortized debt issuance costs	(4)
Less unamortized discount	(1)
Total debt	$601

Note 11. Supplemental Cash Flow Information

Supplemental information relating to our accompanying condensed consolidated statements of cash flows is as follows:

	Six Months Ended
	June 30,
(In millions)	2023	2022
Cash paid for (received from):
Interest expense	$19	$13
Interest income	(8)	—
Income tax payments, net of refunds	23	9

Note 12. Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and the unrealized gains (losses) on our derivative instrument. We disclose comprehensive income (loss) in the accompanying condensed consolidated statements of operations and comprehensive income and condensed consolidated statements of changes in equity.

A summary of the changes in AOCI is as follows:

Balance at beginning of period	$8
Other comprehensive income before reclassifications:
Pre-tax amount	5
Impact of income taxes	1
After-tax amount	4
Amounts reclassified from AOCI (1)	(2)
Total other comprehensive income	1
Balance at end of period	$9

___________________________________

(1)Amounts are net of income taxes. See the table below on reclassifications out of AOCI for additional information.

A summary of reclassifications out of AOCI is as follows:

	Six Months Ended
	June 30,
(In millions)	2023	2022
Gain (loss) on interest rate swap contract(1)	$3	$(5)
Impact of income taxes (2)	(1)	1
Total reclassifications during the period	$2	$(4)

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

The effective portion of the gain or loss on our interest rate swap contract is recorded in AOCI. These amounts are reclassified into earnings in the same period or periods during which the hedged forecasted debt interest settlement affects earnings. See Note 12 to the accompanying condensed consolidated financial statements for the effective portion of the gain or loss on derivative instruments recorded in AOCI and for the amounts reclassified out of AOCI and into earnings during the periods presented. As the underlying forecasted transactions occur during the next 12 months, we estimate the unrealized hedging gain in AOCI expected to be recognized in earnings is $6 million, net of tax, as of June 30, 2023. The amounts ultimately reclassified into earnings during the next 12 months will be determined based on the actual interest rates in effect at the time the positions are settled, and as a result, they could differ materially from our estimate noted above.

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

The period-end carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate their fair values due to the short-term maturities of these financial instruments. As of June 30, 2023 and December 31, 2022, the carrying amounts of our total debt were $601 million and $609 million, respectively, and the estimated fair values were $598 million and $613 million, respectively. The fair value of our debt was estimated based on available market prices for the same or similar instruments that are considered significant other observable inputs (Level 2) within the fair value hierarchy and was based on information available to us as of the respective period end dates.

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

We did not change our valuation techniques for measuring the fair value of any financial assets and liabilities during the six months ended June 30, 2023. Transfers between hierarchy levels, if any, are recognized at the end of the reporting period. There were no transfers between hierarchy levels during the six months ended June 30, 2023.

Our interest rate swap contract is currently our only financial instrument remeasured at fair value on a recurring basis. A summary of the carrying value and fair value of this financial instrument are as follows:

		Estimated Fair Value Measurements
		Quoted	Significant
		Prices	Other	Significant
		in Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
(In millions)	Value	(Level 1)	(Level 2)	(Level 3)
As of June 30, 2023:
Prepaid expenses and other current assets	$8	$—	$8	$—
Other assets	4	—	4	—
Total assets	$12	$—	$12	$—

As of December 31, 2022:
Prepaid expenses and other current assets	$6	$—	$6	$—
Other assets	4	—	4	—
Total assets	$10	$—	$10	$—

Note 15. Share Repurchase Program

On September 7, 2021, we announced a three-year repurchase authorization of up to $400 million of outstanding shares of our common stock over the three-year period from September 3, 2021 through September 3, 2024. As of June 30, 2023, we have repurchased a total of 5,552,053 outstanding shares at an aggregate cost of $195 million, which is included in treasury stock on the accompanying condensed consolidated statements of financial position, and had $205 million remaining available for future repurchases under this program.

A summary of repurchases of outstanding shares is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share data)	2023	2022	2023	2022
Number of shares purchased	1.1	0.8	1.1	1.9
Average price paid per share(1)	$31.43	$22.16	$31.43	$30.51
Cost of shares purchased	$34	$19	$34	$59

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

A summary of the calculations of our basic and diluted earnings per share is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share data)	2023	2022	2023	2022
Net Income	$70	$33	$91	$35
Weighted-average common shares outstanding:	81.4	82.1	81.5	82.2
Effect of dilutive securities:
RSUs(1)	0.3	—	0.3	—
Stock options(2)	—	0.1	—	0.2
Weighted-average common shares outstanding - assuming dilution:	81.8	82.2	81.8	82.4
Basic earnings per share	$0.86	$0.40	$1.12	$0.42
Diluted earnings per share	$0.85	$0.40	$1.12	$0.42

___________________________________

(1)RSUs of 74,736 shares and 1,009,556 shares for the three months ended June 30, 2023 and 2022, respectively, and 719,660 shares and 866,384 shares for the six months ended June 30, 2023 and 2022, respectively, were not included in the diluted earnings per share calculation because their effect would have been anti-dilutive.

(2)Stock options to purchase 1,489,773 shares and 1,630,293 shares for the three months ended June 30, 2023 and 2022, respectively, and 1,332,990 shares and 1,416,344 shares for the six months ended June 30, 2023 and 2022, respectively, were not included in the diluted earnings per share calculation because their effect would have been anti-dilutive. Performance options to purchase 785,119 shares and 89,836 shares for the three months ended June 30, 2023 and 2022, respectively, and 523,312 shares and 45,166 shares for the six months ended June 30, 2023 and 2022, respectively, were not included in the diluted earnings per share calculation because their effect would have been anti-dilutive.

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

SUMMARY OF MATERIAL RISKS

Factors, risks, trends and uncertainties that make an investment in us speculative or risky and that could cause actual results or events to differ materially from those anticipated in our forward-looking statements include the matters described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report as well as Item 1A. Risk Factors in our 2022 Form 10-K filed with the SEC, in addition to the following other factors, risks, trends and uncertainties:

•changes in macroeconomic conditions, including inflation, global supply chain challenges and instability in the banking system as a result of several recent regional bank failures, especially as they may affect existing home sales, interest rates, consumer confidence or labor availability;

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

Overview

Frontdoor is the leading provider of home service plans in the United States, as measured by revenue, and operates primarily under the American Home Shield brand. Our customizable home service plans help customers protect and maintain their homes, typically their most valuable asset, from costly and unplanned breakdowns of essential home systems and appliances. Our home service plan customers usually subscribe to an annual service plan agreement that covers the repair or replacement of major components of more than 20 home systems and appliances, including electrical, plumbing, HVAC systems, water heaters, refrigerators, dishwashers and ranges/ovens/cooktops, as well as optional coverages for electronics, pools, spas and pumps. Frontdoor also provides a one-stop app for home repair and maintenance. Enabled by our Streem technology, the app empowers homeowners by connecting them in real time through video chat with pre-qualified experts to diagnose and solve their problems. Additionally, Frontdoor now offers home service plans under the Frontdoor brand. As of June 30, 2023, we had 2.1 million active home service plans across all brands in the United States.

For the three months ended June 30, 2023 and 2022, we generated revenue, net income and Adjusted EBITDA of $523 million, $70 million and $121 million, respectively, and $487 million, $33 million and $77 million, respectively. For the six months ended June 30, 2023 and 2022, we generated revenue, net income and Adjusted EBITDA of $890 million, $91 million and $174 million, respectively, and $838 million, $35 million and $102 million, respectively. For a reconciliation of Adjusted EBITDA to net income, see “—Results of Operations—Adjusted EBITDA.”

For the six months ended June 30, 2023, our total operating revenue included 76 percent of revenue derived from existing customer renewals, while eight percent and 12 percent were derived from new home service plan sales made in conjunction with existing home real estate transactions and direct-to-consumer sales, respectively, and four percent was derived from other revenue channels. For the six months ended June 30, 2022, our total operating revenue included 71 percent of revenue derived from existing customer renewals, while 12 percent and 13 percent were derived from new home service plan sales made in conjunction with existing home real estate transactions and direct-to-consumer sales, respectively, and three percent was derived from other revenue channels.

Key Factors and Trends Affecting Our Results of Operations

Macroeconomic Conditions

Evolving macroeconomic conditions, including inflation, global supply chain challenges and instability in the banking system as a result of several recent regional bank failures, especially as they may affect existing home sales, interest rates, consumer confidence, consumer sentiment or labor availability, may reduce demand for our services, increase our costs and adversely impact our business. While these macroeconomic conditions generally impact the United States as a whole, we believe our nationwide presence limits the impact on us of unfavorable economic conditions in any particular region of the United States.

During the six months ended June 30, 2023, our financial condition and results of operations continued to be adversely impacted by the following:

•The challenging home seller’s market, driven, in part, by a decline in the number of home resale transactions combined with extremely low home inventory levels and rising interest rates, continued to constrain demand for home service plans in the first-year real estate channel.

•Consumer sentiment remains pressured as higher inflation eroded real personal income. We believe this environment, combined with our higher prices for a home service plan, impacted our ability to add customers, especially in the direct-to-consumer channel.

•Our contractors continued to be impacted by inflation, including higher labor, parts and equipment costs and labor availability challenges. We continue to take actions to mitigate these impacts, including increasing the percent of service requests completed by lower-cost preferred contractors, increasing the share of parts and equipment our contractors source through us at lower costs and accelerating contractor recruitment efforts.

•Industry-wide parts and equipment availability has returned to pre-pandemic levels; however, inflation levels for the period remained high.

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

Effect of Weather Conditions

The demand for our services, and our results of operations, are affected by weather conditions. Extreme temperatures, typically in the winter and summer months, can lead to an increase in service requests related to home systems, particularly HVAC systems, resulting in higher costs and lower profitability, while mild temperatures in the winter or summer months can lead to lower home systems claim frequency, resulting in lower costs and higher profitability. For example, favorable weather trends in the first six months of 2023 as compared to the first six months of 2022 resulted in a lower number of service requests per customer, which favorably impacted contract claims costs.

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

Non-GAAP Financial Measures

To supplement our results presented in accordance with U.S. GAAP, we have disclosed non-GAAP financial measures that exclude or adjust certain items. We present within this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section the non-GAAP financial measures of Adjusted EBITDA and Free Cash Flow. See “—Results of Operations—Adjusted EBITDA” for a reconciliation of net income to Adjusted EBITDA and “—Liquidity and Capital Resources—Free Cash Flow” for a reconciliation of net cash provided from operating activities to Free Cash Flow, as well as “Key Business Metrics” for further discussion of Adjusted EBITDA and Free Cash Flow. Management uses Adjusted EBITDA and Adjusted EBITDA margin to facilitate operating performance comparisons from period to period. We believe these non-GAAP financial measures provide investors, analysts and other interested parties useful information to evaluate our business performance as they facilitate company-to-company operating performance comparisons. Management believes Free Cash Flow is useful as a supplemental measure of our liquidity. Management uses Free Cash Flow to facilitate company-to-company cash flow comparisons, which may vary from company to company for reasons unrelated to operating performance. While we believe these non-GAAP financial measures are useful in evaluating our business, they should be considered as supplemental in nature and are not meant to be considered in isolation or as a substitute for the related financial information prepared in accordance with U.S. GAAP. In addition, these non-GAAP financial measures may not be the same as similarly entitled measures reported by other companies, limiting their usefulness as comparative measures.

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

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 Form 10-K. There have been no material changes to our critical accounting policies for the six months ended June 30, 2023.

Results of Operations

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

				% of Revenue
	Three Months Ended		Increase	Three Months Ended
	June 30,		(Decrease)	June 30,
(In millions)	2023	2022	%	2023	2022
Revenue	$523	$487	7%	100%	100%
Cost of services rendered	253	276	(9)	48	57
Gross Profit	270	211	28	52	43
Selling and administrative expenses	162	140	16	31	29
Depreciation and amortization expense	9	8	10	2	2
Restructuring charges	—	12	(96)	—	2
Interest expense	10	7	38	2	1
Interest and net investment income	(4)	—	*	(1)	—
Income before Income Taxes	93	43	114	18	9
Provision for income taxes	23	10	129	4	2
Net Income	$70	$33	110%	13%	7%

_______________________________

* not meaningful

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

				% of Revenue
	Six Months Ended		Increase	Six Months Ended
	June 30,		(Decrease)	June 30,
(In millions)	2023	2022	%	2023	2022
Revenue	$890	$838	6%	100%	100%
Cost of services rendered	449	483	(7)	51	58
Gross Profit	440	355	24	49	42
Selling and administrative expenses	287	266	8	32	32
Depreciation and amortization expense	18	17	10	2	2
Restructuring charges	1	12	(89)	—	1
Interest expense	20	14	40	2	2
Interest and net investment income	(8)	—	*	(1)	—
Income before Income Taxes	122	46	162	14	6
Provision for income taxes	30	12	160	3	1
Net Income	$91	$35	163%	10%	4%

_______________________________

* not meaningful

Revenue

We reported revenue of $523 million and $487 million for the three months ended June 30, 2023 and 2022, respectively, and $890 million and $838 million for the six months ended June 30, 2023 and 2022, respectively. The following tables provide a summary of our revenue by major customer acquisition channel:

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

	Three Months Ended
	June 30,		Increase (Decrease)
(In millions)	2023	2022	$	%
Renewals	$398	$347	$51	15%
Real estate(1)	42	57	(14)	(25)
Direct-to-consumer(1)	58	66	(7)	(11)
Other	24	18	6	32
Total	$523	$487	$36	7%

________________________________

(1)First-year revenue only.

Revenue increased seven percent for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The increase in renewal revenue primarily reflects improved price realization. The decrease in real estate revenue primarily reflects a decline in the number of first-year real estate home service plans driven by a continuation of the challenging home seller’s market. The decrease in direct-to-consumer revenue primarily reflects a decline in the number of first-year direct-to-consumer home service plans which we believe resulted from a change in consumer sentiment as a result of macroeconomic factors and higher consumer price sensitivity. The increase in other revenue was primarily driven by growth in on-demand home services.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

	Six Months Ended
	June 30,		Increase (Decrease)
(In millions)	2023	2022	$	%
Renewals	$677	$593	$83	14%
Real estate(1)	75	102	(27)	(26)
Direct-to-consumer(1)	103	112	(9)	(8)
Other	35	31	4	14
Total	$890	$838	$51	6%

________________________________

(1)First-year revenue only.

Revenue increased six percent for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase in renewal revenue primarily reflects improved price realization. The decrease in real estate revenue primarily reflects a decline in the number of first-year real estate home service plans driven by a continuation of the challenging home seller’s market. The decrease in direct-to-consumer revenue primarily reflects a decline in the number of first-year direct-to-consumer home service plans which we believe resulted from a change in consumer sentiment as a result of macroeconomic factors and higher consumer price sensitivity. The increase in other revenue was primarily driven by growth in on-demand home services.

The following table provides a summary of the number of home service plans, growth in number of home service plans and customer retention rate:

	As of
	June 30,
(In millions)	2023	2022
Number of home service plans	2.07	2.17
Reduction in number of home service plans	(4)%	(3)%
Customer retention rate	76.3%	74.4%

The reduction in the number of home service plans as of June 30, 2023 was primarily impacted by a decline in the number of first-year real estate home service plans, which was driven by a continuation of the challenging home seller’s market, as well as a decline in the number of direct-to-consumer home service plans, which we believe resulted from a change in consumer sentiment as a result of macroeconomic factors and higher consumer price sensitivity.

Cost of Services Rendered

We reported cost of services rendered of $253 million and $276 million for the three months ended June 30, 2023 and 2022, respectively, and $449 million and $483 million for the six months ended June 30, 2023 and 2022, respectively. The following tables provide a summary of the changes in cost of services rendered:

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

(In millions)
Three Months Ended June 30, 2022	$276
Impact of change in revenue	(7)
Contract claims costs	(18)
Other	1
Three Months Ended June 30, 2023	$253

The impact of change in revenue is driven by the reduction in number of home service plans. The decrease in contract claims costs reflects a favorable weather impact of $17 million as cooler than normal weather drove a lower number of service requests per customer. Additionally, contract claims costs reflects a $4 million favorable adjustment related to the development of prior period claims, compared to a $7 million unfavorable adjustment in the second quarter of 2022, and continued process improvement initiatives. These favorable items were offset, in part, by inflationary cost pressures, including higher contractor-related expenses and parts and equipment costs.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

(In millions)
Six Months Ended June 30, 2022	$483
Impact of change in revenue	(13)
Contract claims costs	(22)
Other	1
Six Months Ended June 30, 2023	$449

The impact of change in revenue is driven by the reduction in number of home service plans. The decrease in contract claims costs reflects a favorable weather impact of $23 million as mild weather drove a lower number of service requests per customer. Additionally, contract claims costs reflects a $9 million favorable adjustment related to the development of prior period claims, compared to a $12 million unfavorable adjustment in the first six months of 2022, and continued process improvement initiatives. These favorable items were offset, in part, by inflationary cost pressures, including higher contractor-related expenses and parts and equipment costs.

Selling and Administrative Expenses

We reported selling and administrative expenses of $162 million and $140 million for the three months ended June 30, 2023 and 2022, respectively, and $287 million and $266 million for the six months ended June 30, 2023 ad 2022, respectively. The following tables provide a summary of the components of selling and administrative expenses:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2023	2022	2023	2022
Sales and marketing costs	$88	$72	$147	$128
Customer service costs	27	30	53	58
General and administrative costs	47	38	86	80
Total	$162	$140	$287	$266

The following tables provide a summary of the changes in selling and administrative expenses:

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

(In millions)
Three Months Ended June 30, 2022	$140
Sales and marketing costs	16
Customer service costs	(3)
Stock-based compensation expense	2
General and administrative costs	6
Three Months Ended June 30, 2023	$162

Sales and marketing costs increased due to our investment in marketing associated with the launch of the Frontdoor brand. Customer service costs decreased primarily due to lower labor costs driven by a lower number of service requests. General and administrative costs increased primarily due to investments in technology and increased personnel costs and professional fees.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

(In millions)
Six Months Ended June 30, 2022	$266
Sales and marketing costs	19
Customer service costs	(5)
Stock-based compensation expense	1
General and administrative costs	6
Six Months Ended June 30, 2023	$287

Sales and marketing costs increased due to our investment in marketing associated with the launch of the Frontdoor brand. Customer service costs decreased primarily due to lower labor costs driven by a lower number of service requests. General and administrative costs increased primarily due to investments in technology and increased personnel costs and professional fees.

Depreciation and Amortization Expense

Depreciation expense was $8 million and $7 million for the three months ended June 30, 2023 and 2022, respectively, and $16 million and $13 million for the six months ended June 30, 2023 and 2022, respectively. Amortization expense was $1 million and $2 million for the three months ended June 30, 2023 and 2022, respectively, and $2 million and $4 million for the six months ended June 30, 2023 and 2022, respectively. The increase in depreciation expense was primarily due to incremental capital expenditures. The decrease in amortization expense was primarily driven by the impairment to the Streem reporting unit in the third quarter of 2022.

Restructuring Charges

We had restructuring charges of less than $1 million and $12 million for the three months ended June 30, 2023 and 2022, respectively, and $1 million and $12 million for the six months ended June 30, 2023 and 2022, respectively.

For the three and six months ended June 30, 2023, these charges primarily include severance costs.

For the three and six months ended June 30, 2022, restructuring charges primarily comprised an $11 million impairment charge related to our prior corporate headquarters facility operating lease right-of-use asset and leasehold improvements and $1 million of severance and other costs. The impairment was the result of vacating the facility with the intent to sublease.

Interest Expense

Interest expense was $10 million and $7 million for the three months ended June 30, 2023 and 2022, respectively, and $20 million and $14 million for the six months ended June 30, 2023 and 2022, respectively. The increase was driven by higher interest rates on our variable rate debt.

Interest and Net Investment Income

Interest and net investment income was $4 million and less than $1 million for the three months ended June 30, 2023 and 2022, respectively, and $8 million and less than $1 million for the six months ended June 30, 2023 and 2022, respectively. The increase driven was by higher interest rates on our cash and cash equivalent balances.

Provision for Income Taxes

The effective tax rate on income before income taxes was 24.8 percent and 23.2 percent for the three months ended June 30, 2023 and 2022, respectively, and 24.9 percent and 25.1 percent for the six months ended June 30, 2023 and 2022, respectively. The increase in the effective tax rate for the three months ended June 30, 2023 compared to 2022 was primarily due to the impacts of share-based awards and a decrease in income tax credits, partially offset by state income taxes.

Net Income

Net income was $70 million and $33 million for the three months ended June 30, 2023 and 2022, respectively, and $91 million and $35 million for the six months ended June 30, 2023 and 2022, respectively. The increase was primarily driven by the operating results discussed above.

Adjusted EBITDA

Adjusted EBITDA was $121 million and $77 million for the three months ended June 30, 2023 and 2022, respectively, and $174 million and $102 million for the six months ended June 30, 2023 and 2022, respectively. The following table provides a summary of the changes in our Adjusted EBITDA:

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

(In millions)
Three Months Ended June 30, 2022	$77
Impact of change in revenue	42
Contract claims costs	18
Sales and marketing costs	(16)
Customer service costs	3
General and administrative costs	(6)
Interest and net investment income	4
Other	(1)
Three Months Ended June 30, 2023	$121

The impact of change in revenue reflects improved price realization, offset, in part, by the reduction in number of home service plans. The decrease in contract claims costs reflects a favorable weather impact of $17 million as cooler than normal weather drove a lower number of service requests per customer. Additionally, contract claims costs reflects a $4 million favorable adjustment related to the development of prior period claims, compared to a $7 million unfavorable adjustment in the second quarter of 2022, and process improvement initiatives. These favorable items were offset, in part, by inflationary cost pressures, including higher contractor-related expenses and parts and equipment costs.

Sales and marketing costs increased due to our investment in marketing associated with the launch of the Frontdoor brand. Customer service costs decreased primarily due to lower labor costs driven by a lower number of service requests. General and administrative costs increased primarily due to investments in technology and increased personnel costs and professional fees.

The increase in interest and net investment income was driven by higher interest rates on our cash and cash equivalent balances.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

(In millions)
Six Months Ended June 30, 2022	$102
Impact of change in revenue	65
Contract claims costs	22
Sales and marketing costs	(19)
Customer service costs	5
General and administrative costs	(6)
Interest and net investment income	7
Other	(1)
Six Months Ended June 30, 2023	$174

The impact of change in revenue reflects improved price realization, offset, in part, by the reduction in number of home service plans. The decrease in contract claims costs reflects a favorable weather impact of $23 million as mild weather drove a lower number of service requests per customer. Additionally, contract claims costs reflects a $9 million favorable adjustment related to the development of prior period claims, compared to a $12 million unfavorable adjustment in the first six months of 2022, and process improvement initiatives. These favorable items were offset, in part, by inflationary cost pressures, including higher contractor-related expenses and parts and equipment costs.

Sales and marketing costs increased due to our investment in marketing associated with the launch of the Frontdoor brand. Customer service costs decreased primarily due to lower labor costs driven by a lower number of service requests. General and administrative costs increased primarily due to investments in technology and increased personnel costs and professional fees.

The increase in interest and net investment income was driven by higher interest rates on our cash and cash equivalent balances.

A reconciliation of Net Income to Adjusted EBITDA is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2023	2022	2023	2022
Net Income	$70	$33	$91	$35
Depreciation and amortization expense	9	8	18	17
Restructuring charges(1)	—	12	1	12
Provision for income taxes	23	10	30	12
Non-cash stock-based compensation expense(2)	8	6	13	12
Interest expense	10	7	20	14
Adjusted EBITDA	$121	$77	$174	$102

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

Liquidity and Capital Resources

Liquidity

A substantial portion of our liquidity needs are due to debt service requirements on our indebtedness. The Credit Agreement contains covenants that limit or restrict our ability, including the ability of certain of our subsidiaries, to incur additional indebtedness, repurchase debt, incur liens, sell assets, make certain payments (including dividends) and enter into transactions with affiliates. As of June 30, 2023, we were in compliance with the covenants under the Credit Agreement. We do not believe current macroeconomic conditions will affect our ongoing ability to meet our debt covenants.

Cash and cash equivalents totaled $344 million and $292 million as of June 30, 2023 and December 31, 2022, respectively. Our cash and cash equivalents include balances associated with regulatory requirements in our business. See “—Limitations on Distributions and Dividends by Subsidiaries.” As of June 30, 2023 and December 31, 2022, the total net assets subject to these third-party restrictions were $158 million and $145 million, respectively. As of June 30, 2023, there was $2 million of letters of credit outstanding under our $250 million Revolving Credit Facility, and the available borrowing capacity under the Revolving Credit Facility was $248 million. The letters of credit are posted in lieu of cash to satisfy regulatory requirements in certain states in which we operate. We currently believe that cash generated from operations, our cash on hand and available borrowing capacity under the Revolving Credit Facility as of June 30, 2023 will provide us with sufficient liquidity to meet our obligations in the short- and long-term.

In March 2023, in connection with the planned phase-out of LIBOR, we amended our Credit Facilities to replace LIBOR with SOFR as the benchmark rate under the Credit Agreement. This change was effective in March 2023 for Term Loan A and the Revolving Credit Facility and in June 2023 for Term Loan B.

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

We have a diversified investment strategy for our cash investments, and look for opportunities to improve their performance, by diversifying these financial instruments among various counterparties, with priority given for the major financial institutions that serve as lenders under the Credit Agreement. Generally, our cash deposits may be redeemed on demand and are maintained with major financial institutions with solid credit ratings, although our holdings exceed insured limits in substantially all of our accounts.

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

On September 7, 2021, we announced a three-year repurchase authorization of up to $400 million of outstanding shares of our common stock. We expect to fund the share repurchases from net cash provided from operating activities. As of June 30, 2023, we have repurchased a total of 5,552,053 outstanding shares at an aggregate cost of $195 million, which is included in treasury stock on the condensed consolidated statements of financial position, and had $205 million remaining available for future repurchases under this program. Purchases under the repurchase program may be made from time to time by the company in the open market at prevailing market prices (including through a Rule 10b5-1 Plan), in privately negotiated transactions, or through any combination of these methods, through September 3, 2024. The actual timing, number, manner and value of any shares repurchased will depend on several factors, including the market price of the company’s stock, general market and economic conditions, the company’s liquidity requirements, applicable legal requirements and other business considerations. The repurchase program does not obligate us to acquire any number of shares in any specific period or at all and may be suspended or discontinued at any time at our discretion.

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

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows included in Part I, Item 1 of this Quarterly Report on Form 10-Q are summarized in the following table:

	Six Months Ended
	June 30,
(In millions)	2023	2022
Net cash provided from (used for):
Operating activities	$112	$94
Investing activities	(15)	(19)
Financing activities	(44)	(69)
Cash increase during the period	$52	$6

Operating Activities

Net cash provided from operating activities was $112 million and $94 million for the six months ended June 30, 2023 and 2022, respectively.

Net cash provided from operating activities for the six months ended June 30, 2023 comprised $117 million in earnings adjusted for non-cash charges, offset, in part, by $5 million in cash used for working capital. Cash used for working capital was primarily driven by a decline in the number of first-year real estate home service plans, which are typically paid for upfront at the time of closing on the home sale, offset, in part, by seasonality.

Net cash provided from operating activities for the six months ended June 30, 2022 comprised $68 million in earnings adjusted for non-cash charges and $26 million in cash provided from working capital. Cash provided from working capital was primarily driven by seasonality.

Investing Activities

Net cash used for investing activities was $15 million and $19 million for the six months ended June 30, 2023 and 2022, respectively.

Capital expenditures were $15 million and $19 million for the six months ended June 30, 2023 and 2022, respectively, and included recurring capital needs and technology projects. We expect capital expenditures for the full year 2023 relating to recurring capital needs and the continuation of investments in information systems and productivity enhancing technology to be approximately $35 million to $45 million. We have no additional material capital commitments at this time.

Financing Activities

Net cash used for financing activities was $44 million and $69 million for the six months ended June 30, 2023 and 2022, respectively.

For the six months ended June 30, 2023, we made scheduled principal payment of debt of $8 million and purchased outstanding shares at an aggregate cost of $34 million.

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

Free Cash Flow

The following table reconciles net cash provided from operating activities, which we consider to be the most directly comparable U.S. GAAP measure, to Free Cash Flow using data derived from the condensed consolidated statements of cash flows in Part 1, Item 1 of this Quarterly Report on Form 10-Q:

	Six Months Ended
	June 30,
(In millions)	2023	2022
Net cash provided from operating activities	$112	$94
Property additions	(15)	(19)
Free Cash Flow	$96	$75

Contractual Obligations

Our 2022 Form 10-K includes disclosures of our contractual obligations and commitments as of December 31, 2022. We continue to make the contractually required payments associated with these commitments. There are no significant additions to our obligations and commitments since those reported in the 2022 Form 10-K.

Financial Position

A summary of the significant changes in our financial position from December 31, 2022 to June 30, 2023 is as follows:

•Contract asset increased during the six months ended June 30, 2023, reflecting a net contract asset related to the recognition of monthly-pay customer revenue on an other-than-straight-line basis to match the timing of cost recognition.

•Other accrued liabilities increased during the six months ended June 30, 2023, reflecting an increase in federal income tax payable.

•Deferred revenue decreased during the six months ended June 30, 2023, reflecting a decline in the number of first-year real estate home service plans, which are typically paid for upfront at the time of closing on the home sale.

•Total shareholders’ equity was $131 million as of June 30, 2023 compared to $61 million as of December 31, 2022. The increase was primarily driven by net income, offset, in part, by repurchases of our common stock. See the condensed consolidated statements of changes in equity (deficit) included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated (pursuant to Rule 13a-15(b) of the Exchange Act) the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of June 30, 2023. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f)) during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information required with respect to this Part II, Item 1 can be found under Note 8 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

For information regarding factors that could affect our business, financial condition or results of operations, see the risk factors discussed in Part I, Item 1A. “Risk Factors” in our 2022 Form 10-K. There have been no material changes to the risk factors disclosed in our 2022 Form 10-K during the three months ended June 30, 2023. The risks described in our 2022 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial could also materially and adversely affect our business, financial condition or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Issuer Purchases of Equity Securities

On September 7, 2021, we announced a three-year repurchase authorization of up to $400 million of outstanding shares of our common stock over the three-year period from September 3, 2021 through September 3, 2024. As of June 30, 2023, we have repurchased a total of 5,552,053 outstanding shares at an aggregate cost of $195 million and had $205 million remaining available for future repurchases under this program. See Liquidity and Capital Resources – Liquidity in Part I, Item 2 of this Quarterly Report on Form 10-Q for more information.

Period	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs (in millions)
Apr. 1, 2023 through Apr. 30, 2023	—	$—	—	$239
May 1, 2023 through May 31, 2023	439,478	31.29	439,478	225
Jun. 1, 2023 through Jun. 30, 2023	634,381	31.53	634,381	205
Total	1,073,859	$31.43	1,073,859	$205

________________________________

(1) The average price paid per share is calculated on a trade date basis and excludes commission.

ITEM 5. OTHER INFORMATION

On July 28, 2023, our board of directors approved and adopted amended and restated bylaws (the “Amended and Restated Bylaws”), which became effective the same day. Among other things, the Amended and Restated Bylaws update certain provisions of Article I, Sections 1.05 and 1.12 regarding the procedure and disclosure required in connection with stockholder director nominations, including to address newly adopted Rule 14a-19 of the Exchange Act. Such updates include, without limitation, requiring (i) a nominating stockholder to use a proxy card color other than white, which color is reserved for the exclusive use by the board, (ii) a nominating stockholder to represent whether it intends to solicit proxies in accordance with Rule 14a-19 and to provide reasonable evidence that it has satisfied Rule 14a-19, and (iii) additional background information and disclosures regarding, among other things, nominating stockholders, proposed director candidates, and other persons related to a stockholder’s solicitation of proxies. The Amended and Restated Bylaws also reflect updates to the provisions relating to adjournment procedures and lists of stockholders entitled to vote at stockholder meetings, in each case, to reflect recent amendments to the Delaware General Corporation Law, as well as other administrative and conforming changes, including the deletion of provisions related to our prior classified board structure.

As a result of the amendments affected by the Amended and Restated Bylaws, with respect to the 2024 Annual Meeting of stockholders and future annual meetings, to be considered timely, the information required to be submitted by stockholders in accordance with Rule 14a-19 in connection with the solicitation of proxies in support of director nominees other than the company’s nominees must be received by the Corporate Secretary of the company not less than 90 days nor more than 120 days prior to the first anniversary of the immediately preceding annual meeting; provided, however, that in the event that (x) the date of the annual meeting is advanced by more than 30 days or delayed by more than 70 days from such anniversary date of the preceding year’s annual meeting or (y) no annual meeting was held during the preceding year, notice by the stockholder to be timely must be so delivered not earlier than the 120th day prior to such annual meeting and not later than the close of business on the later of the 90th day prior to such annual meeting and the close of business on the 10th day following the day on which public announcement of the date of such meeting is first made. Therefore, with respect to the 2024 Annual Meeting, such nomination and related information required under the Amended and Restated Bylaws must be received by the company on or after January 12, 2024 but no later than February 11, 2024.

The foregoing description is a summary and is qualified in its entirety by reference to the full text of the Amended and Restated Bylaws, a copy of which is attached as Exhibit 3.2 hereto and is incorporated by reference herein.

ITEM 6. EXHIBITS

Exhibit Number	Description
2.1

Separation and Distribution Agreement, dated as of September 28, 2018, by and between ServiceMaster Global Holdings, Inc. and Frontdoor, Inc. (incorporated by reference to Exhibit 2.1 to Frontdoor’s Current Report on Form 8-K filed on October 1, 2018).

3.1	Restated Certificate of Incorporation of Frontdoor, Inc. (incorporated by reference to Exhibit 3.1 to Frontdoor’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021).
3.2.1*	Amended and Restated Bylaws of Frontdoor, Inc.
3.2.2*	Amendment to the Amended and Restated Bylaws of Frontdoor, Inc.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a - 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a - 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE*	Inline XBRL Extension Presentation Linkbase.
104*	Cover page formatted as Inline XBRL and included in Exhibit 101.

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

FRONTDOOR, INC.

Date: August 2, 2023	By:	/s/ Jessica P. Ross
		Name:	Jessica P. Ross
		Title:	Senior Vice President and Chief Financial Officer (principal financial officer)