Form 10-Q
period 2023-09-30
Frontdoor, Inc.
filed 2023-11-01
CIK 1727263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________________________________________

FORM 10-Q

________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

Yes ☐ No ☒

As of October 27, 2023, there were 79,621,736 shares outstanding of the registrant’s common stock, par value $0.01 per share.

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

We hold various service marks, trademarks and trade names, such as Frontdoor®, American Home Shield®, HSA™, OneGuard®, Landmark Home Warranty®, Streem® and the Frontdoor logo. Solely for convenience, the service marks, trademarks and trade names referred to in this Quarterly Report on Form 10-Q are presented without the SM, ®, and TM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensors to these service marks, trademarks and trade names. All service marks, trademarks and trade names appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

Certain amounts presented in the tables in this report are subject to rounding adjustments and, as a result, the totals in such tables may not sum.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Frontdoor, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(In millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenue	$524	$484	$1,414	$1,322
Cost of services rendered	256	274	706	757
Gross Profit	268	210	708	565
Selling and administrative expenses	152	137	439	403
Depreciation and amortization expense	9	8	28	25
Goodwill and intangibles impairment	—	14	—	14
Restructuring charges	5	5	6	18
Interest expense	10	8	30	22
Interest and net investment income	(4)	(1)	(12)	(1)
Income before Income Taxes	96	39	217	85
Provision for income taxes	24	11	54	23
Net Income	$71	$28	$163	$63

Other Comprehensive Income, Net of Income Taxes:
Unrealized gain on derivative instruments, net of income taxes	—	9	2	26
Total Other Comprehensive Income, Net of Income Taxes	—	9	2	26
Comprehensive Income	$72	$37	$164	$89

Earnings per Share:
Basic	$0.89	$0.34	$2.01	$0.77
Diluted	$0.89	$0.34	$2.00	$0.77

Weighted-average Common Shares Outstanding:
Basic	80.1	81.5	81.0	82.0
Diluted	80.6	81.6	81.3	82.1

See the accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Frontdoor, Inc.

Condensed Consolidated Statements of Financial Position (Unaudited)

(In millions, except share data)

	As of
	September 30,	December 31,
	2023	2022
Assets:
Current Assets:
Cash and cash equivalents	$320	$292
Receivables, less allowance of $5 and $4, respectively	7	5
Prepaid expenses and other current assets	31	33
Contract assets	72	—
Total Current Assets	429	330
Other Assets:
Property and equipment, net	64	66
Goodwill	503	503
Intangible assets, net	144	148
Operating lease right-of-use assets	8	11
Deferred customer acquisition costs	12	16
Other assets	8	8
Total Assets	$1,168	$1,082
Liabilities and Shareholders' Equity:
Current Liabilities:
Accounts payable	$87	$80
Accrued liabilities:
Payroll and related expenses	29	22
Home service plan claims	93	103
Other	40	21
Deferred revenue	98	121
Current portion of long-term debt	17	17
Total Current Liabilities	364	364
Long-Term Debt	580	592
Other Long-Term Liabilities:
Deferred tax liabilities, net	28	39
Operating lease liabilities	16	18
Other long-term liabilities	8	8
Total Other Long-Term Liabilities	52	65
Commitments and Contingencies (Note 8)
Shareholders' Equity:
Common stock, $0.01 par value; 2,000,000,000 shares authorized; 86,502,847 shares issued and 79,617,524 shares outstanding as of September 30, 2023 and 86,079,773 shares issued and 81,517,243 shares outstanding as of December 31, 2022	1	1
Additional paid-in capital	110	90
Retained earnings	287	124
Accumulated other comprehensive income	10	8
Less treasury stock, at cost; 6,885,323 shares as of September 30, 2023 and 4,562,530 shares as of December 31, 2022	(238)	(162)
Total Shareholders' Equity	171	61
Total Liabilities and Shareholders' Equity	$1,168	$1,082

See the accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Frontdoor, Inc.

Condensed Consolidated Statement of Changes in Equity (Unaudited)

(In millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Common Stock:
Balance at beginning of period	$1	$1	$1	$1
Balance at end of period	1	1	1	1
Additional Paid-in Capital:
Balance at beginning of period	101	80	90	70
Stock-based compensation expense	8	5	21	17
Exercise of stock options	2	—	3	—
Taxes paid related to net share settlement of equity awards	—	—	(4)	(3)
Issuance of common stock related to ESPP	—	—	—	1
Balance at end of period	110	85	110	85
Retained Earnings:
Balance at beginning of period	216	88	124	53
Net income	71	28	163	63
Balance at end of period	287	116	287	116
Accumulated Other Comprehensive Income (Loss):
Balance at beginning of period	9	(1)	8	(18)
Other comprehensive income, net of tax	—	9	2	26
Balance at end of period	10	8	10	8
Treasury Stock:
Balance at beginning of period	(196)	(162)	(162)	(103)
Repurchase of common stock	(42)	—	(76)	(59)
Balance at end of period	(238)	(162)	(238)	(162)
Total Shareholders' Equity	$171	$47	$171	$47

See the accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Frontdoor, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Nine Months Ended
	September 30,
	2023	2022
Cash and Cash Equivalents at Beginning of Period	$292	$262
Cash Flows from Operating Activities:
Net Income	163	63
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization expense	28	25
Deferred income tax benefit	(12)	(12)
Stock-based compensation expense	21	17
Goodwill and intangibles impairment	—	14
Restructuring charges	6	18
Payments for restructuring charges	(3)	(2)
Other	5	(1)
Changes in working capital:
Receivables	(1)	3
Prepaid expenses and other current assets	(70)	(68)
Accounts payable	7	23
Deferred revenue	(22)	(42)
Accrued liabilities	(2)	29
Current income taxes	22	15
Net Cash Provided from Operating Activities	139	80
Cash Flows from Investing Activities:
Purchases of property and equipment	(23)	(30)
Other investing activities	—	5
Net Cash Used for Investing Activities	(23)	(25)
Cash Flows from Financing Activities:
Repayments of debt	(13)	(13)
Repurchase of common stock	(76)	(59)
Other financing activities	—	(2)
Net Cash Used for Financing Activities	(88)	(74)
Cash Increase (Decrease) During the Period	28	(19)
Cash and Cash Equivalents at End of Period	$320	$244

See the accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Frontdoor, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Description of Business

Frontdoor is the leading provider of home service plans in the United States, as measured by revenue, and operates primarily under the American Home Shield brand. Our customizable home service plans help customers protect and maintain their homes, typically their most valuable asset, from costly and unplanned breakdowns of essential home systems and appliances. Our home service plan customers usually subscribe to an annual service plan agreement that covers the repair or replacement of major components of more than 20 home systems and appliances, including electrical, plumbing, HVAC systems, water heaters, refrigerators, dishwashers and ranges/ovens/cooktops, as well as optional coverages for electronics, pools, spas and pumps. Frontdoor also provides on-demand home services and a one-stop app for home repair and maintenance. Enabled by our Streem technology, the app empowers homeowners by connecting them in real time through video chat with pre-qualified experts to diagnose and solve their problems. As of September 30, 2023, we had 2.0 million active home service plans across all brands in the United States.

f

Note 2. Significant Accounting Policies

Our significant accounting policies are described in Note 2 to the audited consolidated financial statements included in our 2022 Form 10-K. There have been no material changes to our significant accounting policies during the nine months ended September 30, 2023.

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

We disaggregate revenue from contracts with customers into major customer acquisition channels. We determined that disaggregating revenue into these categories depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. Revenue by major customer acquisition channel is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2023	2022	2023	2022
Renewals	$406	$356	$1,083	$949
Real estate(1)	40	51	115	153
Direct-to-consumer(1)	54	64	157	176
Other	24	13	59	44
Total	$524	$484	$1,414	$1,322

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

Renewals

Revenue from customer renewals of home service plan contracts, which were previously initiated in the real estate or direct-to-consumer channel are classified as renewals above. Renewals relate to consecutive contract periods and take place at the end of the first year of a real estate or direct-to-consumer home service plan contract. Customer payments for renewals are primarily received in installments over the new contract period.

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

Direct-to-consumer

Direct-to-consumer home service plans are sold through annual contracts which occur in response to our marketing efforts. Customer payments for direct-to-consumer sales are primarily received in installments over the contract period. First-year revenue from the direct-to-consumer channel is classified as direct-to-consumer above. At the option of the customer, upon renewal of the contract, the future revenue derived from home service plans sold in this channel is classified as Renewal revenue as described above.

Other

Other revenue primarily includes revenue generated by on-demand home services, as well as administrative fees and ancillary services attributable to our home service plan contracts.

Deferred Customer Acquisition Costs

We capitalize the incremental costs of obtaining a contract with a customer and recognize the related expense using the input method in proportion to the costs expected to be incurred in performing services under the contract, over the expected customer relationship period. Deferred customer acquisition costs were $12 million and $16 million as of September 30, 2023 and December 31, 2022, respectively. Amortization of deferred customer acquisition costs was $5 million and $6 million for the three months ended September 30, 2023 and 2022, respectively, and $13 million and $15 million for the nine months ended September 30, 2023 and 2022, respectively. There were no impairment losses related to these capitalized costs during the three months ended September 30, 2023 and 2022.

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

Contract Assets and Liabilities

Contract assets arise when we recognize revenue for our home service plan contracts prior to a customer being invoiced. These timing differences are created when the recognition of revenue in proportion to the costs expected to be incurred in performing the services under the contract are accelerated as compared to the recognition of revenue on a straight-line basis over the contract period. Contract assets were $72 million as of September 30, 2023.

Our contract liabilities consist of deferred revenue which is recognized when cash payments are received in advance of the performance of services, including when the amounts are refundable. Amounts are recognized as revenue in proportion to the costs expected to be incurred in performing services under our contracts.

A summary of the changes in deferred revenue for the nine months ended September 30, 2023 is as follows:

(In millions)
Balance at beginning of period	$121
Deferral of revenue	177
Recognition of deferred revenue	(199)
Balance at end of period	$98

There was approximately $25 million and $120 million of revenue recognized during the three and nine months ended September 30, 2023, respectively, that was included in the deferred revenue balance as of December 31, 2022.

Note 4. Goodwill and Intangible Assets

Goodwill and indefinite-lived intangible assets are not amortized and are subject to assessment for impairment on an annual basis or more frequently if circumstances indicate a potential impairment. An assessment for impairment is performed on October 1 of every year.

In connection with the preparation of our condensed consolidated financial statements for the third quarter of 2022, we determined that indicators of a potential goodwill and intangible assets impairment were present for our Streem reporting unit. In particular, we will be more focused on integrating Streem’s technology into our core business and will be less focused on selling this technology platform to third-party business-to-business customers as a software-as-a-service platform. This shift in focus resulted in significantly lower projected revenue for Streem. We performed an interim impairment analysis of the Streem reporting unit as of September 30, 2022. In performing the discounted cash flow analysis, we determined that the carrying amount of the Streem reporting unit exceeded its fair value. An impairment charge of $14 million was recognized during the third quarter of 2022, which comprised the remaining net carrying amount of Streem’s goodwill of $9 million and intangible assets of $5 million.

The balance of goodwill was $503 million as of September 30, 2023 and December 31, 2022. There were no goodwill impairment charges recorded in the three and nine months ended September 30, 2023.

The following table provides a summary of the components of our intangible assets:

	As of September 30, 2023			As of December 31, 2022
		Accumulated			Accumulated
(In millions)	Gross	Amortization	Net	Gross	Amortization	Net
Trade names(1)	$141	$—	$141	$141	$—	$141
Customer relationships	173	(173)	—	173	(172)	—
Developed technology	19	(16)	3	19	(13)	5
Other	32	(32)	—	32	(31)	1
Total	$365	$(220)	$144	$365	$(217)	$148

_____________________________

(1)Not subject to amortization.

Amortization expense was $1 million and $2 million for the three months ended September 30, 2023 and 2022, respectively, and $3 million and $6 million for the nine months ended September 30, 2023 and 2022, respectively. As indicated above, an impairment charge of $5 million was recognized during the three and nine months ended September 30, 2022 related to Streem’s intangible assets. There were no intangible asset impairment charges for the three and nine months ended September 30, 2023.

Note 5. Leases

We have operating leases primarily for our corporate offices, customer service centers and engineering and technology campuses. Our leases have remaining lease terms ranging from less than one year to 11 years, some of which include options to extend the leases for up to five years.

The weighted-average remaining lease term and weighted-average discount rate related to our operating leases are as follows:

	As of
	September 30,	December 31,
	2023	2022
Weighted-average remaining lease term (years)	9	9
Weighted-average discount rate	6.4%	6.3%

We recognized operating lease expense of $1 million for each of the three months ended September 30, 2023 and 2022 and $2 million and $3 million for the nine months ended September 30, 2023 and 2022, respectively. These expenses are included in selling and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive income.

Supplemental balance sheet information related to our operating lease liabilities is as follows:

	As of
	September 30,	December 31,
(In millions)	2023	2022
Other accrued liabilities	$3	$3
Operating lease liabilities	16	18
Total operating lease liabilities	$19	$21

Supplemental cash flow information related to our operating leases is as follows:

	Nine Months Ended
	September 30,
(In millions)	2023	2022
Cash paid on operating lease liabilities(1)	$3	$4

_____________________________

(1)Amount is presented net of cash provided from sublease income.

The following table presents the maturities of our operating lease liabilities as of September 30, 2023:

(In millions)
2023 (remainder)(1)	$1
2024(1)	2
2025(1)	2
2026(1)	2
2027	3
2028	2
Thereafter	10
Total future minimum lease payments(1)	22
Less imputed interest	(6)
Total operating lease liabilities(1)	$16

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

Relocation of Phoenix Customer Service Center

On August 15, 2023, we entered into a new lease in Scottsdale, Arizona, and subsequently decided to exit our lease in Phoenix, Arizona. As a result, we incurred a non-cash impairment charge of $2 million for the three and nine months ended September 30, 2023.

Note 6. Income Taxes

We are subject to taxation in the United States, various states and foreign jurisdictions. Substantially all of our income before income taxes for the three months ended September 30, 2023 and 2022 was generated in the United States.

We compute interim period income taxes by applying an anticipated annual effective tax rate to our year-to-date income or loss from operations before income taxes, except for significant unusual or infrequently occurring items. As a result, our estimated tax rate is adjusted each quarter. The effective tax rate on income before income taxes was 25.3 percent and 28.2 percent for the three months ended September 30, 2023 and 2022, respectively, and 25.1 percent and 26.5 percent for the nine months ended September 30, 2023 and 2022, respectively. The decrease in the effective tax rate for the three and nine months ended September 30, 2023 compared to 2022 was primarily due to the impact of the goodwill and intangibles impairment recorded in the third quarter of 2022 and the impact of a lower pre-tax income in 2022, offset, in part, by a reduction in income tax credits in 2023 as compared to 2022.

Note 7. Restructuring Charges

We incurred restructuring charges of $5 million ($4 million, net of tax) for each of the three months ended September 30, 2023 and 2022 and $6 million ($5 million, net of tax) and $18 million ($13 million, net of tax) for the nine months ended September 30, 2023 and 2022, respectively.

For the three and nine months ended September 30, 2023, restructuring charges primarily comprised a $2 million impairment charge related to our Phoenix, AZ customer service center’s operating lease right-of-use asset and related fixed assets and $2 million of professional fees, with the balance comprised of severance costs. The impairment charge was the result of our decision to exit the leased property.

For the three months ended September 30, 2022, restructuring charges primarily comprised a $2 million impairment of certain internally developed software and $3 million of severance and other costs. Severance costs of $2 million related to a reduction in workforce of seven percent as part of our completed strategic review of our selling, general and administrative expenses.

For the nine months ended September 30, 2022, restructuring charges primarily comprised an $11 million impairment charge related to our prior corporate headquarters facility operating lease right-of-use asset and leasehold improvements, a $2 million impairment of certain internally developed software and $5 million of severance and other costs. Severance costs of $2 million related to a reduction in workforce of seven percent as part of our completed strategic review of our selling, general and administrative expenses.

The pre-tax charges discussed above are reported in “Restructuring charges” in the accompanying consolidated statements of operations and comprehensive income.

As of December 31, 2022, there were $2 million of restructuring charges accrued, of which $1 million were paid or otherwise settled during the nine months ended September 30, 2023. As of September 30, 2023, there was $2 million in accrued restructuring charges in the accompanying condensed consolidated statements of financial position.

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

Note 9. Stock-Based Compensation

We recognized stock-based compensation expense of $8 million ($7 million, net of tax) and $5 million ($4 million, net of tax) for the three months ended September 30, 2023 and 2022, respectively, and $21 million ($18 million, net of tax) and $17 million ($15 million, net of tax) for the nine months ended September 30, 2023 and 2022, respectively. These costs are included in selling and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive income.

A summary of awards granted under the Omnibus Plan during the nine months ended September 30, 2023 is as follows:

		Weighted-	Weighted-	Weighted-
	Number of	Average	Average	Average
	Awards	Exercise	Grant Date	Vesting
	Granted	Price	Fair Value	Period
Stock options	661,231	26.67	12.49	4.0
Performance options(1)	652,004	26.42	10.40	4.0
Restricted stock units	918,804		26.59	3.0

_____________________________

(1)The information related to performance options above assumes 100% of the performance target is met. The performance options contain a market condition that is based on a per share price target for our common stock, and the ultimate number of performance options that may be earned depends on the achievement of this market condition.

As of September 30, 2023, there was $41 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options, performance options, restricted stock units (“RSUs”), performance shares and restricted stock awards (“RSAs”). These remaining costs are expected to be recognized over a weighted-average period of 2.84 years.

Note 10. Long-Term Debt

A summary of our debt is as follows:

	As of
	September 30,	December 31,
(In millions)	2023	2022
Term Loan A maturing in 2026(1)	$230	$239
Term Loan B maturing in 2028(2)	368	370
Revolving Credit Facility maturing in 2026	—	—
Total debt	597	609
Less current portion	(17)	(17)
Total long-term debt	$580	$592

_______________________________

(1)Term Loan A is presented net of unamortized debt issuance costs of $1 million and $2 million as of September 30, 2023 and December 31, 2022, respectively.

(2)Term Loan B is presented net of unamortized debt issuance costs of $2 million and $3 million as of September 30, 2023 and December 31, 2022, respectively, and unamortized discount of $1 million as of September 30, 2023 and December 31, 2022.

In March 2023, in connection with the planned phase-out of LIBOR, we amended our Credit Facilities to replace LIBOR with SOFR as the benchmark rate under the Credit Agreement. This change was effective in March 2023 for the Term Loan A and the Revolving Credit Facility and in June 2023 for the Term Loan B.

As of September 30, 2023, we had $2 million of letters of credit outstanding under our $250 million Revolving Credit Facility, and the available borrowing capacity under the Revolving Credit Facility was $248 million. As of September 30, 2023, we were in compliance with the covenants under the Credit Agreement.

Scheduled Debt Payments

The following table presents future scheduled debt payments as of September 30, 2023:

(In millions)
2023 (remainder)	$4
2024	17
2025	17
2026	205
2027	4
2028	355
Total future scheduled debt payments	602
Less unamortized debt issuance costs	(4)
Less unamortized discount	(1)
Total debt	$597

Note 11. Supplemental Cash Flow Information

Supplemental information relating to our accompanying condensed consolidated statements of cash flows is as follows:

	Nine Months Ended
	September 30,
(In millions)	2023	2022
Cash paid for (received from):
Interest expense	$28	$21
Interest income	(12)	(1)
Income tax payments, net of refunds	44	20

Note 12. Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and the unrealized gains (losses) on our derivative instrument. We disclose comprehensive income (loss) in the accompanying condensed consolidated statements of operations and comprehensive income and condensed consolidated statements of changes in equity.

A summary of the changes in AOCI is as follows:

Balance at beginning of period	$8
Other comprehensive income before reclassifications:
Pre-tax amount	7
Impact of income taxes	2
After-tax amount	5
Amounts reclassified from AOCI (1)	(4)
Total other comprehensive income	2
Balance at end of period	$10

___________________________________

(1)Amounts are net of income taxes. See the table below on reclassifications out of AOCI for additional information.

A summary of reclassifications out of AOCI is as follows:

	Nine Months Ended
	September 30,
(In millions)	2023	2022
Gain (loss) on interest rate swap contract(1)	$5	$(5)
Impact of income taxes (2)	(1)	1
Total reclassifications during the period	$4	$(4)

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

The effective portion of the gain or loss on our interest rate swap contract is recorded in AOCI. These amounts are reclassified into earnings in the same period or periods during which the hedged forecasted debt interest settlement affects earnings. See Note 12 to the accompanying condensed consolidated financial statements for the effective portion of the gain or loss on derivative instruments recorded in AOCI and for the amounts reclassified out of AOCI and into earnings during the periods presented. As the underlying forecasted transactions occur during the next 12 months, we estimate the unrealized hedging gain in AOCI expected to be recognized in earnings is $6 million, net of tax, as of September 30, 2023. The amounts ultimately reclassified into earnings during the next 12 months will be determined based on the actual interest rates in effect at the time the positions are settled, and as a result, they could differ materially from our estimate noted above.

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

The period-end carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate their fair values due to the short-term maturities of these financial instruments. As of September 30, 2023 and December 31, 2022, the carrying amounts of our total debt were $597 million and $609 million, respectively, and the estimated fair values were $600 million and $613 million, respectively. The fair value of our debt was estimated based on available market prices for the same or similar instruments that are considered significant other observable inputs (Level 2) within the fair value hierarchy and was based on information available to us as of the respective period end dates.

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

We did not change our valuation techniques for measuring the fair value of any financial assets and liabilities during the nine months ended September 30, 2023. Transfers between hierarchy levels, if any, are recognized at the end of the reporting period. There were no transfers between hierarchy levels during the nine months ended September 30, 2023.

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
As of September 30, 2023:
Prepaid expenses and other current assets	$8	$—	$8	$—
Other assets	4	—	4	—
Total assets	$12	$—	$12	$—

As of December 31, 2022:
Prepaid expenses and other current assets	$6	$—	$6	$—
Other assets	4	—	4	—
Total assets	$10	$—	$10	$—

Note 15. Share Repurchase Program

On September 7, 2021, we announced a three-year repurchase authorization of up to $400 million of outstanding shares of our common stock over the three-year period from September 3, 2021 through September 3, 2024. As of September 30, 2023, we have repurchased a total of 6,793,266 outstanding shares at an aggregate cost of $236 million, which is included in treasury stock on the accompanying condensed consolidated statements of financial position, and we had $164 million remaining available for future repurchases under this program.

A summary of repurchases of outstanding shares is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share data)	2023	2022	2023	2022
Number of shares purchased	1.2	—	2.3	1.9
Average price paid per share(1)	$33.23	$—	$32.39	$30.51
Cost of shares purchased	$41	$—	$75	$59

________________________________

(1)The average price paid per share is calculated on a trade date basis and excludes associated fees.

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

A summary of the calculations of our basic and diluted earnings per share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share data)	2023	2022	2023	2022
Net Income	$71	$28	$163	$63
Weighted-average common shares outstanding:	80.1	81.5	81.0	82.0
Effect of dilutive securities:
RSUs(1)	0.5	0.2	0.3	0.1
Stock options(2)	—	—	—	—
Weighted-average common shares outstanding - assuming dilution:	80.6	81.6	81.3	82.1
Basic earnings per share	$0.89	$0.34	$2.01	$0.77
Diluted earnings per share	$0.89	$0.34	$2.00	$0.77

___________________________________

(1)RSUs of 59,880 shares and 778,828 shares for the three months ended September 30, 2023 and 2022, respectively, and 471,836 shares and 973,418 shares for the nine months ended September 30, 2023 and 2022, respectively, were not included in the diluted earnings per share calculation because their effect would have been anti-dilutive.

(2)Stock options to purchase 1,338,410 shares and 1,572,100 shares for the three months ended September 30, 2023 and 2022, respectively, and 1,279,130 shares and 1,442,599 shares for the nine months ended September 30, 2023 and 2022, respectively, were not included in the diluted earnings per share calculation because their effect would have been anti-dilutive. Performance options to purchase 710,323 shares and 272,503 shares for the three months ended September 30, 2023 and 2022, respectively, and 605,483 shares and 121,778 shares for the nine months ended September 30, 2023 and 2022, respectively, were not included in the diluted earnings per share calculation because their effect would have been anti-dilutive.

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

SUMMARY OF MATERIAL RISKS

Factors, risks, trends and uncertainties that make an investment in us speculative or risky and that could cause actual results or events to differ materially from those anticipated in our forward-looking statements include the matters described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report as well as Item 1A. Risk Factors in our 2022 Form 10-K filed with the SEC, in addition to the following other factors, risks, trends and uncertainties:

•changes in macroeconomic conditions, including inflation and global supply chain challenges, especially as they may affect existing home sales, interest rates, consumer confidence or labor availability;

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

•risks related to geopolitical instability;

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

Overview

Frontdoor is the leading provider of home service plans in the United States, as measured by revenue, and operates primarily under the American Home Shield brand. Our customizable home service plans help customers protect and maintain their homes, typically their most valuable asset, from costly and unplanned breakdowns of essential home systems and appliances. Our home service plan customers usually subscribe to an annual service plan agreement that covers the repair or replacement of major components of more than 20 home systems and appliances, including electrical, plumbing, HVAC systems, water heaters, refrigerators, dishwashers and ranges/ovens/cooktops, as well as optional coverages for electronics, pools, spas and pumps. Frontdoor also provides on-demand home services and a one-stop app for home repair and maintenance. Enabled by our Streem technology, the app empowers homeowners by connecting them in real time through video chat with pre-qualified experts to diagnose and solve their problems. As of September 30, 2023, we had 2.0 million active home service plans across all brands in the United States.

For the three months ended September 30, 2023 and 2022, we generated revenue, net income and Adjusted EBITDA of $524 million, $71 million and $128 million, respectively, and $484 million, $28 million and $79 million, respectively. For the nine months ended September 30, 2023 and 2022, we generated revenue, net income and Adjusted EBITDA of $1,414 million, $163 million and $302 million, respectively, and $1,322 million, $63 million and $181 million, respectively. For a reconciliation of Adjusted EBITDA to net income, see “—Results of Operations—Adjusted EBITDA.”

For the nine months ended September 30, 2023, our total operating revenue included 77 percent of revenue derived from existing customer renewals, while eight percent and 11 percent were derived from new home service plan sales made in conjunction with existing home real estate transactions and direct-to-consumer sales, respectively, and four percent was derived from other revenue channels. For the nine months ended September 30, 2022, our total operating revenue included 72 percent of revenue derived from existing customer renewals, while 12 percent and 13 percent were derived from new home service plan sales made in conjunction with existing home real estate transactions and direct-to-consumer sales, respectively, and three percent was derived from other revenue channels.

Key Factors and Trends Affecting Our Results of Operations

Macroeconomic Conditions

Current macroeconomic conditions, including inflation, higher interest rates, the challenging real estate market and rising global geopolitical issues, may affect existing home sales, consumer sentiment or labor availability. These conditions may reduce demand for our services, increase our costs or otherwise adversely impact our business. While these macroeconomic conditions generally impact the United States as a whole, we believe our nationwide presence limits the impact on us of unfavorable economic conditions in any particular region of the United States.

During the nine months ended September 30, 2023, our financial condition and results of operations continued to be adversely impacted by the following:

•Challenging real estate market conditions, driven by a decline in the number of home resale transactions, primarily resulting from higher interest rates, combined with low home inventory levels, continue to constrain demand for home service plans in the first-year real estate channel.

•Consumer sentiment remains mixed as a result of a broad range of current macroeconomic conditions. We believe this environment impacted demand for home service plans in the first-year direct-to-consumer and renewal channels.

•Our contractor network continues to be impacted by inflation, including higher labor, parts and equipment costs and labor availability challenges. We continue to take actions to mitigate these impacts, including increasing the percent of service requests completed by lower-cost preferred contractors, increasing the share of parts and equipment our contractors source through us at lower costs and other process improvement efforts.

The ultimate implications of the current macroeconomic conditions on our results of operations and overall financial performance remain uncertain. It remains difficult to predict the overall continuing impact these conditions will have on our business as they may reduce demand for our services, increase our costs or otherwise adversely impact our business.

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

Effect of Weather Conditions

The demand for our services, and our results of operations, are affected by weather conditions. Extreme temperatures, typically in the winter and summer months, can lead to an increase in service requests related to home systems, particularly HVAC systems, resulting in higher costs and lower profitability, while mild temperatures in the winter or summer months can lead to lower home systems claim frequency, resulting in lower costs and higher profitability. For example, favorable weather trends in the first nine months of 2023 as compared to the first nine months of 2022 resulted in a lower number of service requests per customer, which favorably impacted contract claims costs.

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

•number of home service plans, and

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

Number of Home Service Plans and Customer Retention Rate. We report on our number of home service plans and customer retention rate as measurements of our operating performance. These measurements are presented on a rolling 12-month basis in order to avoid seasonal anomalies. The number of home service plans is representative of our recurring home service plan customer base and is measured as the number of customers with active contracts as of the respective period-end date. Our customer retention rate is calculated as the ratio of the number of end-of-period home service plan contracts to the sum of the number of beginning-of-period home service plan contracts and the number of new home service plan sales and acquired accounts during the respective period.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 Form 10-K. There have been no material changes to our critical accounting policies for the nine months ended September 30, 2023.

Goodwill and Intangible Assets

In accordance with applicable accounting standards, goodwill and indefinite-lived intangible assets are not amortized and are subject to assessment for impairment on an annual basis, or more frequently, if circumstances indicate a potential impairment.

In connection with the preparation of our condensed consolidated financial statements for the third quarter of 2022, we determined that indicators of a potential goodwill and intangible assets impairment were present for our Streem reporting unit. In particular, we will be more focused on integrating Streem’s technology into our core business and will be less focused on selling this technology platform to third-party business-to-business customers as a software-as-a-service platform. This shift in focus resulted in significantly lower projected revenue for Streem. We performed an interim impairment analysis of the Streem reporting unit as of September 30, 2022. In performing the discounted cash flow analysis, we determined that the carrying amount of the Streem reporting unit exceeded its fair value. An impairment charge of $14 million was recognized during the third quarter of 2022, which comprised the remaining net carrying amount of Streem’s goodwill of $9 million and intangibles of $5 million.

We do not believe there are any additional circumstances that would indicate any other potential impairment of our goodwill or indefinite-lived intangible assets. We will continue to monitor the macroeconomic impacts on our business in our ongoing evaluation of potential impairments.

Results of Operations

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

				% of Revenue
	Three Months Ended		Increase	Three Months Ended
	September 30,		(Decrease)	September 30,
(In millions)	2023	2022	%	2023	2022
Revenue	$524	$484	8%	100%	100%
Cost of services rendered	256	274	(6)	49	57
Gross Profit	268	210	27	51	43
Selling and administrative expenses	152	137	11	29	28
Depreciation and amortization expense	9	8	13	2	2
Goodwill and intangibles impairment	—	14	*	—	3
Restructuring charges	5	5	(8)	1	1
Interest expense	10	8	22	2	2
Interest and net investment income	(4)	(1)	*	(1)	—
Income before Income Taxes	96	39	145	18	8
Provision for income taxes	24	11	120	5	2
Net Income	$71	$28	154%	14%	6%

_______________________________

* not meaningful

Nine months Ended September 30, 2023 Compared to Nine months Ended September 30, 2022

				% of Revenue
	Nine Months Ended		Increase	Nine Months Ended
	September 30,		(Decrease)	September 30,
(In millions)	2023	2022	%	2023	2022
Revenue	$1,414	$1,322	7%	100%	100%
Cost of services rendered	706	757	(7)	50	57
Gross Profit	708	565	25	50	43
Selling and administrative expenses	439	403	9	31	30
Depreciation and amortization expense	28	25	11	2	2
Goodwill and intangibles impairment	—	14	*	—	1
Restructuring charges	6	18	(65)	—	1
Interest expense	30	22	33	2	2
Interest and net investment income	(12)	(1)	*	(1)	—
Income before Income Taxes	217	85	154	15	6
Provision for income taxes	54	23	141	4	2
Net Income	$163	$63	159%	12%	5%

_______________________________

* not meaningful

Revenue

We reported revenue of $524 million and $484 million for the three months ended September 30, 2023 and 2022, respectively, and $1,414 million and $1,322 million for the nine months ended September 30, 2023 and 2022, respectively. The following tables provide a summary of our revenue by major customer acquisition channel:

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

	Three Months Ended
	September 30,		Increase (Decrease)
(In millions)	2023	2022	$	%
Renewals	$406	$356	$50	14%
Real estate(1)	40	51	(12)	(23)
Direct-to-consumer(1)	54	64	(10)	(16)
Other	24	13	11	85
Total	$524	$484	$40	8%

________________________________

(1)First-year revenue only.

Revenue increased eight percent for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The increase in renewal revenue primarily reflects improved price realization resulting from our prior pricing actions. The decrease in real estate revenue primarily reflects a decline in the number of first-year real estate home service plans driven by a continuation of the challenging real estate market. The decrease in direct-to-consumer revenue primarily reflects a decline in the number of first-year direct-to-consumer home service plans which we believe is a result of a broad range of macroeconomic conditions impacting consumer demand in the home service plan category. The increase in other revenue was primarily driven by growth in on-demand home services.

Nine months Ended September 30, 2023 Compared to Nine months Ended September 30, 2022

	Nine Months Ended
	September 30,		Increase (Decrease)
(In millions)	2023	2022	$	%
Renewals	$1,083	$949	$134	14%
Real estate(1)	115	153	(39)	(25)
Direct-to-consumer(1)	157	176	(19)	(11)
Other	59	44	16	35
Total	$1,414	$1,322	$91	7%

________________________________

(1)First-year revenue only.

Revenue increased seven percent for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase in renewal revenue primarily reflects improved price realization resulting from our prior pricing actions. The decrease in real estate revenue primarily reflects a decline in the number of first-year real estate home service plans driven by a continuation of the challenging real estate market. The decrease in direct-to-consumer revenue primarily reflects a decline in the number of first-year direct-to-consumer home service plans which we believe is a result of a broad range of macroeconomic conditions impacting consumer demand in the home service plan category. The increase in other revenue was primarily driven by growth in on-demand home services.

The following table provides a summary of the number of home service plans, reduction in number of home service plans and customer retention rate:

	As of
	September 30,
(In millions)	2023	2022
Number of home service plans	2.04	2.16
Reduction in number of home service plans	(6)%	(3)%
Customer retention rate	76.2%	75.3%

The reduction in the number of home service plans as of September 30, 2023 was primarily impacted by a decline in the number of first-year real estate home service plans, which was driven by a continuation of the challenging real estate market, as well as a decline in the number of direct-to-consumer home service plans, which we believe resulted from a change in consumer sentiment as a result of macroeconomic conditions.

Cost of Services Rendered

We reported cost of services rendered of $256 million and $274 million for the three months ended September 30, 2023 and 2022, respectively, and $706 million and $757 million for the nine months ended September 30, 2023 and 2022, respectively. The following tables provide a summary of the changes in cost of services rendered:

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

(In millions)
Three Months Ended September 30, 2022	$274
Impact of change in revenue	3
Contract claims costs	(22)
Other	2
Three Months Ended September 30, 2023	$256

The impact of change in revenue is driven by growth in on-demand home services, offset, in part, by the reduction in number of home service plans.

The decrease in contract claims costs primarily reflects the favorable impact of continued process improvement initiatives specifically relating to better cost management efforts across our contractor network, a transition to higher service fees, and a lower number of service requests per customer, offset, in part, by ongoing inflationary cost pressure. Additionally, contract claims costs reflects a $9 million favorable adjustment related to the development of prior period claims, compared to a $2 million favorable adjustment in the third quarter of 2022.

Nine months Ended September 30, 2023 Compared to Nine months Ended September 30, 2022

(In millions)
Nine Months Ended September 30, 2022	$757
Impact of change in revenue	(6)
Contract claims costs	(48)
Other	3
Nine Months Ended September 30, 2023	$706

The impact of change in revenue is driven by the reduction in number of home service plans, offset, in part, by growth in on-demand home services.

The decrease in contract claims costs primarily reflects a favorable weather impact of $21 million as mild weather drove a lower number of service requests per customer. The favorable impact of continued process improvement initiatives specifically relating to better cost management efforts across our contractor network and a transition to higher service fees, were offset, in part, by ongoing inflationary cost pressure. Additionally, contract claims costs reflects a $9 million favorable adjustment related to the development of prior period claims, compared to a $12 million unfavorable adjustment in the first nine months of 2022.

Selling and Administrative Expenses

We reported selling and administrative expenses of $152 million and $137 million for the three months ended September 30, 2023 and 2022, respectively, and $439 million and $403 million for the nine months ended September 30, 2023 and 2022, respectively. The following tables provide a summary of the components of selling and administrative expenses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2023	2022	2023	2022
Sales and marketing costs	$81	$70	$228	$198
Customer service costs	27	28	80	86
General and administrative costs	44	38	131	118
Total	$152	$137	$439	$403

The following tables provide a summary of the changes in selling and administrative expenses:

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

(In millions)
Three Months Ended September 30, 2022	$137
Sales and marketing costs	10
Customer service costs	(1)
Stock-based compensation expense	3
General and administrative costs	4
Three Months Ended September 30, 2023	$152

Sales and marketing costs increased primarily due to our investment in marketing associated with the Frontdoor brand. General and administrative costs increased primarily due to increased personnel costs.

Nine months Ended September 30, 2023 Compared to Nine months Ended September 30, 2022

(In millions)
Nine Months Ended September 30, 2022	$403
Sales and marketing costs	29
Customer service costs	(6)
Stock-based compensation expense	4
General and administrative costs	10
Nine Months Ended September 30, 2023	$439

Sales and marketing costs increased primarily due to our investment in marketing associated with the Frontdoor brand. Customer service costs decreased primarily due to lower labor costs driven by a lower number of service requests. General and administrative costs increased primarily due to investments in technology and increased personnel costs and professional fees.

Depreciation and Amortization Expense

Depreciation expense was $8 million and $6 million for the three months ended September 30, 2023 and 2022, respectively, and $24 million and $19 million for the nine months ended September 30, 2023 and 2022, respectively. Amortization expense was $1 million and $2 million for the three months ended September 30, 2023 and 2022, respectively, and $3 million and $6 million for the nine months ended September 30, 2023 and 2022, respectively. The increase in depreciation expense was primarily due to incremental capital expenditures. The decrease in amortization expense was primarily driven by the impairment to the Streem reporting unit in the third quarter of 2022.

Goodwill and Intangibles Impairment

Goodwill and intangibles impairment was $14 million for the three and nine months ended September 30, 2022. There was no such impairment for the three and nine months ended September 30, 2023. See Critical Accounting Policies and Estimates – Goodwill and Intangible Assets for further information.

Restructuring Charges

Restructuring charges were $5 million for each of the three months ended September 30, 2023 and 2022 and $6 million and $18 million for the nine months ended September 30, 2023 and 2022, respectively.

For the three and nine months ended September 30, 2023, restructuring charges primarily comprised a $2 million impairment charge related to our Phoenix, AZ customer service center’s operating lease right-of-use asset and the related fixed assets and $2 million of professional fees, with the balance comprised of severance costs. The impairment charge was the result of our decision to exit the leased property.

For the three months ended September 30, 2022, restructuring charges primarily comprised a $2 million impairment of certain internally developed software and $3 million of severance and other costs. Severance costs of $2 million related to a reduction in workforce of seven percent as part of our completed strategic review of our selling, general and administrative expenses.

For the nine months ended September 30, 2022, restructuring charges primarily comprised an $11 million impairment charge related to our prior corporate headquarters facility operating lease right-of-use asset and leasehold improvements, a $2 million impairment of certain internally developed software and $5 million of severance and other costs. Severance costs of $2 million related to a reduction in workforce of seven percent as part of our completed strategic review of our selling, general and administrative expenses.

During the fourth quarter of 2023, we will continue the evaluation of our long-term plan for our owned and leased properties. If a decision is made to exit additional properties, an impairment of certain right-of-use assets, leasehold improvements and other related assets is reasonably possible.

Interest Expense

Interest expense was $10 million and $8 million for the three months ended September 30, 2023 and 2022, respectively, and $30 million and $22 million for the nine months ended September 30, 2023 and 2022, respectively. The increase was driven by higher interest rates on our variable rate debt.

Interest and Net Investment Income

Interest and net investment income was $4 million and $1 million for the three months ended September 30, 2023 and 2022, respectively, and $12 million and $1 million for the nine months ended September 30, 2023 and 2022, respectively. The increase driven was by higher interest rates on our cash and cash equivalent balances.

Provision for Income Taxes

The effective tax rate on income before income taxes was 25.3 percent and 28.2 percent for the three months ended September 30, 2023 and 2022, respectively, and 25.1 percent and 26.5 percent for the nine months ended September 30, 2023 and 2022, respectively. The decrease in the effective tax rate for the three and nine months ended September 30, 2023 compared to 2022 was primarily due to the impact of the goodwill and intangibles impairment recorded in the third quarter of 2022 and the impact of a lower pre-tax income in 2022, offset, in part, by a reduction in income tax credits in 2023 as compared to 2022.

Net Income

Net income was $71 million and $28 million for the three months ended September 30, 2023 and 2022, respectively, and $163 million and $63 million for the nine months ended September 30, 2023 and 2022, respectively. The increase was primarily driven by the operating results discussed throughout “—Results of Operations” above.

Adjusted EBITDA

Adjusted EBITDA was $128 million and $79 million for the three months ended September 30, 2023 and 2022, respectively, $302 million and $181 million for the nine months ended September 30, 2023 and 2022, respectively. The following table provides a summary of the changes in our Adjusted EBITDA:

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

(In millions)
Three Months Ended September 30, 2022	$79
Impact of change in revenue	37
Contract claims costs	22
Sales and marketing costs	(10)
Customer service costs	1
General and administrative costs	(4)
Interest and net investment income	4
Other	(2)
Three Months Ended September 30, 2023	$128

The impact of change in revenue reflects improved price realization and growth in on-demand home services, offset, in part, by the reduction in number of home service plans.

The decrease in contract claims costs primarily reflects the favorable impact of continued process improvement initiatives specifically relating to better cost management efforts across our contractor network, a transition to higher service fees, and a lower number of service requests per customer, offset, in part, by ongoing inflationary cost pressure. Additionally, contract claims costs reflects a $9 million favorable adjustment related to the development of prior period claims, compared to a $2 million favorable adjustment in the third quarter of 2022.

Sales and marketing costs increased primarily due to our investment in marketing associated with the Frontdoor brand. General and administrative costs increased primarily due to increased personnel costs.

The increase in interest and net investment income was driven by higher interest rates on our cash and cash equivalent balances.

Nine months Ended September 30, 2023 Compared to Nine months Ended September 30, 2022

(In millions)
Nine Months Ended September 30, 2022	$181
Impact of change in revenue	97
Contract claims costs	48
Sales and marketing costs	(29)
Customer service costs	6
General and administrative costs	(10)
Interest and net investment income	11
Other	(3)
Nine Months Ended September 30, 2023	$302

The impact of change in revenue reflects improved price realization and growth in on-demand home services, offset, in part, by the reduction in number of home service plans.

The decrease in contract claims costs primarily reflects a favorable weather impact of $21 million as mild weather drove a lower number of service requests per customer. The favorable impact of continued process improvement initiatives specifically relating to better cost management efforts across our contractor network and a transition to higher service fees, were offset, in part, by ongoing inflationary cost pressure. Additionally, contract claims costs reflects a $9 million favorable adjustment related to the development of prior period claims, compared to a $12 million unfavorable adjustment in the first nine months of 2022.

Sales and marketing costs increased primarily due to our investment in marketing associated with the Frontdoor brand. Customer service costs decreased primarily due to lower labor costs driven by a lower number of service requests. General and administrative costs increased primarily due to investments in technology and increased personnel costs and professional fees.

The increase in interest and net investment income was driven by higher interest rates on our cash and cash equivalent balances.

A reconciliation of Net Income to Adjusted EBITDA is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2023	2022	2023	2022
Net Income	$71	$28	$163	$63
Depreciation and amortization expense	9	8	28	25
Goodwill and intangibles impairment(1)	—	14	—	14
Restructuring charges(1)	5	5	6	18
Provision for income taxes	24	11	54	23
Non-cash stock-based compensation expense(2)	8	5	21	17
Interest expense	10	8	30	22
Adjusted EBITDA	$128	$79	$302	$181

_________________________________

(1)We exclude goodwill and intangibles impairment and restructuring charges from Adjusted EBITDA because we believe it does not reflect our ongoing operations and because we believe doing so is useful to investors in aiding period-to-period comparability.

(2)We exclude non-cash stock-based compensation expense from Adjusted EBITDA primarily because it is a non-cash expense and because it is not used by management to assess ongoing operational performance. We believe excluding this expense from Adjusted EBITDA is useful to investors in aiding period-to-period comparability.

Liquidity and Capital Resources

Liquidity

A substantial portion of our liquidity needs are due to debt service requirements on our indebtedness. The Credit Agreement contains covenants that limit or restrict our ability, including the ability of certain of our subsidiaries, to incur additional indebtedness, repurchase debt, incur liens, sell assets, make certain payments (including dividends) and enter into transactions with affiliates. As of September 30, 2023, we were in compliance with the covenants under the Credit Agreement. We do not believe current macroeconomic conditions will affect our ongoing ability to meet our debt covenants.

Cash and cash equivalents totaled $320 million and $292 million as of September 30, 2023 and December 31, 2022, respectively. Our cash and cash equivalents include balances associated with regulatory requirements in our business. See “—Limitations on Distributions and Dividends by Subsidiaries.” As of September 30, 2023 and December 31, 2022, the total net assets subject to these third-party restrictions were $152 million and $145 million, respectively. As of September 30, 2023, there was $2 million of letters of credit outstanding under our $250 million Revolving Credit Facility, and the available borrowing capacity under the Revolving Credit Facility was $248 million. The letters of credit are posted in lieu of cash to satisfy regulatory requirements in certain states in which we operate. We currently believe that cash generated from operations, our cash on hand and available borrowing capacity under the Revolving Credit Facility as of September 30, 2023 will provide us with sufficient liquidity to meet our obligations in the short- and long-term.

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

On September 7, 2021, we announced a three-year repurchase authorization of up to $400 million of outstanding shares of our common stock. We expect to fund the share repurchases from net cash provided from operating activities. As of September 30, 2023, we have repurchased a total of 6,793,266 outstanding shares at an aggregate cost of $236 million, which is included in treasury stock on the condensed consolidated statements of financial position, and we had $164 million remaining available for future repurchases under this program. Purchases under the repurchase program may be made from time to time by the company in the open market at prevailing market prices (including through a Rule 10b5-1 Plan), in privately negotiated transactions, or through any combination of these methods, through September 3, 2024. The actual timing, number, manner and value of any shares repurchased will depend on several factors, including the market price of the company’s stock, general market and economic conditions, the company’s liquidity requirements, applicable legal requirements and other business considerations. The repurchase program does not obligate us to acquire any number of shares in any specific period or at all and may be suspended or discontinued at any time at our discretion.

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

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows included in Part I, Item 1 of this Quarterly Report on Form 10-Q are summarized in the following table:

	Nine Months Ended
	September 30,
(In millions)	2023	2022
Net cash provided from (used for):
Operating activities	$139	$80
Investing activities	(23)	(25)
Financing activities	(88)	(74)
Cash increase during the period	$28	$(19)

Operating Activities

Net cash provided from operating activities was $139 million and $80 million for the nine months ended September 30, 2023 and 2022, respectively.

Net cash provided from operating activities for the nine months ended September 30, 2023 comprised $207 million in earnings adjusted for non-cash charges, offset, in part, by $68 million in cash used for working capital. Cash used for working capital was primarily driven by seasonality, favorable development of prior period claims and a decline in the number of first-year real estate home service plans, which are typically paid for upfront at the time of closing on the home sale.

Net cash provided from operating activities for the nine months ended September 30, 2022 comprised $121 million in earnings adjusted for non-cash charges, offset, in part, by $41 million in cash used for working capital. Cash used for working capital was primarily driven by seasonality and the impacts on deferred revenue of a decline in the number of first-year real estate home service plans.

Investing Activities

Net cash used for investing activities was $23 million and $25 million for the nine months ended September 30, 2023 and 2022, respectively.

Capital expenditures were $23 million and $30 million for the nine months ended September 30, 2023 and 2022, respectively, and included recurring capital needs and technology projects. We expect capital expenditures for the full year 2023 relating to committed, recurring capital needs and the continuation of investments in information systems and productivity enhancing technology to be approximately $35 million. We have no additional material capital commitments at this time.

Financing Activities

Net cash used for financing activities was $88 million and $74 million for the nine months ended September 30, 2023 and 2022, respectively.

For the nine months ended September 30, 2023, we made scheduled principal payment of debt of $13 million and purchased outstanding shares at an aggregate cost of $76 million.

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

Free Cash Flow

The following table reconciles net cash provided from operating activities, which we consider to be the most directly comparable U.S. GAAP measure, to Free Cash Flow using data derived from the condensed consolidated statements of cash flows in Part 1, Item 1 of this Quarterly Report on Form 10-Q:

	Nine Months Ended
	September 30,
(In millions)	2023	2022
Net cash provided from operating activities	$139	$80
Property additions	(23)	(30)
Free Cash Flow	$116	$50

Contractual Obligations

Our 2022 Form 10-K includes disclosures of our contractual obligations and commitments as of December 31, 2022. We continue to make the contractually required payments associated with these commitments. There are no significant additions to our obligations and commitments since those reported in the 2022 Form 10-K.

Financial Position

A summary of the significant changes in our financial position from December 31, 2022 to September 30, 2023 is as follows:

•Contract asset increased during the nine months ended September 30, 2023, reflecting the recognition of monthly-pay customer revenue on an other-than-straight-line basis to match the timing of cost recognition.

•Home service plan claims decreased during the nine months ended September 30, 2023, primarily reflecting the impact of a $9 million favorable adjustment recorded in 2023 related to the development of prior period claims.

•Other accrued liabilities increased during the nine months ended September 30, 2023, reflecting an increase in federal income tax payable.

•Deferred revenue decreased during the nine months ended September 30, 2023, reflecting a decline in the number of first-year real estate home service plans, which are typically paid for upfront at the time of closing on the home sale.

•Long-term debt decreased during the nine months ended September 30, 2023, reflecting scheduled debt payments.

•Deferred taxes decreased during the nine months ended September 30, 2023, reflecting timing differences associated with depreciation of fixed assets and certain incentive compensation expense.

•Total shareholders’ equity was $171 million as of September 30, 2023 compared to $61 million as of December 31, 2022. The increase was primarily driven by net income, offset, in part, by repurchases of our common stock. See the condensed consolidated statements of changes in equity (deficit) included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated (pursuant to Rule 13a-15(b) of the Exchange Act) the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 30, 2023. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f)) during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information required with respect to this Part II, Item 1 can be found under Note 8 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

For information regarding factors that could affect our business, financial condition or results of operations, see the risk factors discussed in Part I, Item 1A. “Risk Factors” in our 2022 Form 10-K. There have been no material changes to the risk factors disclosed in our 2022 Form 10-K during the three months ended September 30, 2023. The risks described in our 2022 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial could also materially and adversely affect our business, financial condition or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Issuer Purchases of Equity Securities

On September 7, 2021, we announced a three-year repurchase authorization of up to $400 million of outstanding shares of our common stock over the three-year period from September 3, 2021 through September 3, 2024. As of September 30, 2023, we have repurchased a total of 6,793,266 outstanding shares at an aggregate cost of $236 million, and we had $164 million remaining available for future repurchases under this program. See Liquidity and Capital Resources – Liquidity in Part I, Item 2 of this Quarterly Report on Form 10-Q for more information.

Period	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs (in millions)
Jul. 1, 2023 through Jul. 31, 2023	485,798	$33.45	485,798	$189
Aug. 1, 2023 through Aug. 31, 2023	524,233	33.38	524,233	171
Sep. 1, 2023 through Sep. 30, 2023	231,182	32.42	231,182	164
Total	1,241,213	$33.23	1,241,213	$164

________________________________

(1) The average price paid per share is calculated on a trade date basis and excludes associated fees.

ITEM 6. EXHIBITS

Exhibit Number	Description
2.1

Separation and Distribution Agreement, dated as of September 28, 2018, by and between ServiceMaster Global Holdings, Inc. and Frontdoor, Inc. (incorporated by reference to Exhibit 2.1 to Frontdoor’s Current Report on Form 8-K filed on October 1, 2018).

3.1	Restated Certificate of Incorporation of Frontdoor, Inc. (incorporated by reference to Exhibit 3.1 to Frontdoor’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021).
3.2*	Amended and Restated Bylaws of Frontdoor, Inc.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a - 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a - 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE*	Inline XBRL Extension Presentation Linkbase.
104*	Cover page formatted as Inline XBRL and included in Exhibit 101.

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

FRONTDOOR, INC.

Date: November 1, 2023	By:	/s/ Jessica P. Ross
		Name:	Jessica P. Ross
		Title:	Senior Vice President and Chief Financial Officer (principal financial officer)