Form 10-K
period 2023-12-31
Frontdoor, Inc.
filed 2024-02-28
CIK 1727263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________________________________________

FORM 10-K

________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the closing price, was approximately $2.6 billion.

As of February 23, 2024, there were 78,382,043 shares outstanding of the registrant’s common stock, par value $0.01 per share.

Documents incorporated by reference:

Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2024 annual meeting of stockholders (the “Proxy Statement”) are incorporated by reference into Part III hereof. Such Proxy Statement will be filed within 120 days of the registrant’s fiscal year ended December 31, 2023.

Frontdoor, Inc.

Annual Report on Form 10-K

GLOSSARY OF TERMS AND SELECTED ABBREVIATIONS

In order to aid the reader, we have included certain defined terms and abbreviations used throughout this Annual Report on Form 10-K as set forth below:

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
Home Warranty

A home service contract, sometimes called a residential service contract, home warranty or home protection contract, provides for the repair and/or replacement of certain home systems and appliances for breakdowns that occur as a result of normal wear and tear

HVAC	Heating, ventilation and air conditioning
IRS	U.S. Internal Revenue Service
LIBOR	London Inter-bank Offered Rate
NASDAQ	Nasdaq Global Select Market
Omnibus Plan	Frontdoor, Inc. 2018 Omnibus Incentive Plan
Parent Company	Frontdoor, Inc.
Prior Revolving Credit Facility	$250 million revolving credit facility in place prior to the effectiveness of the Revolving Credit Facility
Prior Term Loan Facility	$650 million senior secured term loan facility in place prior to the effectiveness of the Term Loan Facilities
Revolving Credit Facility	$250 million revolving credit facility effective June 17, 2021
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SOFR	Secured Overnight Financing Rate
Streem	Streem, LLC, our technology business that uses augmented reality, computer vision and machine learning to provide services
Term Loan A	$260 million term loan A facility effective June 17, 2021
Term Loan B	$380 million term loan B facility effective June 17, 2021
Term Loan Facilities	The Term Loan A together with the Term Loan B
Topic 848	ASC 848, Reference Rate Reform
U.S. or United States	United States of America
U.S. GAAP	Accounting principles generally accepted in the United States of America

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

•the ability of our marketing efforts to be successful and cost-effective;

•our dependence on our first-year real estate and direct-to-consumer acquisition channels and our renewal channel;

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

•physical effects of climate change, including adverse weather conditions and Acts of God, along with the increased focus on sustainability;

•increases in tariffs or changes to import/export regulations;

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

PART I

ITEM 1. BUSINESS

Overview

Frontdoor is the leading provider of home warranties in the United States, as measured by revenue, and operates primarily under the American Home Shield brand. Our customizable home warranties help customers protect and maintain their homes, typically their most valuable asset, from costly and unplanned breakdowns of essential home systems and appliances. We maintain regular contact with our customers as we handle approximately four million service requests annually utilizing our nationwide network of approximately 16,000 qualified professional contractor firms in a wide range of trades and with diverse skills and capabilities. We provide our customers with a compelling value proposition by offering financial protection against unplanned and expensive home repairs, coupled with the convenience of having repairs guaranteed by us and completed by experienced professionals whose quality levels are continuously monitored.

Our value proposition to our professional contractor network is equally compelling as we provide them access to our significant work volume, thus increasing their business activity while enhancing their ability to manage their financial and human capital resources. We realize significant economies of scale as a result of our volume of service requests, and we intend to leverage our enhanced customer- and contractor-centric technology platform, robust independent contractor network, existing customer base, purchasing volume for parts, appliances and home systems, and extensive history and deep understanding of the home services industry to generate sustained revenue growth of our home warranty brands.

We also plan to continue to leverage these unique attributes to expand on-demand home services. We offer on-demand home services via our website and through our subscription-based Frontdoor app. The app is intended to provide a one-stop experience for home repair and maintenance using video chat, augmented reality and video collaboration tools. Homeowners can get help in real time, as our expert may be able to provide a virtual diagnosis of the issue and help them fix the problem, reducing the need for an in-home visit from a professional. When repairs are needed, we offer the homeowner a list of local, vetted professionals to make the repair. We also offer homeowners other benefits including do-it-yourself tips and discounts through our app. In 2022, we began to shift the focus of our Streem technology platform (which incorporates video chat capability, augmented reality, computer vision and machine learning) to primarily concentrate on integrating the technology into our core product offerings, including the Frontdoor app. We continue to license this technology to third-party business-to-business customers as a software-as-a-service platform but intend to discontinue this third-party business by the end of 2024.

As of December 31, 2023, we had 2.0 million active home warranties across all brands in the United States, including our American Home Shield, HSA, OneGuard and Landmark brands. Our home warranty customers usually subscribe to an annual service plan agreement that covers the repair or replacement of major components of more than 20 home systems and appliances, including electrical, plumbing, HVAC systems, water heaters, refrigerators, dishwashers and ranges/ovens/cooktops, as well as optional coverages for electronics, pools, spas and pumps. Given the potentially high cost of a major appliance or home system breakdown, the cumbersome process of vetting and hiring a qualified repair professional and, typically, the lack of a formal guarantee for services performed by repair professionals in retail, our customers place high value on the budget protection, peace of mind, convenience, repair expertise and service guarantee our home warranties deliver.

As home systems and appliances become more complex, and the needs of our customers continue to evolve, we believe our ability to innovate through upgraded and customized product offerings, differentiated service offerings and channel diversification focused on key customer segments will continue to drive customer growth and retention. The expansion of our home warranty offerings, new branding initiatives, and the utilization of dynamic pricing algorithms, as well as our investments in on-demand home services, our Frontdoor app and our technology platform, position us for growth.

Our multi-faceted value proposition resonates with a broad customer demographic. Additionally, our range of product offerings—from extensive home warranty coverage to on-demand services and maintenance to virtual diagnosis—can meet customer needs, whether they are seeking budget protection, assistance in finding a contractor or want only guidance for a do-it-yourself solution. We acquire our customers through awareness driven through the real estate channel and directly by advertising and marketing our brands through our direct-to-consumer (“DTC”) channel. As a result of our strong customer value proposition, 77 percent of our revenue in 2023 was generated through existing customer renewals, which was in line with historical averages, driving consistency and predictability in our revenues. In addition, a significant majority of our home warranty customers renew automatically on an annual basis.

We are selective with onboarding new contractor firms into our nationwide network and continuously monitor service quality through a set of rigorous performance measures, relying heavily on direct customer feedback. We classify a subset of our independent contractor network as “preferred,” representing firms that meet our highest quality standards and are our most cost-effective providers. Our preferred contractor network completed 83 percent of our service requests in 2023. We believe that increased usage of our preferred contractors leads to higher customer retention rates as well as lower costs. We intend to leverage our preferred contractor base, and our ability to offer virtual diagnosis of issues, to enhance our contractors’ and customers’ experience, and to expand deeper into home repair and maintenance services.

For the year ended December 31, 2023, we generated revenue, net income and Adjusted EBITDA of $1,780 million, $171 million and $346 million, respectively. For a reconciliation of Adjusted EBITDA to net income, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Adjusted EBITDA.”

Our Opportunity

Frontdoor operates within the estimated $500 billion revenue U.S. home services industry, and more specifically, in repair and maintenance sectors of the industry that have an estimated aggregate $100 billion in revenue. The home warranty category currently represents approximately $4 billion. We view increased penetration within the U.S. home services industry as a long-term growth opportunity. This category is currently characterized by low household penetration with an estimated five million of 130 million U.S. households (owner-occupied homes and rentals), or approximately four percent, covered by a home warranty. In addition, we believe consumer preference for budget protection and convenience as home systems and appliances become more complex will emphasize the value proposition of qualified professional repair and maintenance services and, accordingly, the coverage benefits offered by a home warranty.

We also believe that we are well-positioned to capitalize on our leading position in the home warranty category to provide services to consumers in the broader repair and maintenance sectors in the U.S. home services industry. As consumer demand shifts toward more convenient, outsourced services, we believe we have an opportunity as a reliable, scaled service provider with a nationwide network of qualified professional service providers to expand further into on-demand home services. We expect to continue to leverage the quality, trust and brand awareness of our brands, including the new ones, to grow our on-demand offerings and to allow us to demonstrate the enhanced value that we can offer to both consumers and contractors.

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

Our Competitive Strengths

We believe the following competitive strengths have been instrumental to our success and position us for future growth:

Leader in Large, Fragmented and Growing Category. We are the leader in the U.S. home warranty category. Over the past five decades, we have developed a marketplace reputation built on the strength of our brands, our customer and contractor value proposition and our service quality. As a result, we enjoy industry-leading brand awareness and offer high-quality customer service, both of which are key drivers of the success of our customer acquisition and retention efforts. Our size and scale help facilitate contractor selection and purchasing volume for parts, appliances and home systems, as well as the ability to realize marketing and operating efficiencies.

High-Value Service Offerings. We provide our customers with a compelling value proposition by offering financial protection against unplanned and expensive home repairs, coupled with the convenience of having repairs guaranteed by us and completed by experienced professionals whose quality levels are continuously monitored. In contrast with insurance products that have low frequency of use, we pay claims on behalf of our home warranty customers more than once per year, on average. We believe this high level of engagement reinforces our customer value proposition and leads to improved retention rates. We believe our customer retention rate is further evidence of the value our customers place on our service and the quality of execution that we provide.

Unique and Compelling Independent Contractor Network. We maintain and manage a nationwide network of approximately 16,000 independent professional contractor firms in a wide range of trades and with diverse skills and capabilities. We are selective with onboarding new contractor firms into our nationwide network and continuously monitor service quality through a set of rigorous performance measures, relying heavily on direct customer feedback. We classify a subset of our independent contractor network as “preferred,” representing firms that meet our highest quality standards and are our most cost-effective providers. We believe that increased usage of our preferred contractors leads to higher customer retention rates as well as lower costs. Our value proposition to our professional contractor network is equally compelling as we provide them access to our significant work volume, thus increasing their business activity while enhancing their ability to manage their financial and human capital resources. We realize significant economies of scale as a result of our volume of service requests.

Technology-Enabled Platform Drives Efficiency and Quality of Service. We are focused on constantly improving the customer and contractor experience. We continuously develop and refine our advanced customer- and contractor-centric technology platform to enhance the experience for our customers, contractors and commercial partners. Our platform allows customers to purchase a home warranty, request a maintenance or repair service, virtually communicate with a representative, learn about home maintenance and repairs, manage their account and track the progress of their service requests, all from their smartphone or other connected device. Our contractor technology platform makes it easier for contractors to work with us and improves communications between contractors and our customers. Our realtor technology platform makes it easier for realtors to work with us and, therefore, recommend our product offerings to their clients.

Our technological capabilities are also enhanced by our Streem technology platform, which uses video chat capability, augmented reality, computer vision and machine learning to connect homeowners with one of our experts, who may be able to provide a virtual diagnosis of the issue and help them fix the problem, reducing the need for an in-home visit from a professional.

We believe our technology-enabled platform provides a foundation for operational and customer service excellence and differentiation, ultimately driving customer and contractor retention and growth.

Multi-Channel Sales and Marketing Approach Supported by Sophisticated Consumer Analytics. Our multi-channel sales and marketing approach is designed to understand our customers’ key decision points during the purchase of home services to generate revenue, better serve their needs, and build brand value. We use this information to help us design product offerings and differentiate our brands and product offerings to meet the diverse and changing needs of consumers.

In the real estate channel, we leverage marketing and information service arrangements, as well as a team of inside and field-based sales associates to train, educate and market our plans through real estate brokers and agents at both local, regional and national levels. We have relationships with each of the top ten real estate brokers in the United States, and we view these strategic relationships as a valuable aspect of our sales model.

In the DTC channel, we increasingly utilize sophisticated consumer analytics and testing models that allow us to more effectively segment our prospective customers and deliver tailored marketing campaigns and messaging, together with sophisticated pricing and discounting models. In addition, we have deployed more sophisticated marketing and media tools to attract customers, including content marketing, online reputation management and social media channels. The efficacy of our marketing efforts is demonstrated by our ability to cost-effectively generate quality leads that we convert through phone and online sales.

Diverse, Recurring and Stable Revenue Channels. We acquire new home warranty customers through two channels, real estate and DTC, which are offered nationally. We believe our ability to acquire customers through the DTC channel helps to mitigate the effect of potential cyclicality in the home real estate market and our nationwide presence limits the impact of poor economic conditions. We also benefit from predictable and recurring revenue, as our home warranty customers typically sign annual contracts, and 77 percent of our revenue in 2023 was generated through existing customer renewals, which was in line with historical averages. Additionally, 86 percent of our home warranty customers are on a monthly auto-pay program. Auto-pay customers historically have been more likely to renew than non-auto-pay customers. Our business model continues to prove resilient through various business cycles as evidenced by our compound annual revenue growth rate of seven percent from 2018 to 2023.

Leveraging Dynamic Pricing. We utilize dynamic pricing into our renewal and DTC channels, which allows us to leverage our proprietary data platform to adjust our plan prices based on factors such as the strength of our contractor network or characteristics of homes in a market. We are using these capabilities to offer more attractive pricing overall, enabling us to expand our potential customer base to those previously priced out of the market due to the industry's historical practice of state-level pricing.

Capital-Light Business Model. Our business model generates strong Adjusted EBITDA margins and requires limited capital expenditures. As such, we have a capital-light business model that drives potential for strong cash flow generation. We may, from time to time, make more significant investments in capability-expanding technology, including continued investments in our technology-enabled platform to drive efficiency and quality of service. For the year ended December 31, 2023, net cash provided from operating activities was $202 million, and Free Cash Flow was $170 million. For a reconciliation of Free Cash Flow to net cash provided from operating activities, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Cash Flows.”

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

Our Business Strategies

We intend to profitably grow our business by:

Increasing Our Home Warranty Penetration. We intend to further increase our home warranty penetration by making strategic investments to educate consumers on our compelling value proposition, targeting homeowners more effectively through a variety of product offerings, further improving the customer experience and attracting new real estate brokers, contractor firms and business partners. Further, we believe on-demand home services provide us more opportunities to introduce customers to our overall home warranty value proposition. We intend to leverage our analysis of consumer preferences to offer home warranties that meet the needs of consumers who prefer traditional home warranties, as well as those seeking on-demand services.

Delivering Superior Customer Experience. We will continue to improve the customer experience by deepening our investments in our integrated technology platform, self-service capabilities, business intelligence platforms, customer service operations and contractor management systems, as well as continuing to improve our communications related to our home warranties. These targeted investments are expected to result in an enhanced customer experience by providing a more convenient service and improving contractor efficiencies and engagement. We believe these initiatives will lead to improved retention rates over time, cost-savings and the opportunity to deliver additional services to a broader base of satisfied customers.

Growing Our Supply Network of Independent Contractors. We are focused on growing our high-quality nationwide network of qualified professional contractor firms, particularly our base of preferred contractors. These firms are in a wide range of trades and possess diverse skills and capabilities. Our contractor relations team utilizes a selective process to choose new contractor firms and continuously monitors their service quality. We are also improving the way in which we do business with our contractors by enhancing contractor relations for improved efficiency, allowing our contractors to better focus on our customers’ experience. We believe growing our contractor base within existing service locations and in new geographies, while maintaining service excellence, will drive further penetration of our home warranties and on-demand home services and differentiate our product offerings relative to competitors. We believe that increased usage of our preferred contractors leads to higher customer retention rates as well as lower costs.

Continuing Digital Innovation. We are continuing to invest in digital innovation to further increase the ease-of-use of our technology platform for our customers, contractors and commercial partners. In recent years, we have developed a robust customer technology platform, which makes it easy for customers to purchase from us, including through the use of digital payments, request service, receive personalized shopping experiences and home maintenance tips, and manage their account from the convenience of a smartphone or other connected device, whether through our website or our app. Our contractor technology platform makes it easier for contractors to work with us and improves communication between contractors and our customers. Our realtor technology platform makes it easier for realtors to work with us and, therefore, recommend our product offerings to their clients. As we continue to make investments in digital innovation, these enhanced digital platforms will be the foundation of both our home warranty brands and on-demand home services.

We are also leveraging our Streem technology platform, which uses video chat capability, augmented reality, computer vision and machining learning to offer real time help to homeowners from our experts, who may be able to guide homeowners to fix the repair, reducing the need for an in-home visit from a professional. We believe that leveraging our capabilities to offer upfront diagnostics of home repairs will reduce the time required for completion of repairs and reduce carbon emissions related to in-home visits.

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

Providing Customers Access to High-Quality and Convenient On-Demand Home Services. Our on-demand home services platform offers customers access to home systems repair and diagnostic services with convenient scheduling, upfront pricing on select services and ongoing support. For contractors, this product offering provides actual revenue opportunities, not just leads, as well as access to our scheduling services. We believe that on-demand services will strengthen our home warranty brands by highlighting the value proposition and convenience of our services.

By offering on-demand home services, we can provide additional services to our existing customers and reach new customers, including those not currently interested in home warranties. We intend to continue to leverage our existing sales channels and service platform to deliver additional value-added services to our on-demand home services customers. Our product development teams draw upon the experience of our home warranty brands to both create innovative customer solutions for the existing product suite and identify service and category adjacencies. For example, we offer existing home warranty customers pre-season HVAC tune-ups and a lock re-keying service. We also offer add-on warranties, covering items such as home electronics, which we believe add value to our home warranties and result in improved retention rates. We believe these new service offerings will lead to higher customer engagement, ultimately leading to stronger customer loyalty and retention.

Pursuing Selective Acquisitions. We anticipate that the highly fragmented nature of the home warranty category will continue to create strategic opportunities for acquisitions. Historically, we have used acquisitions to cost-effectively grow our customer base in high-growth geographies, and we intend to continue to do so. We may also explore opportunities to make strategic acquisitions that will expand our service offering in the broader home services industry. We have also used acquisitions to enhance our technological capabilities and geographic presence.

Sales and Marketing

We market our brands and services to homeowners on a national and local level through various means, including broadcast, digital, marketing partnerships and affiliate relationships and remarketing. We partner with various participants in the residential real estate marketplace, such as real estate brokers and insurance carriers, to market our home warranties. In addition, we sell through our customer service team, mobile-optimized e-commerce platform and national sales teams. We utilize the following customer acquisition channels:

Real estate channel. Our plans have historically been used to provide peace of mind to home buyers by protecting them from large, unanticipated out-of-pocket expenses related to the breakdown of major home systems and appliances during the first year after an existing home purchase. We leverage marketing and information service arrangements and a team of field-based sales associates and leaders who focus on defined geographic areas to train and educate real estate brokers and agents within their territory about the benefits of a home warranty by working directly with real estate offices and participating in broker meetings and national sales events. Those brokers and agents then market our home warranties to home buyers and sellers.

In 2023, we estimate approximately 800,000 homes were sold with a home warranty out of the approximately 4.1 million homes sold, reflecting a continued decline in sales of home warranties. The historically high demand for homes has led to reduced incentive for sellers to offer a home warranty and less time for the attachment of a home warranty during the sale transaction. In 2023, customers in our real estate channel renewed at a rate of 30 percent after the first contract year. Revenue from this channel was $141 million, $184 million and $252 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Direct-to-consumer channel. We have invested significant resources to develop the DTC channel to broaden our reach beyond home real estate transactions. Our value proposition resonates with a wide range of homeowners, from those who find security in a plan protecting against expensive and unplanned breakdowns in the home to those seeking convenient services from qualified contractors. This strong value proposition is promoted to our potential customers through marketing partnerships, search engine marketing, content marketing, social media, direct mail, television, radio, print advertisements and telemarketing, and sold through our customer service team and mobile-optimized e-commerce platform. We continue to strategically invest to expand the DTC channel given its high customer retention rates and customer lifetime value. Our research indicates a relatively low home warranty penetration rate of four percent of U.S. households and significant opportunity in the broader home repair and maintenance sectors. We believe that penetration rates will increase over time as consumers become more aware of, and educated about, the value of home warranties and the full suite of product offerings of our brands.

In 2023, we estimate over four million of the 127 million U.S. households (excluding homes sold) had a home warranty. In 2023, customers in our DTC channel renewed at a rate of 73 percent after the first contract year. Revenue from this channel was $194 million, $219 million and $201 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Customer renewals. For the year ended December 31, 2023, we generated 77 percent of our revenue through existing customer renewals compared to 72 and 69 percent for the years ended December 31, 2022 and 2021, respectively. We have made significant investments in our integrated technology platform, self-service capabilities, business intelligence platforms, customer service operations and contractor management systems, which we believe position us to further improve our customer retention rate.

In 2023, customers in our renewal channel renewed at a rate of 79 percent. Revenue from renewals was $1,367 million, $1,203 million and $1,103 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Across all three channels, in 2023, customers renewed at a rate of 73 percent, and our overall customer retention rate was 76 percent. We calculate the rates at which our customers renew as the ratio of the number of home warranties renewed during the period to the number of home warranties originally set to expire during the period. We calculate our customer retention rate as the ratio of the number of ending home warranties to the sum of the number of beginning home warranties, new home warranty sales and acquired accounts for the applicable period. The rate at which customers renew and customer retention rate are presented on a rolling, 12-month basis in order to avoid seasonal anomalies.

Customers, Contractors, Suppliers and Geographies

Customers. As our customers are predominantly owners of single-family residences, our business is not reliant on any single customer. As of December 31, 2023, we had 2.0 million active home warranties. We believe there is opportunity to market our services to a broader customer base seeking differentiated home warranties, on-demand services and self-help guidance.

Contractors. We have a nationwide network of approximately 16,000 qualified professional contractor firms in a wide range of trades and with diverse skills and capabilities. The qualification process for a contractor includes assessing its online presence and customer reviews, gathering public information about the company, reviewing references from customers and other contractors, and confirming it meets our insurance and licensing standards. In addition, contractors must agree to our service requirements, such as timely appointments and follow-ups with all customers, guaranteed workmanship, professionalism and availability. Our contractors are supported by a designated contractor relations representative who guides them through the process of working with us, from onboarding to the first service call and to continuous monitoring and training.

No contractor accounted for more than five percent of our cost of services rendered in 2023. We classify a subset of our independent contractor network as “preferred,” representing firms that meet our highest quality standards and are our most cost-effective providers. Our preferred contractor network completed 83 percent of our service requests in 2023. We believe that increased usage of our preferred contractors leads to higher customer retention rates as well as lower costs.

Suppliers. We are dependent on a limited number of suppliers for various key components used in our product offerings, and the cost, quality and availability of these components are essential to our services. Direct supplier spend, which excludes purchases made by our contractors, made up approximately 25 percent of our cost of services rendered in 2023, and we have multiple national supplier agreements in place. We have six national suppliers of parts, appliances and home systems that each account for more than five percent of our supplier spend. We continue to seek to deepen and expand our supplier relationships, improve access to appliances with the highest demand, increase speed of parts acquisition and expand our service provider network.

Geographies. A significant percentage of our revenue is concentrated in the western and southern regions of the United States, including California, Florida and Texas.

Technology

We are continuing to invest in digital innovation to further increase the ease-of-use of our technology platform for our customers, contractors and commercial partners.

Customers. We operate a robust customer technology platform, which makes it easy for customers to purchase from us, request service and manage their account from the convenience of a smartphone or other connected device. Approximately 50 percent of our DTC sales in 2023 were made online, and more than 50 percent of our total service request volume was entered online or through our interactive voice response system. Our customer MyAccount platform had over one million active users at the end of 2023, allowing customers to manage their account, request service, receive home maintenance tips and electronically communicate with a representative online without having to call our customer service team. In certain instances, our technology platform enables homeowners to use their smartphone cameras to engage in a video chat with one of our experts who can remotely see the item that needs attention and capture a variety of important details about the item, potentially helping to reduce the time required for completing repairs and even eliminating the need for a technician to visit the home by offering a simple do-it-yourself solution.

Contractors. Our contractor technology platform makes it easier for contractors to work with us and improves communication between contractors and our customers. Our contractor portal had over 18,000 active users at the end of 2023, and our platform sent approximately 1.3 million “On-My-Way” notifications to customers, letting them know their contractor was en route to their home.

Commercial partners. Our realtor technology platform makes it easier for realtors to work with us and, therefore, recommend our product offerings to their clients. Approximately 69 percent of real estate channel orders were placed online in 2023. Our realtor portal had approximately 69,000 active users at the end of 2023, allowing realtors to enter, edit, view and print order confirmations and view and manage expiring orders.

Competition

We compete in the U.S. home warranty category and the broader U.S. home services industry. The home warranty category is highly competitive. While we have a broad range of competitors in each locality and region, we are one of the few companies that provide home warranties nationwide. The broader U.S. home services industry is also highly competitive. We compete against businesses providing on-demand home services directly and those offering leads to contractors seeking to provide on-demand home services. The principal methods of competition, and by which we differentiate ourselves from our competitors, are quality and speed of service, contract offerings, brand awareness and reputation, customer satisfaction, pricing and promotions, contractor network and referrals. We believe our nationwide network of qualified professional contractor firms, in combination with our large base of contracted customers, differentiate us from other platforms in the home services industry.

Human Capital Management

As of December 31, 2023, we had 1,716 employees, none of whom is represented by a labor union. 1,666 employees were employed in the United States, and 50 employees were employed in India where they provided technology services for our business. We believe our overall relations with our workforce are good. In addition to our employees, we utilize business process outsourcing firms who are independent contractors and handle a range of customer service, administrative and similar tasks for our business. Our corporate website, www.frontdoorhome.com, includes additional information about human capital management at Frontdoor.

Health and Safety. We have implemented a virtual-first work environment, resulting in the majority of our employees working remotely with certain teams engaging in travel and in-person meetings on a regular cadence. Our support for employees’ health and safety has expanded to focus on key aspects related to working from home, including support for mental health. We include in new employee onboarding training and tips on health and safety risks at home, such as physical risks from poor home office ergonomics. Our regular internal corporate communications feature virtual working tips, employee highlights, health and safety ideas and business discussions, all of which are designed to keep employees connected and engaged.

Inclusion and Diversity. We embrace the diversity of our employees, contractors, customers and other stakeholders. Everyone is valued and appreciated for their distinct contributions to the growth and sustainability of our business. We strive to cultivate a culture and vision that supports and enhances our ability to recruit, develop and retain diverse talent at every level. Our diversity and inclusion efforts are led by our Diversity Council, which is supported by our Chief Executive Officer and comprised of other senior and cross-functional leaders and our director of diversity and inclusion. The Diversity Council sponsors employee resource groups to support and celebrate the diversity of our employees. Currently, we have six associate resources groups, which are a crucial aspect of our commitment to diversity, equity and inclusion within our organization and play a pivotal role in providing a platform for our employees to connect, learn and grow both personally and professionally. As of December 31, 2023, our employees have self-identified as 64 percent female, 36 percent male and 41 percent racially/ethnically diverse.

Employee Benefits and Talent Development. In 2023, we again engaged in a review and update of our employee benefits and vacation programs to improve our healthcare coverage and provide support for healthcare needs of our employees. We have sponsored mentorship and development programs to support development for our employee population.

Employee Engagement. We strive to not only give each employee a job, but also a voice. To make sure we hear our employees’ voices when they speak, we seek employee engagement and satisfaction feedback. We actively track and monitor the results of employee surveys in search of trends and opportunities. The surveys inform our human resources strategy so that we can adjust and adapt to our employees’ needs as they change and evolve. Leaders receive team-level dashboards; have the opportunity for supplemental training and support to understand how to review, share and discuss their results with their teams; and take meaningful actions together to continuously improve employee experiences. We also monitor employee turnover.

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

Intellectual Property

We hold various service marks, trademarks and trade names, such as Frontdoor, American Home Shield and the Frontdoor logo, that we deem particularly important to our advertising and marketing activities. We develop the substantial majority of our product and service offerings internally and have extended our product and service offerings and intellectual property through acquisitions of businesses and technologies. We also license intellectual property rights in certain circumstances. We have a number of U.S. patents and U.S. and foreign pending applications that relate to various aspects of our Streem technology. While we believe that our patents have value, no single patent is essential to us or to any of our principal businesses. Rapid technological advances in cloud, software and hardware development, evolving standards in computer hardware and software technology, changing customer needs and frequent new product introductions, offerings and enhancements characterize the markets in which we compete. We plan to continue to dedicate resources to research and development efforts to maintain and improve our current products and services offerings.

Insurance

We maintain insurance coverage that we believe is appropriate for our business, including workers’ compensation, general liability and property insurance. In addition, we provide insurance for our home warranty claims in Texas via our wholly-owned captive insurance company.

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

These federal, state and local laws and regulations include laws relating to consumer protection, unfair and/or deceptive trade practices, service contracts, home warranties, home service plans, real estate settlement, wage and hour requirements, contractors, the employment of immigrants, labor relations, licensing, building code requirements, workers’ safety, environmental, privacy and data protection, securities, insurance coverages, sales tax collection and remittance, healthcare, employee benefits, marketing (including, without limitation, telemarketing) and advertising. In addition, we are regulated by the Consumer Financial Protection Bureau and in certain states by the applicable state insurance regulatory authority or other state regulatory bodies, such as the Virginia Department of Agriculture and the Texas Department of Licensing and Regulation.

We are subject to federal, state and local laws and regulations designed to protect consumers, including laws governing deceptive trade practices, consumer privacy and fraud, the collection and use of consumer data, telemarketing and other forms of solicitation. The telemarketing rules adopted by the Federal Communications Commission pursuant to the Federal Telephone Consumer Protection Act and the Federal Telemarketing Sales Rule issued by the Federal Trade Commission govern our telephone sales practices. In addition, some states and local governing bodies have adopted laws and regulations targeted at direct telephone sales, i.e., “do-not-call” regulations. The implementation of these marketing regulations requires us to rely more extensively on other marketing methods and channels. In addition, if we were to fail to comply with any applicable law or regulation, we could be subject to substantial fines or damages, be involved in lawsuits, enforcement actions and other claims by third parties or governmental authorities, suffer losses to our reputation and our business or suffer the loss of licenses or registrations or incur penalties that may affect how the business is operated, any of which, in turn, could have a material adverse effect on our financial position, results of operations and cash flows.

Available Information

Our corporate website address is www.frontdoorhome.com. We use our website as a channel of distribution for company information. We will make available free of charge on the Investor section of our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act. We also make available through our corporate website other reports filed with or furnished to the SEC under the Exchange Act, including our proxy statements and reports filed by officers and directors under Section 16(a) of the Exchange Act, as well as our Code of Conduct and Financial Code of Ethics. Financial and other material information regarding Frontdoor is routinely posted on our website and is readily accessible. We do not intend for information contained on our website to be part of this Annual Report on Form 10-K.

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

Risks Related to Our Business

Changing macro-economic conditions, including inflation, global supply chain challenges and rising interest rates, especially as they may affect existing home sales or consumer sentiment or unemployment, may adversely impact our business, financial position, results of operations and cash flows.

Our results of operations are dependent upon consumer spending. Changes in general economic conditions and consumer confidence, particularly in our largest markets—California, Florida and Texas—could adversely affect the demand for our services. Consumer spending and confidence tend to decline during times of declining economic conditions. Unfavorable changes in economic conditions, which are typically beyond our control, including without limitation, as a result of weak home sales, higher home foreclosures, inflation, slowing growth, rising interest rates, recession, changes in the political climate, war (including, but not limited to, the conflict between Russia and Ukraine and in the Middle East), supply chain or labor market disruptions, banking or financial market disruptions, declining consumer confidence, rising unemployment rates, epidemic disease or other adverse changes, could adversely affect consumer spending levels, reduce demand for our services and adversely impact our business, financial position, results of operations and cash flows.

With respect to interest rates, in particular, the Federal Reserve increased interest rates eleven times in 2022 and 2023 in response to increasing inflation. The rise in interest rates has caused buyer apprehension and affordability concerns, resulting in a decrease in home sales in 2022 and 2023 and has negatively impacted our real estate channel. Although the Federal Reserve has indicated that it may lower interest rates in 2024, the trajectory of current rates remains uncertain. To the extent interest rates remain elevated, such elevated interest rates could continue to negatively affect mortgage rates and negatively impact the real estate channel.

We may not successfully implement our business strategies, including achieving our growth objectives.

We may not be able to fully implement our business strategies or realize, in whole or in part within the expected time frames, the anticipated benefits of various new business, growth or other initiatives. Our business strategies and initiatives, including increasing our home warranty penetration, delivering superior customer experience, growing our supplier network of independent contractors, continuing digital innovation, leveraging dynamic pricing, providing customers access to our high-quality, qualified network of contractors for on-demand home services and pursuing selective acquisitions, are subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control.

In addition, our financial performance is affected by changes in the services and products we offer to customers. We may incur significant costs to implement our strategies, service and product offerings, which may not succeed in increasing revenue, growing our customer base or growing profitability. For example, in 2023, our business underwent significant transformation as we undertook rebranding initiatives in connection with the launch of our Frontdoor app. We cannot provide any assurance that these rebranding initiatives will be effective. An unsuccessful execution of strategies, including the rollout of new, or the adjustment of any existing, services or products or sales and marketing plans, could cause us to reevaluate or change our business strategies and could have a material adverse impact on our reputation, business, financial position, results of operations and cash flows.

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

With respect to our marketing efforts, we may also include certain discounts or other promotional rates in order to attract and retain customers. These efforts may require increasing amounts or be offered at increasing frequency over time. Certain factors including the nature and type of our services offered, potential and existing customers’ perception of the value of our services, and other macroeconomic factors like general economic conditions and consumer sentiment may impact our efforts. These efforts may not be successful or cost-effective over time.

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

A significant percentage of our sales are generated through our first-year real estate customer and direct-to-consumer acquisition channels, which feed our renewal channel. In our real estate channel, our strategic relationships with top real estate brokers and agents are important to our business because they provide marketing and information services that are useful to our real estate customer acquisition channel. These brokers and agents are independent parties that we do not control, and we cannot guarantee that our strategic partnership arrangements with them will continue at current levels or at all. An inability to maintain these relationships could have a material adverse effect on our business, financial position, results of operations and cash flows.

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

•       when mortgage interest rates are high or rise, as they did in 2022 and 2023;

•       when the availability of credit, including commercial and residential mortgage funding, is limited;

•       when real estate values are declining; or

•       conversely, when demand for existing homes exceeds supply.

Consumer demand for services purchased through our first-year DTC channel can fluctuate and, as such, is subject to changes in macro-economic conditions, including interest rates and inflation, as well as consumer sentiment about the value of home warranties and our reputation as a home warranty provider. Consumer demand may also be significantly influenced by the success of marketing and promotions by us or by our competitors. If we are unsuccessful in attracting consumers to our home warranties, we could experience a material adverse impact to our business, financial position, results of operations and cash flows.

We depend on our renewal channel for a substantial percentage of our sales.

Our third and largest sales channel is our renewal channel. Sales in this channel are dependent upon the flow of sales from our first-year real estate and DTC channels, as well as our customers’ perceptions of the value of our home warranties, and accordingly, their willingness to renew their plans. Any decrease in sales from period to period in our real estate and DTC channels may have a negative impact on future growth opportunities in our renewal channel. Whether existing customers choose to renew their home warranties is driven by both external factors such as macroeconomic conditions our reputation and actions of our competitors, as well as internal factors such as their experience with our home warranties, including whether they have used their home warranties and their satisfaction with any services we provided, and how they perceive the value of our home warranties in light of the cost of a renewal.

Our industry is highly competitive. Competition could reduce demand for our services and adversely affect our reputation, business, financial position, results of operations and cash flows.

We operate in a highly competitive industry. Changes in the sources and intensity of competition in the industry in which we operate may impact the demand for our services and may also result in additional pricing pressure. Heightened industry competition could adversely affect our business operations by impacting our contractor selection and purchasing power for parts, appliances and home systems. Regional and local competitors operating in a limited geographic area may have lower labor, employee benefits and overhead costs than us. The principal measures of competition in our business include customer service, brand awareness and reputation, fairness of contract terms, including contract price and coverage scope, contractor network and quality, and speed of service. We may be unable to compete successfully against current or future competitors, and the competitive pressures that we face may result in reduced demand for our services, reduced pricing and other adverse impacts to our reputation, business, financial position, results of operations and cash flows.

Our future success depends on our ability to attract, retain and maintain our network of third-party contractors and vendors and their performance.

Our ability to conduct our operations is in part impacted by reliance on a network of third-party contractors. Our future success and financial performance depend substantially on our ability to attract and retain qualified third-party contractors, and their availability, and ensure third-party contractor compliance with our policies, standards and performance expectations. However, these third-party contractors are independent parties that we do not control, and who own, operate and oversee the daily operations of their individual businesses. If third-party contractors do not successfully operate their businesses in a manner consistent with required laws, standards and regulations, we could be subject to claims from regulators or legal claims for the actions or omissions of such third-party contractors. In addition, our relationship with our third-party contractors could become strained (including resulting in litigation) as we impose new standards or assert more rigorous enforcement practices of our existing standards and performance expectations. When a contractor relationship is terminated, there is a risk that we may not be able to enter into a similar agreement with an alternate contractor in a timely manner or on favorable terms. We could incur costs to transition to other contractors, and these costs could materially adversely affect our results of operations and cash flows. We could also fail to provide service to our customers if we lose contractors that we cannot replace in a timely manner, which could lead to customer complaints and possible claims and litigation. In addition, our third-party contractors interact directly with our customers, and if our third-party contractors do not provide satisfactory services, our retention rate, reputation and business may be adversely affected. In addition, these potential impacts may be enhanced upon termination of a relationship with a preferred contractor, as approximately 83 percent of our service requests were completed by our preferred contractor network in 2023.

We are also dependent on vendors for parts, appliances and home systems and the ability to rely on the pricing for such goods in the contracts we negotiate with these vendors. In recent years, global supply chain challenges, including as a result of the COVID-19 pandemic, have led to industry-wide price increases for parts and equipment as well as availability challenges across our trades as demand has outpaced production. If we cannot obtain the parts, appliances or home systems from vendors within our existing stable of vendors to satisfy consumer claims in a timely manner, we may be forced to obtain parts, appliances and home systems from other vendors or through our third-party contractors at higher costs, which could have a material adverse impact on our business, financial position, results of operations and cash flows. In addition, if we cannot obtain appliance parts to satisfy consumer claims in a timely manner, we may be forced to obtain replacement appliances or systems at a higher cost compared to the cost of appliance parts.

Increases in parts, appliance and home system prices and other operating costs could adversely impact our business, financial position, results of operations and cash flows.

Our financial performance may be adversely affected by increases in the level of our operating expenses, such as refrigerants, appliances, equipment, parts, raw materials, wages and salaries, employee benefits, healthcare, contractor costs, self-insurance costs and other insurance premiums, as well as various regulatory compliance costs, all of which may be subject to inflationary and other pressures. For example, in recent years, we’ve experienced a rapid increase in the cost of parts, appliance and home system costs due to inflation and global supply chain challenges, which, in turn, increased our contract claims costs. Such increase in operating expenses, including contract claims costs, could have a material adverse impact on our business, financial position, results of operations and cash flows.

Prices for raw materials, such as steel and fuel, are subject to market volatility. We cannot predict the extent to which we may experience future increases in costs of refrigerants, appliances, equipment, parts, raw materials, wages and salaries, employee benefits, healthcare, contractor costs, self-insurance costs and other insurance premiums, or of various regulatory compliance costs and other operating costs. In recent years, we have adjusted our pricing strategies in response to these rising costs. To the extent our pricing strategies are ineffective, demand for our services may suffer. Moreover, to the extent such costs continue to increase, we may be prevented, in whole or in part, from passing these cost increases through to our existing and prospective customers, which could have a material adverse impact on our business, financial position, results of operations and cash flows.

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

We rely on, among other things, commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential information of customers, associates and third parties, such as payment cards and personal information. The systems currently used for transmission and approval of payment card transactions, and the technology utilized in payment cards themselves, all of which can put payment card data at risk, are central to meeting standards set by the payment card industry (“PCI”). We continue to evaluate and modify these systems and protocols for PCI compliance purposes, and such PCI standards may change from time to time. At our customers’ request, we also use our proprietary Streem technology to capture key information about our customers’ appliances, HVAC and other home systems and may, through these video chat sessions, capture additional information related to our customer or their home.

Activities by third parties, or our utilization of advances in computer and software capabilities and other technology, new tools and discoveries, as well as other events or developments may facilitate or result in a compromise or breach of these systems. Any compromises, breaches or errors in applications related to these systems or failures to comply with standards set by the PCI could cause damage to our reputation and interruptions in our operations, including customers’ ability to pay for services and products by credit card or their willingness to purchase our services and products and could result in a violation of applicable laws, regulations, orders, industry standards or agreements and subject us to costs, penalties and liabilities. We are subject to risks caused by data breaches and operational disruptions, particularly through third-party criminal activity including "ransomware" or other malware, cyber-attack or cyber-intrusion, including by computer hackers, foreign governments and cyber terrorists.

These risks include potential damage and disruption from traditional cyber criminals, malicious code (such as viruses and worms), employee theft, misuse, social engineering, denial-of-service attacks, as well as sophisticated nation-state and nation-state-supported actors, including advanced persistent threat intrusions. Any cyber or similar attack or unauthorized access to our software or systems that we experience could damage our technology systems and infrastructures, lead to the loss, compromise or corruption of data, prevent us from providing our services, erode our reputation and those of our various brands, lead to the termination of advantageous contracts, result in inaccurate reporting of financial information, result in the disclosure of confidential consumer and professional contractor information, result in erroneous payments to malicious actors, expose us to significant liabilities for the violation of data privacy laws, result in the disclosure of confidential and sensitive business information or intellectual property, result in claims or litigation against us and/or otherwise be costly to mitigate or remedy. The frequency of data breaches of companies and governments has increased in recent years as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. The occurrence of any of these events could have a material adverse impact on our reputation, business, financial position, results of operations and cash flows. In addition, although we have insurance to mitigate some of these risks, such policies may not cover the particular cyber or similar attack experienced and, even if the risk is covered, such insurance coverage may not be adequate to compensate for related losses.

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

Additional U.S. states have passed their own comprehensive consumer privacy laws, some of which went into effect in 2023 or will go into effect in 2024, and other states are considering doing so. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination and security of data. The burdens imposed by the CCPA, CPRA and other similar laws that may be enacted at the federal and state level may require us to further modify our data processing practices and policies and to incur substantial expenditures in order to comply.

Laws and government regulations applicable to our business and lawsuits, enforcement actions and other claims by third parties or governmental authorities could increase our legal and regulatory expenses and impact our business, financial position, results of operations and cash flows.

Our business is subject to significant federal, state and local laws and regulations. These laws and regulations include but are not limited to laws relating to consumer protection, unfair and/or deceptive trading practices, service contracts, home warranties, home service plans, real estate settlement, wage and hour requirements, state contractor laws, the employment of immigrants, labor relations, licensing, building code requirements, workers’ safety, environmental, privacy and data protection, securities, insurance coverages, sales tax collection and remittance, healthcare reforms, employee benefits, marketing (including, without limitation, telemarketing) and advertising. In addition, we are regulated by the Consumer Financial Protection Bureau and in certain states by the applicable state insurance regulatory authority or other state regulatory bodies, such as the Virginia Department of Agriculture and the Texas Department of Licensing and Regulation. Failure to comply with such laws and regulations may have a material adverse impact on our business, financial position, results of operations and cash flows. Additionally, while we do not consider ourselves to be an insurance company, the IRS or state agencies could deem us to be taxed as such, which could adversely impact the timing of our tax payments.

We are also subject to various federal, state and local laws and regulations designed to protect consumers, including laws governing deceptive trade practices, consumer privacy and fraud, the collection and use of consumer data, telemarketing and other forms of solicitation. From time to time, we have received and we expect that we may continue to receive inquiries or investigative demands from regulatory bodies, including the Consumer Financial Protection Bureau and state attorneys general and other state agencies. The telemarketing rules adopted by the Federal Communications Commission pursuant to the Federal Telephone Consumer Protection Act and the Federal Telemarketing Sales Rule issued by the Federal Trade Commission govern our telephone sales practices. In addition, some states and local governing bodies have adopted laws and regulations targeted at direct telephone sales, i.e., “do-not-call” regulations. The implementation of these marketing regulations requires us to rely more extensively on other marketing methods and channels and may have a material adverse impact on our business, financial position, results of operations and cash flows.

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

Evolving ESG rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. Developing and acting on initiatives within the scope of ESG, and collecting, measuring and reporting ESG related information and metrics can be costly, difficult and time consuming and is subject to evolving reporting standards, including the SEC’s proposed climate-related reporting requirements, the new California climate disclosure rules, and similar proposals by other U.S. regulatory bodies. We may also communicate certain initiatives and goals, regarding environmental matters, diversity, responsible sourcing and social investments and other ESG related matters, in our SEC filings or in other public disclosures. These initiatives and goals within the scope of ESG could be difficult and expensive to implement, the technologies needed to implement them may not be cost-effective and may not advance at a sufficient pace, and we could be criticized for the accuracy, adequacy or completeness of the disclosure. Further, statements about our ESG related initiatives and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. If our ESG-related data, processes and reporting are incomplete, inaccurate or criticized, or if we fail to achieve progress with respect to our goals within the scope of ESG on a timely basis, or at all, our reputation, business, financial performance and growth could be adversely affected.

Physical impacts of climate change, which may increase the frequency and intensity of adverse weather conditions and natural disasters, seasonality and the increased focus by investors and other stakeholders on sustainability issues, can affect the demand for our services, our ability to operate and our results of operations and cash flows.

The demand for our services, and our results of operations, are affected by weather conditions and seasonality, which may be exacerbated by the potential impacts of climate change, known and unknown. Seasonality causes our results of operations to vary considerably from quarter to quarter. Accordingly, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year. Extreme temperatures, typically in the winter and summer months, can lead to an increase in service requests related to home systems, particularly HVAC systems, resulting in higher costs and lower profitability, while mild temperatures in the winter or summer months can lead to lower home systems claim frequency, resulting in lower costs and higher profitability. For example, favorable weather trends in 2023 as compared to 2022 resulted in a lower number of service requests per customer, which favorably impacted contract claims costs.

While weather variations as described above may affect our business, major weather events and other similar Acts of God, or natural disasters such as typhoons, hurricanes, tornadoes, wildfires or earthquakes, typically do not increase our obligations to provide service. Generally, repairs associated with such isolated events are addressed by homeowners’ and other forms of insurance as opposed to the home warranties that we offer. Nevertheless, such weather events could affect our facilities, or those of our major suppliers or business process outsource providers, which could affect our costs, our ability to meet supply requirements, our ability to provide services and our ability to access our data and other records. Extreme or unpredictable weather conditions could materially adversely impact our business, financial position, results of operations and cash flows.

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

Our ability to compete effectively depends in part on our rights to proprietary information, service marks, trademarks, trade names, patents and other intellectual property rights we own or license, particularly our brand names, Frontdoor and American Home Shield, as well as the patents related to our Streem technology platform. We have not sought to register or protect every one of our marks in the United States. If we are unable to protect our proprietary information and intellectual property rights, including brand names and patents, it could cause a material adverse effect on our reputation, business, financial position, results of operations and cash flows. Litigation may be necessary to enforce our intellectual property rights and protect our proprietary information, or to defend against claims by third parties that our products, services or activities infringe their intellectual property rights.

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

We have significant amounts of goodwill and intangible assets, such as trade names. In accordance with applicable accounting standards, goodwill and indefinite-lived intangible assets are not amortized and are subject to assessment for impairment on an annual basis, or more frequently if circumstances indicate a potential impairment, including:

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

Based upon economic and financial market conditions, the operating performance of our reporting units and other factors, including those listed above, we have incurred, and may in the future incur, impairment charges. It is possible that such future impairments, if required, could be material. Any future impairment charges that we are required to record could have a material adverse impact on our results of operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in Part II of this Annual Report on Form 10-K for additional information.

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

We derive substantially all of our revenue from customers in the United States; however, certain aspects of our customer service operations and other services are conducted outside the United States by business process outsource providers in Colombia, Ghana, Guyana, Mexico, the Philippines and Trinidad and Tobago, and we have a technology collaboration center in India. Accordingly, developments in those parts of the world generally have a more significant effect on our operations than developments in other places. Our operations outside the United States are also subject to special risks, including: fluctuations in currency values and foreign-currency exchange rates, which may affect our net income and the carrying amount of our assets outside the United States; exchange control regulations; changes in local political or economic conditions; other potentially detrimental domestic and foreign governmental practice or policies affecting U.S. companies operating abroad; difficulties in staffing and managing international political instability, operations; and operational and compliance challenges resulting from distance, language and cultural differences. Acts of God, war, terror acts and epidemic disease, such as COVID-19, may impair our ability to operate or the ability of our business process outsource providers to operate, in particular countries or regions.

Risks Related to Our Common Stock

We do not intend to pay cash dividends on our common stock and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We currently intend to use our future earnings to develop our business and for working capital needs and general corporate purposes, to fund our growth, to repay debt, and to repurchase shares of our common stock. As a result, we did not pay cash dividends in 2023, and we do not expect to pay any cash dividend for the foreseeable future. All decisions regarding the payment of dividends will be made by our board of directors from time to time in accordance with applicable law. There can be no assurance that we will have sufficient surplus under Delaware law to be able to pay any dividends at any time in the future. An insufficient surplus may result from extraordinary cash expenses, actual expenses exceeding contemplated costs, funding of capital expenditures or increases in reserves. If we do not pay dividends, the price of the shares of our common stock must appreciate for you to receive a gain on your investment. This appreciation may not occur. Further, you may have to sell some or all of your shares of our common stock to generate cash flow from your investment.

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

As of December 31, 2023, we had approximately $593 million of total consolidated long-term indebtedness, including the current portion of long-term debt, outstanding.

As of December 31, 2023, there were $2 million of letters of credit outstanding under our $250 million Revolving Credit Facility, and the available borrowing capacity under the Revolving Credit Facility was $248 million. In addition, we are able to incur additional indebtedness in the future, subject to the limitations contained in the agreements governing our indebtedness. Our significant indebtedness could have important consequences to you. Because of our significant indebtedness:

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

A significant portion of our outstanding indebtedness, including indebtedness incurred under the Credit Facilities, bears interest at variable rates. As a result, increases in interest rates would increase the cost of servicing our indebtedness and could materially reduce our profitability and cash flows. As of December 31, 2023, each one percentage point change in interest rates would result in an approximately $2 million change in the annual interest expense on the Term Loan Facilities after considering the impact of the effective interest rate swap. Assuming all revolving loans were fully drawn as of December 31, 2023, each one percentage point change in interest rates would result in an approximately $3 million change in annual interest expense on the Revolving Credit Facility. The impact of increases in interest rates could be more significant for us than it would be for some other companies because of our significant indebtedness. As of December 31, 2023, our variable rate indebtedness used the SOFR as a benchmark for establishing the interest rate.

LIBOR was previously the benchmark rate used for our variable rate indebtedness. LIBOR had been the subject of national, international and regulatory guidance and proposals for reform, which culminated with the United Kingdom's Financial Conduct Authority, which regulated LIBOR, ceasing publication of U.S. dollar LIBOR rates as of June 30, 2023. The Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, identified SOFR, an index calculated by short-term repurchase agreements, backed by U.S. Treasury securities, as its preferred alternative rate for LIBOR. In connection with the phase-out of LIBOR, we amended our Credit Facilities in March 2023 to replace LIBOR with SOFR as the benchmark rate under the Credit Agreement. At this time, it is not possible to predict the full effect that the discontinuance of LIBOR, or the establishment of alternative reference rates such as SOFR, will have on us or our borrowing costs. SOFR is a relatively new reference rate and its composition and characteristics are not the same as LIBOR. Given the limited history of SOFR and potential volatility as compared to other benchmark or market rates, the future performance of SOFR cannot be predicted based on historical performance. The consequences of the transition from LIBOR to SOFR could include an increase in the cost of our variable rate indebtedness.

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

There are regulatory restrictions on the ability of certain of our subsidiaries to transfer funds to us. The payments of ordinary and extraordinary dividends by certain of our subsidiaries (through which we conduct our business) are subject to significant regulatory restrictions under the laws and regulations of the states in which they operate. Among other things, such laws and regulations require certain subsidiaries to maintain minimum capital and net worth requirements and may limit the amount of ordinary and extraordinary dividends and other payments that these subsidiaries can pay to us. As of December 31, 2023, the total net assets subject to these regulatory restrictions was $157 million. We expect that such limitations will be in effect for the foreseeable future. None of our subsidiaries are obligated to make funds available to us through the payment of dividends. If we cannot receive sufficient distributions from our subsidiaries, we may not be able to meet our obligations to fund general corporate expenses or service our debt obligations.

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

We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt and by utilizing an interest rate swap. On October 24, 2018, we entered into an interest rate swap contract effective October 31, 2018 that expires on August 16, 2025. The notional amount of the agreement is $350 million. We entered into this interest rate swap contract in the normal course of business to manage interest rate risks, with a policy of matching positions. The effect of derivative financial instrument transactions under the agreements could have a material impact on our financial statements. There can be no guarantee that our hedging strategy will be effective, and we may experience credit-related losses in some circumstances.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Assessment, Identification and Management Processes

We have implemented a cybersecurity risk management strategy to assess, identify and manage material risks from cybersecurity threats. This strategy is designed to protect our systems, data, and operations from potential cyber threats and to ensure the continuity of our business operations.

We conduct regular risk assessments to identify potential cybersecurity threats. These assessments involve evaluating our systems, networks and data for vulnerabilities that could be exploited by cyber threats, through, among other things, vulnerability scanning and penetration testing. Once risks are identified, we implement measures to manage and mitigate these risks. This includes updating and patching our systems, implementing security controls and monitoring our networks for suspicious activity. We have a process in place to respond to any identified threats, which includes containment, eradication and recovery measures. We also monitor and update our cybersecurity risk management strategy to respond to the evolving cyber threat landscape. This includes staying abreast of the latest cybersecurity threats and trends and updating our systems and processes accordingly.

Integration with Overall Risk Management. Our cybersecurity processes are integrated into our overall enterprise risk management program and business continuity processes. In this regard, we address cybersecurity risks through a comprehensive, cross-functional approach across our technology, legal, compliance, finance, and other teams aimed at preserving the confidentiality, security and availability of the information that we collect and store by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur. This integration helps ensure that the breadth of potential impacts from cybersecurity risks are considered and that our approach to managing these risks is consistent and coordinated across teams within our business. Through our enterprise risk management program, our cybersecurity risk is regularly evaluated, and we regularly report this assessment of our cybersecurity risk to management and to the audit committee of our board of directors. We also periodically review our cybersecurity risk with our entire board of directors.

Engaging Third Parties in Risk Management. We use a combination of internal resources and external assessors, consultants and auditors to conduct our cybersecurity risk assessments and identification. We periodically examine our cybersecurity program with these third parties, evaluating its effectiveness in part by considering industry standards and established frameworks, such as the National Institute of Standards and Technology (NIST), as guidelines, along with compliance with our internal cybersecurity controls. We also work with third parties to assess our incident response preparedness and to manage and track our risks.

Overseeing Risks Associated with Third-Party Service Providers. We have established a third-party risk management program to evaluate new and existing third-party service providers for their security controls and processes; identify cyber risks associated to the third-party service providers requiring remediation tracking; and continuously monitor the cyber risk posture of third-party service providers.

Where appropriate, our contracts with third-party service providers require agreement and adherence to security and privacy requirements, including: the proper access, use, retention and deletion of data; security awareness training; security incident response and breach notification; our rights to security assessment, testing and audits; compliance with laws and industry standards; and system and services requirements. For example, we require our business process outsourcers, which are providers that support certain customer services operations and other services, to complete security awareness training and payment card industry data security standards training.

Risks from Cybersecurity Threats

As of the date of this report, we are not aware of any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition; however, see Item IA. Risk Factors in Part I of this Annual Report on Form 10-K for a discussion of effects that a cybersecurity threat or incident could have on our business strategy, results of operations or financial condition. We also maintain an incident response plan to respond to any cybersecurity incident. This plan outlines the steps we will take to respond to an incident, including identifying and containing the incident, eradicating the threat, recovering our systems and communicating with relevant stakeholders.

Board of Directors Oversight of Cybersecurity Risk

Our board of directors is responsible for oversight of our enterprise risk management program, which incorporates cybersecurity risk. The audit committee undertakes primary responsibility for assisting the board of directors in overseeing cybersecurity risk, including policies and procedures for assessing, managing and responding to cybersecurity risk. The audit committee meets with appropriate members of our management team at least quarterly—and third-party assessors, consultants and auditors as needed—to review and discuss cybersecurity risk.

The full board of directors receives quarterly updates from the audit committee on its oversight of cybersecurity risk and engages in further review for the full board of directors from time to time as appropriate.

Management’s Role in Assessing and Managing Material Risks

Our technology team, and particularly our information security team, are actively involved in the development and implementation of policies and tools to assess risk and identify emergent risks, with cross-functional support from enterprise risk management, legal, compliance and finance, among other teams. We have established governance structures to increase the maturity of our cybersecurity program with a governance, risk and compliance approach. This includes the identification of internal weaknesses and the mitigation of IT risks through training programs or new policies and internal controls.

Management is also responsible for the testing of the overall security posture and the documentation of risk management and security for regulatory examinations and for regular review of security and privacy requirements. In addition to our internal cybersecurity team, our company has retained a third-party security firm to aid in the identification, containment, eradication and recovery of systems, data or both in the event of a material security incident.

Risk Management Personnel. Among management, our Chief Technology Officer (“CTO”) and our Chief Information Security Officer (“CISO”) are responsible for leading efforts to assess and manage cybersecurity risks. Our CTO has over 20 years of experience leading technology teams and developing applications and other digital solutions for commerce, incorporating the assessment and management of cybersecurity risk, a Master’s degree in Engineering Management and a Bachelor’s degree in Computer Science. Our CISO has over 20 years of experience assessing and managing cybersecurity risk, including leading information security teams at complex web-based businesses, and has a Master’s degree in Computer Information Systems and multiple professional, cybersecurity and certifications, including CISM, CDPSE, CIPM, CIPT, and PMP.

Monitoring Cybersecurity Incidents. On a daily basis, our information security team monitors, identifies and classifies potential cybersecurity events and is responsible for notifying the CTO and CISO of such events as appropriate based on risk to our organization. Our CTO and CISO are responsible for notifying executive leadership, other functional teams and our audit committee, as appropriate.

Reporting to the Board of Directors. Our CTO and CISO report to the audit committee at least quarterly about the detection, prevention, mitigation and remediation of cybersecurity events, including information about the latest cybersecurity threats, the status of our prevention and detection measures and the effectiveness of our mitigation and remediation efforts, as well as any other cybersecurity risk management activities and the progress of related projects. These briefings include updates on the formalized incident response plan, communications and escalation procedures. Management will apprise the board of directors of cybersecurity incidents deemed to have a moderate or higher business impact, even if immaterial to us.

ITEM 2. PROPERTIES

Our corporate headquarters is located in Memphis, Tennessee, in a leased facility. We also lease a collaboration center located in Scottsdale, Arizona and a technology collaboration center in Pune, India. We believe these facilities are suitable and adequate to support the needs of our business. We also continue to lease certain office space in Memphis, Tennessee, which previously served as our corporate headquarters, and this office space is now subleased.

ITEM 3. LEGAL PROCEEDINGS

The information required with respect to this Item 3 can be found under Note 8 to the audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the NASDAQ under the symbol ‘‘FTDR.’’ As of February 23, 2024, there were approximately 10 registered holders of our common stock.

Dividends

We did not pay any cash dividends in 2023. We do not intend to declare or pay cash dividends on our common stock for the foreseeable future. We currently intend to use our future earnings to develop our business and for working capital needs and general corporate purposes, to fund our growth, to repay debt and to repurchase shares of our common stock.

Issuer Purchases of Equity Securities

On September 7, 2021, we announced a three-year repurchase authorization of up to $400 million of outstanding shares of our common stock over the three-year period from September 3, 2021 through September 3, 2024. As of December 31, 2023, we have repurchased a total of 8,082,819 outstanding shares at a cost of $281 million, and we had $119 million remaining available for future repurchases under this program. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liquidity” in Part II, Item 7 of this report for more information.

Period	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs (in millions)
Oct. 1, 2023 through Oct. 31, 2023	—	—	—	164
Nov. 1, 2023 through Nov. 30, 2023	771,261	34.57	771,261	137
Dec. 1, 2023 through Dec 31, 2023	518,292	35.37	518,292	119
Total	1,289,553	34.90	1,289,553	119

________________________________

(1) The average price paid per share is calculated on a trade date basis and excludes associated commissions and taxes.

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

For a discussion of our results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of our 2022 Annual Report on Form 10-K filed with the SEC on March 1, 2023, which specific discussion is incorporated herein by reference.

Overview

Frontdoor is the leading provider of home warranties in the United States, as measured by revenue, and operates primarily under the American Home Shield brand. Our customizable home warranties help customers protect and maintain their homes, typically their most valuable asset, from costly and unplanned breakdowns of essential home systems and appliances. Our home warranty customers usually subscribe to an annual service plan agreement that covers the repair or replacement of major components of more than 20 home systems and appliances, including electrical, plumbing, HVAC systems, water heaters, refrigerators, dishwashers and ranges/ovens/cooktops, as well as optional coverages for electronics, pools, spas and pumps. Frontdoor also provides on-demand home services and a one-stop app experience for home repair and maintenance. Enabled by our Streem technology, the app empowers homeowners by connecting them in real time through video chat with qualified experts to diagnose and solve their problems. As of December 31, 2023, we had 2.0 million active home warranties across all brands in the United States.

For the year ended December 31, 2023, we generated revenue, net income and Adjusted EBITDA of $1,780 million, $171 million and $346 million, respectively. For the year ended December 31, 2022, we generated revenue, net income and Adjusted EBITDA of $1,662 million, $71 million and $214 million, respectively. For a reconciliation of Adjusted EBITDA to net income, see “—Results of Operations—Adjusted EBITDA.”

For the year ended December 31, 2023, our total operating revenue included 77 percent of revenue derived from existing customer renewals, while eight percent and 11 percent were derived from new home warranty sales made in conjunction with existing home real estate transactions and direct-to-consumer sales, respectively, and four percent was derived from other revenue channels. For the year ended December 31, 2022, our total operating revenue included 72 percent of revenue derived from existing customer renewals, while 11 percent and 13 percent were derived from new home warranty sales made in conjunction with existing home real estate transactions and direct-to-consumer sales, respectively, and three percent was derived from other revenue channels.

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

During 2023, our financial condition and results of operations continued to be adversely impacted by the following:

•Challenging real estate market conditions, driven by a decline in the number of home resale transactions, primarily resulting from higher interest rates, combined with low home inventory levels, continue to constrain demand for home warranties in the first-year real estate channel.

•Consumer sentiment remains mixed as a result of a broad range of current macroeconomic conditions, including pressure on consumer prices and rising interest rates. We believe this environment impacted demand for home warranties in the first-year direct-to-consumer and renewal channels.

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

Seasonality

Our business is subject to seasonal fluctuations, which drive variations in our revenue, net income and Adjusted EBITDA for interim periods. Seasonal fluctuations are primarily driven by a higher number of HVAC work orders in the summer months. In 2023, approximately 21 percent, 29 percent, 29 percent and 21 percent of our revenue, approximately 13 percent, 41 percent, 42 percent and five percent of our net income, and approximately 15 percent, 35 percent, 37 percent and 13 percent of our Adjusted EBITDA was recognized in the first, second, third and fourth quarters, respectively.

Effect of Weather Conditions

The demand for our services, and our results of operations, are affected by weather conditions. Extreme temperatures, typically in the winter and summer months, can lead to an increase in service requests related to home systems, particularly HVAC systems, resulting in higher costs and lower profitability, while mild temperatures in the winter or summer months can lead to lower home systems claim frequency, resulting in lower costs and higher profitability. For example, favorable weather trends in 2023 as compared to 2022 resulted in a lower number of service requests per customer, which favorably impacted contract claims costs.

While weather variations as described above may affect our business, major weather events and other similar Acts of God, or natural disasters such as typhoons, hurricanes, tornadoes, wildfires or earthquakes, typically do not increase our obligations to provide service. Generally, repairs associated with such isolated events are addressed by homeowners’ and other forms of insurance as opposed to the home warranties that we offer.

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

Competition

We compete in the U.S. home warranty category and the broader U.S. home services industry. The home warranty category is highly competitive. While we have a broad range of competitors in each locality and region, we are one of the few companies that provide home warranties nationwide. The broader U.S. home services industry is also highly competitive. We compete against businesses providing on-demand home services directly and those offering leads to contractors seeking to provide on-demand home services. The principal methods of competition, and by which we differentiate ourselves from our competitors, are quality and speed of service, contract offerings, brand awareness and reputation, customer satisfaction, pricing and promotions, contractor network and referrals. We believe our nationwide network of qualified professional contractor firms, in combination with our large base of contracted customers, differentiate us from other platforms in the home services industry.

Acquisition Activity

We anticipate that the highly fragmented nature of the home warranty category will continue to create strategic opportunities for acquisitions. Historically, we have used acquisitions to cost-effectively grow our customer base in high-growth geographies, and we intend to continue to do so. We may also explore opportunities to make strategic acquisitions that will expand our service offering in the broader home services industry. We have also used acquisitions to enhance our technological capabilities and geographic presence.

Non-GAAP Financial Measures

 To supplement our results presented in accordance with U.S. GAAP, we have disclosed non-GAAP financial measures that exclude or adjust certain items. We present within this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section the non-GAAP financial measures of Adjusted EBITDA and Free Cash Flow. See “—Results of Operations—Adjusted EBITDA” for a reconciliation of net income to Adjusted EBITDA and “—Liquidity and Capital Resources—Free Cash Flow” for a reconciliation of net cash provided from operating activities to Free Cash Flow, as well as “Key Business Metrics” for further discussion of Adjusted EBITDA and Free Cash Flow. Management uses Adjusted EBITDA and Adjusted EBITDA margin to facilitate operating performance comparisons from period to period, and Adjusted EBITDA is also a component of our incentive compensation program. We believe these non-GAAP financial measures provide investors, analysts and other interested parties useful information to evaluate our business performance as they facilitate company-to-company operating performance comparisons. Management believes Free Cash Flow is useful as a supplemental measure of our liquidity. Management uses Free Cash Flow to facilitate company-to-company cash flow comparisons, which may vary from company to company for reasons unrelated to operating performance. While we believe these non-GAAP financial measures are useful in evaluating our business, they should be considered as supplemental in nature and are not meant to be considered in isolation or as a substitute for the related financial information prepared in accordance with U.S. GAAP. In addition, these non-GAAP financial measures may not be the same as similarly entitled measures reported by other companies, limiting their usefulness as comparative measures.

Key Business Metrics

We focus on a variety of indicators and key operating and financial metrics to monitor the financial condition and performance of the continuing operations of our business. These metrics include:

•revenue,

•operating expenses,

•net income,

•earnings per share,

•Adjusted EBITDA,

•Adjusted EBITDA margin,

•net cash provided from operating activities,

•Free Cash Flow,

•number of home warranties, and

•customer retention rate.

Revenue. The majority of our revenue is generated from annual home warranty contracts entered into with our customers. Home warranty contracts are typically one year in duration. We recognize revenue at the agreed upon contractual amount over time using the input method in proportion to the costs expected to be incurred in performing services under the contracts. Our revenue is primarily a function of the volume and pricing of the services provided to our customers, as well as the mix of services provided. Our revenue volume is impacted by new home warranty sales, customer retention and acquisitions. We derive substantially all of our revenue from customers in the United States.

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

Number of Home Warranties and Customer Retention Rate. We report on our number of home warranties and customer retention rate as measurements of our operating performance. These measurements are presented on a rolling 12-month basis in order to avoid seasonal anomalies. The number of home warranties is representative of our recurring home warranty customer base and is measured as the number of customers with active contracts as of the respective period end date. Our customer retention rate is calculated as the ratio of the number of end-of-period home warranty contracts to the sum of the number of beginning-of-period home warranty contracts and the number of new home warranty sales and acquired accounts during the respective period.

Critical Accounting Policies and Estimates

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based upon the audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to: revenue recognition; home warranty claims accruals; the valuation of property and equipment, goodwill and intangible assets; useful lives for recognizing depreciation and amortization expense; accruals for current and deferred tax accounts; stock-based compensation expense; and litigation matters. We base our estimates on historical experience and on various other factors and assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

We believe the following accounting policies are most important to the portrayal of our financial condition and results of operations and require our most significant estimates and judgments.

Home Warranty Claims Accruals

Home warranty claims costs are expensed as incurred. Accruals for home warranty claims are made using internal actuarial projections, which are based on current claims and historical claims experience. Accruals are established based on estimates of the ultimate cost to settle claims. Home warranty claims take approximately three months to settle, on average, and substantially all claims are settled within six months of incurrence. The amount of time required to settle a claim can vary based on a number of factors, including whether a replacement is ultimately required. In addition to our estimates, we engage a third-party actuary to perform an accrual analysis utilizing generally accepted actuarial methods that incorporate cumulative historical claims experience and information provided by us. We regularly review our estimates of claims costs along with the third-party analysis and adjust our estimates when appropriate. We believe the use of actuarial methods to account for these liabilities provides a consistent and effective way to measure these judgmental accruals. However, the use of any estimation technique in this area is inherently sensitive given the magnitude of claims involved. For example, industry-wide parts and equipment availability challenges and inflation can impact our ability to estimate the cost to settle claims. We believe our recorded obligations for these expenses are consistently measured. Nevertheless, changes in claims costs can materially affect the estimates for these liabilities.

Goodwill and Intangible Assets

Goodwill and indefinite-lived intangible assets are not amortized and are subject to assessment for impairment on an annual basis, or more frequently if circumstances indicate a potential impairment. We perform our annual assessment for impairment on October 1 of every year. Goodwill and indefinite-lived intangible assets are tested for impairment at the reporting unit level. The Company can elect to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If the reporting unit does not pass the qualitative assessment, or if the Company does not elect to perform the initial qualitative assessment, then the reporting unit’s carrying amount is compared to its fair value. The fair values of the reporting units are estimated using market and discounted cash flow approaches. The discounted cash flow approach uses expected future operating results. The market approach uses comparable company information to determine revenue and earnings multiples to value our reporting units. Failure to achieve these expected results or market multiples may cause a future impairment of goodwill at the reporting unit. Goodwill and indefinite-lived intangible assets are considered impaired if the carrying amount of the reporting unit exceeds its fair value.

In connection with the preparation of our audited consolidated financial statements for the third quarter of 2022, we determined that indicators of a potential goodwill and intangible assets impairment were present for our Streem reporting unit. In particular, we began to shift the focus of our Streem technology platform to primarily concentrate on integrating the technology into our core product offerings. We continue to license this technology to third-party business-to-business customers as a software-as-a-service platform but intend to discontinue this third-party business by the end of 2024. This shift in focus resulted in significantly lower projected revenue for Streem. We performed an interim impairment analysis of the Streem reporting unit as of September 30, 2022. In performing the discounted cash flow analysis, we determined that the carrying amount of the Streem reporting unit exceeded its fair value. An impairment charge of $14 million was recognized during the third quarter of 2022, which comprised the remaining net carrying amount of Streem’s goodwill of $9 million and intangible assets of $5 million.

As of December 31, 2023, we do not believe there are any additional circumstances that would indicate any other potential impairment of our goodwill or indefinite-lived intangible assets. We will continue to monitor the macroeconomic impacts on our business in our ongoing evaluation of potential impairments.

Newly Issued Accounting Standards

New accounting rules and disclosure requirements can significantly impact our reported results and the comparability of our financial statements. See Note 2 to the audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further information on newly issued accounting standards.

Results of Operations

			Increase
	Year Ended December 31,		(Decrease)	% of Revenue
(In millions)	2023	2022	2023 vs. 2022	2023	2022
Revenue	$1,780	$1,662	7%	100%	100%
Cost of services rendered	895	952	(6)	50	57
Gross Profit	885	710	25	50	43
Selling and administrative expenses	581	521	11	33	31
Depreciation and amortization expense	37	34	9	2	2
Goodwill and intangibles impairment	—	14	*	—	1
Restructuring charges	16	20	(22)	1	1
Interest expense	40	31	26	2	2
Interest and net investment income	(16)	(4)	329	(1)	—
Income before Income Taxes	229	93	145	13	6
Provision for income taxes	57	22	157	3	1
Net Income	$171	$71	141%	10%	4%

________________________________

*   not meaningful

Revenue

We reported revenue of $1,780 million and $1,662 million for the years ended December 31, 2023 and 2022, respectively. The following table provides a summary of our revenue by major customer acquisition channel:

	Year Ended December 31,		Increase (Decrease)
(In millions)	2023	2022	2023 vs. 2022
Renewals	$1,367	$1,203	$164	14%
Real estate(1)	141	184	(43)	(23)
Direct-to-consumer(1)	194	219	(25)	(12)
Other	77	56	22	40
Total	$1,780	$1,662	$118	7%

_________________________________

(1)First-year revenue only.

Revenue increased seven percent for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase in renewal revenue primarily reflects improved price realization resulting from our prior pricing actions. The decrease in real estate revenue primarily reflects a decline in the number of first-year real estate home warranties driven by a continuation of the challenging real estate market, offset, in part, by improved price realization from our prior pricing actions. The decrease in direct-to-consumer revenue primarily reflects a decline in the number of first-year direct-to-consumer home warranties, which we believe was driven by a decline in overall category demand for home warranties. The increase in other revenue was primarily driven by growth in on-demand home services.

The following table provides a summary of the number of home warranties, reduction in number of home warranties and customer retention rate:

	As of December 31,
(In millions)	2023	2022
Number of home warranties	2.00	2.13
Reduction in number of home warranties	(6)%	(4)%
Customer retention rate	76.2%	75.7%

The reduction in the number of home warranties as of December 31, 2023 was primarily impacted by a decline in the number of first-year real estate home warranties driven by a continuation of the challenging real estate market, as well as a decline in the number of direct-to-consumer home warranties, which we believe was driven by a decline in overall category demand for home warranties.

Cost of Services Rendered

We reported cost of services rendered of $895 million and $952 million for the years ended December 31, 2023 and 2022, respectively. The following table provides a summary of the changes in cost of services rendered:

(In millions)
Year Ended December 31, 2022	$952
Impact of change in revenue	(8)
Contract claims costs	(52)
Other	3
Year Ended December 31, 2023	$895

The impact of change in revenue is driven by the reduction in number of home warranties, offset, in part, by growth in on-demand home services.

The decrease in contract claims costs primarily reflects a lower number of service requests per customer, including a $30 million favorable weather impact. The favorable impact on contract claims costs of continued process improvement initiatives specifically relating to better cost management efforts across our contractor network and a transition to higher service fees, were offset, in part, by ongoing inflationary cost pressures. Additionally, contract claims costs reflects an $11 million favorable adjustment related to the development of prior period claims, compared to a $12 million unfavorable adjustment in 2022.

Selling and Administrative Expenses

We reported selling and administrative expenses of $581 million and $521 million for the years ended December 31, 2023 and 2022, respectively. The following table provides a summary of the components of selling and administrative expenses:

	Year Ended December 31,
(In millions)	2023	2022
Sales and marketing costs	$299	$253
Customer service costs	106	112
General and administrative costs	176	157
Total	$581	521

The following table provides a summary of the changes in selling and administrative expenses:

(In millions)
Year Ended December 31, 2022	$521
Sales and marketing costs	46
Customer service costs	(6)
Stock-based compensation expense	4
Other general and administrative costs	15
Year Ended December 31, 2023	$581

Sales and marketing costs increased primarily due to our investment in marketing associated with the Frontdoor brand and our direct-to-consumer channel. The decrease in customer service costs was primarily driven by a lower number of service requests. General and administrative costs increased primarily due to increased personnel costs.

Depreciation and Amortization Expense

Depreciation expense was $32 million and $27 million for the years ended December 31, 2023 and 2022, respectively, with the increase primarily driven by incremental capital expenditures in the period. Amortization expense was $4 million and $7 million for the years ended December 31, 2023 and 2022, respectively, with the decrease primarily driven by the impairment to the Streem reporting unit in the third quarter of 2022.

Goodwill and Intangibles Impairment

Goodwill and intangibles impairment was $14 million for the year ended December 31, 2022. There was no such impairment for the year ended December 31, 2023. See “—Critical Accounting Policies and Estimates—Goodwill and Intangible Assets” for further information.

Restructuring Charges

Restructuring charges were $16 million and $20 million for the years ended December 31, 2023 and 2022, respectively.

In 2023, restructuring charges primarily comprised $10 million in non-cash impairment charges related to the operating lease right-of-use assets and related property and equipment of certain of our leased and company-owned facilities as discussed further in Note 5 to the audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K, $2 million of professional fees and $3 million of severance costs. The impairment charges were the result of our decision to exit the leased and company-owned properties. The severance costs related to our continued review and optimization of selling, general and administrative expenses.

In 2022, restructuring charges primarily comprised an $11 million impairment charge related to our prior corporate headquarters facility operating lease right-of-use asset and leasehold improvements, a $2 million impairment of certain internally developed software, $1 million of accelerated depreciation related to the early termination of a lease, and $6 million of severance and other costs. Severance costs of $2 million related to a reduction in workforce of seven percent as part of our completed strategic review of selling, general and administrative expenses.

Interest Expense

Interest expense was $40 million and $31 million for the years ended December 31, 2023 and 2022, respectively. The increase was driven by higher interest rates on our variable rate debt.

Interest and Net Investment Income

Interest and net investment income was $16 million and $4 million for the years ended December 31, 2023 and 2022, respectively. The increase driven was by higher interest rates on our cash and cash equivalent balances.

Provision for Income Taxes

The effective tax rate on income was 25.0 percent and 23.8 percent for the years ended December 31, 2023 and 2022, respectively. The increase in the effective tax rate was primarily due to a reduction in income tax credits in 2023, offset, in part, by the impact of the goodwill and intangibles impairment recorded in 2022 and the impact of a lower pre-tax income in 2022.

Net Income

Net income was $171 million and $71 million for the years ended December 31, 2023 and 2022, respectively, with the increase primarily driven by the operating results discussed throughout “—Results of Operations” above.

Adjusted EBITDA

Adjusted EBITDA was $346 million and $214 million for the years ended December 31, 2023 and 2022, respectively. The following table provides a summary of the changes in our Adjusted EBITDA:

(In millions)
Year Ended December 31, 2022	$214
Impact of change in revenue	126
Contract claims costs	52
Sales and marketing costs	(46)
Customer service costs	6
General and administrative costs	(15)
Interest and net investment income	13
Other	(4)
Year Ended December 31, 2023	$346

The impact of change in revenue reflects improved price realization, offset, in part, by the reduction in number of home warranties.

The decrease in contract claims costs primarily reflects a lower number of service requests per customer, including a $30 million favorable weather impact. The favorable impact on contract claims costs of continued process improvement initiatives specifically relating to better cost management efforts across our contractor network and a transition to higher service fees, were offset, in part, by ongoing inflationary cost pressures. Additionally, contract claims costs reflects an $11 million favorable adjustment related to the development of prior period claims, compared to a $12 million unfavorable adjustment in 2022.

Sales and marketing costs increased primarily due to our investment in marketing associated with the Frontdoor brand and our direct-to-consumer channel. The decrease in customer service costs was primarily driven by a lower number of service requests. General and administrative costs increased primarily due to increased personnel costs.

The increase in interest and net investment income was driven by higher interest rates on our cash and cash equivalent balances.

A reconciliation of Net Income to Adjusted EBITDA is as follows:

	Year Ended December 31,
(In millions)	2023	2022
Net Income	$171	$71
Depreciation and amortization expense	37	34
Goodwill and intangibles impairment(1)	—	14
Restructuring charges(1)	16	20
Provision for income taxes	57	22
Non-cash stock-based compensation expense(2)	26	22
Interest expense	40	31
Adjusted EBITDA	$346	$214

_________________________________

(1)We exclude goodwill and intangibles impairment and restructuring charges from Adjusted EBITDA because we believe they do not reflect our ongoing operations and because we believe doing so is useful to investors in aiding period-to-period comparability.

(2)We exclude non-cash stock-based compensation expense from Adjusted EBITDA primarily because it is a non-cash expense and because it is not used by management to assess ongoing operational performance. We believe excluding this expense from Adjusted EBITDA is useful to investors in aiding period-to-period comparability.

Liquidity and Capital Resources

Liquidity

A substantial portion of our liquidity needs are due to debt service requirements on our indebtedness. The Credit Agreement contains covenants that limit or restrict our ability, including the ability of certain of our subsidiaries, to incur additional indebtedness, repurchase debt, incur liens, sell assets, make certain payments (including dividends) and enter into transactions with affiliates. As of December 31, 2023, we were in compliance with the covenants under the Credit Agreement. We do not believe current macroeconomic conditions will affect our ongoing ability to meet our debt covenants.

Cash and cash equivalents totaled $325 million and $292 million as of December 31, 2023 and 2022, respectively. Our cash and cash equivalents include balances associated with regulatory requirements in our business. See “—Limitations on Distributions and Dividends by Subsidiaries.” As of December 31, 2023 and 2022, the total net assets subject to these regulatory restrictions were $157 million and $145 million, respectively. As of December 31, 2023, there were $2 million of letters of credit outstanding under our $250 million Revolving Credit Facility, and the available borrowing capacity under the Revolving Credit Facility was $248 million. The letters of credit are posted in lieu of cash to satisfy regulatory requirements in certain states in which we operate. We currently believe that cash generated from operations, our cash on hand and available borrowing capacity under the Revolving Credit Facility as of December 31, 2023 will provide us with sufficient liquidity to meet our obligations in the short- and long-term.

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

We have a diversified investment strategy for our cash investments and give priority to the major financial institutions that serve as lenders under the Credit Agreement. Generally, our cash deposits may be redeemed on demand and are maintained with major financial institutions with solid credit ratings, although our holdings exceed insured limits in substantially all of our accounts.

We may, from time to time, issue new debt, repurchase or otherwise retire or extend our debt and/or take other steps to reduce our debt or otherwise improve our financial position, gross leverage, results of operations or cash flows. These actions may include new debt issuance, open market debt repurchases, negotiated repurchases, other retirements of outstanding debt and/or opportunistic refinancing of debt. The amount of debt that may be issued, repurchased or otherwise retired or refinanced, if any, and the price of such issuances, repurchases, retirements or refinancings will depend on market conditions, trading levels of our debt, our cash position, compliance with debt covenants and other considerations.

On September 7, 2021, we announced a three-year repurchase authorization of up to $400 million of outstanding shares of our common stock. We expect to fund the share repurchases from net cash provided from operating activities. As of December 31, 2023, we have repurchased a total of 8,082,819 outstanding shares at a cost of $281 million, which is included in treasury stock on the consolidated statements of financial position, and we had $119 million remaining available for future repurchases under this program. Purchases under the repurchase program may be made from time to time by the company in the open market at prevailing market prices (including through a Rule 10b5-1 Plan), in privately negotiated transactions, or through any combination of these methods, through September 3, 2024. The actual timing, number, manner and value of any shares repurchased will depend on several factors, including the market price of the company’s stock, general market and economic conditions, the company’s liquidity requirements, applicable legal requirements and other business considerations. The repurchase program does not obligate us to acquire any number of shares in any specific period or at all and may be suspended or discontinued at any time at our discretion.

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

Furthermore, there are regulatory restrictions on the ability of certain of our subsidiaries to transfer funds to us. The payments of ordinary and extraordinary dividends by certain of our subsidiaries (through which we conduct our business) are subject to significant regulatory restrictions under the laws and regulations of the states in which they operate. Among other things, such laws and regulations require certain subsidiaries to maintain minimum capital and net worth requirements and may limit the amount of ordinary and extraordinary dividends and other payments that these subsidiaries can pay to us. We expect that such limitations will be in effect for the foreseeable future. None of our subsidiaries are obligated to make funds available to us through the payment of dividends.

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the audited consolidated statements of cash flows included in Item 8 of this Annual Report on Form 10-K, are summarized in the following table:

	Year Ended
	December 31,
(In millions)	2023	2022
Net cash provided from (used for):
Operating activities	$202	$142
Investing activities	(32)	(35)
Financing activities	(137)	(77)
Cash increase during the period	$34	$29

Operating Activities

Net cash provided from operating activities was $202 million for the year ended December 31, 2023, compared to $142 million for the year ended December 31, 2022.

Net cash provided from operating activities in 2023 comprised $242 million in earnings adjusted for non-cash charges, offset, in part, by $7 million in payments for restructuring charges and $33 million in cash used for working capital. Cash used for working capital was primarily driven by a decline in the number of first-year real estate home warranties, which are typically paid for upfront at the time of closing on the home sale, and favorable development of prior period claims.

Net cash provided from operating activities in 2022 comprised $151 million in earnings adjusted for non-cash charges, offset, in part, by $5 million in payments for restructuring charges and $5 million in cash used for working capital. Cash used for working capital was primarily driven by the unfavorable impact on deferred revenue of a decline in the number of first-year real estate home warranties, which are typically paid for upfront at the time of closing on the home sale. Cash used for working capital was also impacted by increased accounts payable and accrued liabilities balances due to the impact of inflation on contractor and supplier costs and trade payables.

Investing Activities

Net cash used for investing activities was $32 million and $35 million for the years ended December 31, 2023 and 2022, respectively.

Capital expenditures were $32 million and $40 million in 2023 and 2022, respectively, and included recurring capital needs and technology projects. We expect capital expenditures for the full year 2024 relating to committed, recurring capital needs and the continuation of investments in information systems and productivity enhancing technology to be approximately $35 million to $45 million. We have no additional material capital commitments at this time.

Cash flows provided from other investing activities in 2022 were $4 million and consisted of proceeds received from the sale of a prior customer care center in LaGrange, Georgia. There were no cash flows provided from other investing activities in 2023.

Financing Activities

Net cash used for financing activities was $137 million and $77 million for the years ended December 31, 2023 and 2022, respectively.

During the year ended December 31, 2023, we made scheduled principal payments of debt of $17 million and purchased outstanding shares of our common stock at an aggregate cost of $121 million. Repurchases of common stock included associated commissions and taxes of $1 million.

During the year ended December 31, 2022, we made scheduled principal payments of debt of $17 million and purchased outstanding shares of our common stock at an aggregate cost of $59 million. Repurchases of common stock included associated commissions and taxes of less than $1 million.

Free Cash Flow

The following table reconciles net cash provided from operating activities, which we consider to be the most directly comparable U.S. GAAP measure, to Free Cash Flow using data derived from the audited consolidated statements of cash flows included in Item 8 of this Annual Report on Form 10-K.

	Year Ended December 31,
(In millions)	2023	2022
Net cash provided from operating activities	$202	$142
Property additions	(32)	(40)
Free Cash Flow	$170	$102

Contractual Obligations

The following table presents our contractual obligations and commitments as of December 31, 2023:

		Less than			More than
(In millions)	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
Principal repayments*	$598	$17	$222	$359	$—
Estimated interest payments(1)	148	36	72	40	—
Non-cancelable operating leases*(2)	24	3	5	5	10
Purchase obligations	31	22	9	—	—
Home warranty claims*	76	76	—	—	—
Total	$877	$154	$308	$404	$10

_________________________________

*     These items are included in the audited consolidated statements of financial position included in Item 8 of this Annual Report on Form 10-K.

(1)These amounts represent future interest payments related to existing debt obligations based on interest rates and principal maturities specified in the Credit Agreement. Payments related to the Term Loan Facilities are based on applicable variable and fixed interest rates as of December 31, 2023 plus the specified margin in the Credit Agreement for each period presented. As of December 31, 2023, the estimated debt balance as of each year ending from 2024 through 2027 is $581 million, $564 million, $359 million and $355 million, respectively, and the weighted-average interest rate on the estimated debt balances as of each year ending from 2024 through 2027 is 6.0 percent, 7.5 percent, 7.7 percent and 7.7 percent, respectively. There is no estimated debt balance as of the fiscal year ending 2028. See Note 11 to the audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for the terms and maturities of existing debt obligations.

(2)These amounts represent future payments relating to real estate operating leases. In August 2023, we entered into a non-cancelable operating lease agreement for a collaboration center located in Scottsdale, Arizona, which commenced in February 2024 and has an initial term of 10 years, unless terminated earlier. We are obligated to make lease payments totaling approximately $8 million over the lease term, with $1 million in 2024 and $7 million in the years thereafter (2025-2033), which are not included in the table above.

Financial Position

A summary of the significant changes in our financial position from December 31, 2022 to December 31, 2023 is as follows:

•Property and equipment, net decreased during 2023, primarily reflecting $5 million in non-cash impairment charges relating to us exiting certain leased and company-owned facilities.

•Operating lease right-of-use assets decreased during 2023, primarily reflecting $5 million in non-cash impairment charges relating to us exiting certain leased facilities.

•Payroll and related expenses increased during 2023, primarily reflecting an increase in incentive compensation to be paid in 2024.

•Home warranty claims decreased during 2023, primarily reflecting the impact of an $11 million favorable adjustment recorded in 2023 related to the development of prior period claims and a lower number of service requests.

•Deferred revenue decreased during 2023, reflecting a decline in the number of first-year real estate home warranties, which are typically paid for upfront at the time of closing on the home sale.

•Long-term debt decreased during 2023, reflecting scheduled debt payments.

•Deferred tax liabilities, net decreased during 2023, reflecting timing differences associated with depreciation of fixed assets, certain incentive compensation expense and right-of-use assets.

•Total shareholders’ equity was $136 million as of December 31, 2023 compared to $61 million as of December 31, 2023. The increase was primarily driven by net income, offset, in part, by repurchases of our common stock. See the audited consolidated statements of changes in equity (deficit) included in Item 8 of this Annual Report on Form 10-K for further information.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Changes in macroeconomic conditions, including inflation, higher interest rates, the challenging real estate market and rising global geopolitical issues, may affect existing home sales, consumer sentiment or labor availability. These conditions may reduce demand for our services, increase our costs or otherwise adversely impact our business, which could have a material adverse impact on our future results of operations.

We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt and by utilizing an interest rate swap. We entered into an interest rate swap contract in the normal course of business to manage interest rate risks, with a policy of matching positions. The effect of derivative financial instrument transactions under the agreement could have a material impact on our financial statements. We do not hold or issue derivative financial instruments for trading or speculative purposes.

On October 24, 2018, we entered into an interest rate swap contract effective October 31, 2018 that expires on August 16, 2025. The notional amount of the agreement is $350 million. Under the terms of the agreement, we will pay a fixed rate of interest of 3.028 percent on the $350 million notional amount, and we will receive a floating rate of interest (based on SOFR, subject to a floor of zero percent) on the notional amount. Therefore, during the term of the agreement, the effective interest rate on $350 million of the Term Loan Facilities is fixed at a rate of 3.028 percent, plus the incremental borrowing margin of 2.25 percent.

We believe our exposure to interest rate fluctuations could be material to our overall results of operations. A significant portion of our outstanding debt, including indebtedness under the Credit Facilities, bears interest at variable rates. As a result, increases in interest rates would increase the cost of servicing our indebtedness and could materially reduce our profitability and cash flows. As of December 31, 2023, each one percentage point change in interest rates would result in an approximate $2 million change in the annual interest expense on our Term Loan Facilities after considering the impact of the interest rate swap. Assuming all revolving loans were fully drawn as of December 31, 2023, each one percentage point change in interest rates would result in an approximate $3 million change in annual interest expense on our Revolving Credit Facility. The impact of increases in interest rates could be more significant for us than it would be for some other companies because of our significant indebtedness.

The following table summarizes information about our debt as of December 31, 2023 (after considering the impact of the effective interest rate swap), including the principal cash payments and related weighted-average interest rates by expected maturity dates based on applicable rates as of December 31, 2023.

								Fair
(In millions)	2024	2025	2026	2027	2028	Thereafter	Total	Value
Debt:
Variable rate	$17	17	205	4	5	—	248	248
Average interest rate	7.2%	7.2%	7.0%	7.7%	7.7%	—	7.0%
Fixed rate	—	—	—	—	350	—	350	350
Average interest rate	—	—	—	—	5.3%	—	5.3%

During the year ended December 31, 2023, the average rates paid and received on the interest rate swap, before the application of the applicable borrowing margin, were 3.0 percent and 5.0 percent, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Frontdoor, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial position of Frontdoor, Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive income, statements of changes in total equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accrual for Home Warranty Claims – Refer to Notes 2 and 8 of the financial statements

Critical Audit Matter Description

The Company maintains an accrual for the cost to complete home warranty claims when the ultimate cost of the claims is not yet known. The estimate is determined using an internal analysis based on current claims and historical claims experience. In addition, the Company engages a third-party actuary to develop an independent estimate of the ultimate costs using generally accepted actuarial methods that incorporate cumulative claims experience and information provided by the Company. The Company regularly reviews its estimates of claims costs and adjusts the estimates, as needed.

We identified the accrual for home warranty claims as a critical audit matter because estimating the cost to complete home warranty claims involves significant estimation by management due to the subjectivity involved in determining loss development factors for outstanding claims, including the impact of underlying business changes and market trends on the ultimate costs. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our actuarial specialists, when performing audit procedures to evaluate the reasonableness of the accrual for home warranty claims as of December 31, 2023.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the home warranty claims accrual included the following, among others:

•We tested the operating effectiveness of controls over the home warranty claims accrual, including those over the Company’s internal analysis to project the ultimate costs associated with settling each claim as well as oversight of the actuary and related assumptions. Additionally, we tested the operating effectiveness over the controls covering the completeness and accuracy of the claims data underlying the accrual process.

•We compared management’s prior periods assumptions of expected development to actual development during the current year and subsequent period to identify potential bias in the determination of the home warranty claims accrual.

•With the assistance of our actuarial specialists:

▪We evaluated the methods and assumptions used by management to estimate the home warranty claims accrual.

▪We developed independent estimates of the home warranty claims accrual and compared our estimate to management’s estimate.

•We tested the underlying data that served as the basis for the Company’s internal analysis and their actuary’s analysis, including historical claims, to ensure that the inputs to the estimates were complete and accurate.

/s/ Deloitte & Touche LLP

Memphis, Tennessee
February 28, 2024

We have served as the Company's auditor since 2017.

Consolidated Statements of Operations and Comprehensive Income

(In millions, except per share data)

	Year Ended
	December 31,
	2023	2022	2021
Revenue	$1,780	$1,662	$1,602
Cost of services rendered	895	952	818
Gross Profit	885	710	784
Selling and administrative expenses	581	521	511
Depreciation and amortization expense	37	34	35
Goodwill and intangibles impairment	—	14	—
Restructuring charges	16	20	3
Interest expense	40	31	39
Interest and net investment income	(16)	(4)	(1)
Loss on extinguishment of debt	—	—	31
Income before Income Taxes	229	93	168
Provision for income taxes	57	22	39
Net Income	$171	$71	$128
Other Comprehensive (Loss) Income, Net of Income Taxes:
Unrealized (loss) gain on derivative instruments, net of income taxes	(3)	27	15
Total Other Comprehensive (Loss) Income, Net of Income Taxes	(3)	27	15
Comprehensive Income	$169	$98	$143
Earnings per Share:
Basic	$2.13	$0.87	$1.51
Diluted	$2.12	$0.87	$1.50
Weighted-average Common Shares Outstanding:
Basic	80.5	81.8	85.1
Diluted	80.9	82.0	85.5

See the accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Financial Position

(In millions, except share data)

	As of
	December 31,
	2023	2022
Assets:
Current Assets:
Cash and cash equivalents	$325	$292
Receivables, less allowance of $5 and $4, respectively	6	5
Prepaid expenses and other current assets	32	33
Total Current Assets	363	330
Other Assets:
Property and equipment, net	60	66
Goodwill	503	503
Intangible assets, net	143	148
Operating lease right-of-use assets	3	11
Deferred customer acquisition costs	12	16
Other assets	5	8
Total Assets	$1,089	$1,082
Liabilities and Shareholders' Equity:
Current Liabilities:
Accounts payable	$76	$80
Accrued liabilities:
Payroll and related expenses	38	22
Home warranty claims	76	103
Other	22	21
Deferred revenue	102	121
Current portion of long-term debt	17	17
Total Current Liabilities	331	364
Long-Term Debt	577	592
Other Long-Term Liabilities:
Deferred tax liabilities, net	25	39
Operating lease liabilities	16	18
Other long-term liabilities	5	8
Total Other Long-Term Liabilities	46	65
Commitments and Contingencies (Note 8)
Shareholders' Equity:
Common stock, $0.01 par value; 2,000,000,000 shares authorized; 86,553,387 shares issued and 78,378,511 shares outstanding as of December 31, 2023 and 86,079,773 shares issued and 81,517,243 shares outstanding as of December 31, 2022	1	1
Additional paid-in capital	117	90
Retained earnings	296	124
Accumulated other comprehensive income	6	8
Less treasury stock, at cost; 8,174,876 shares as of December 31, 2023 and 4,562,530 shares as of December 31, 2022	(283)	(162)
Total Shareholders' Equity	136	61
Total Liabilities and Shareholders' Equity	$1,089	$1,082

See the accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Changes in (Deficit) Equity

(In millions)

				(Accumulated	Accumulated
			Additional	Deficit)	Other
		Common	Paid-in	Retained	Comprehensive	Treasury	(Deficit)
	Shares	Stock	Capital	Earnings	(Loss) Income	Stock	Equity
Balances as of December 31, 2020	85	$1	$46	$(75)	$(33)	$—	$(61)
Net income	—	—	—	128	—	—	128
Stock-based compensation expense	—	—	25	—	—	—	25
Exercise of stock options	—	—	2	—	—	—	2
Taxes paid related to net share settlement of equity awards	—	—	(5)	—	—	—	(5)
Issuance of common stock related to ESPP	—	—	2	—	—	—	2
Repurchase of common stock	(3)	—	—	—	—	(103)	(103)
Other comprehensive income, net of tax	—	—	—	—	15	—	15
Balances as of December 31, 2021	83	$1	$70	$53	$(18)	$(103)	$2
Net income	—	—	—	71	—	—	71
Stock-based compensation expense	—	—	22	—	—	—	22
Taxes paid related to net share settlement of equity awards	—	—	(3)	—	—	—	(3)
Issuance of common stock related to ESPP	—	—	1	—	—	—	1
Repurchase of common stock	(2)	—	—	—	—	(59)	(59)
Other comprehensive income, net of tax	—	—	—	—	27	—	27
Balances as of December 31, 2022	82	$1	$90	$124	$8	$(162)	$61
Net income	—	—	—	171	—	—	171
Stock-based compensation expense	—	—	26	—	—	—	26
Exercise of stock options	—	—	4	—	—	—	4
Taxes paid related to net share settlement of equity awards	—	—	(4)	—	—	—	(4)
Issuance of common stock related to ESPP	—	—	1	—	—	—	1
Repurchase of common stock	(4)	—	—	—	—	(121)	(121)
Other comprehensive loss, net of tax	—	—	—	—	(3)	—	(3)
Balances as of December 31, 2023	78	$1	$117	$296	$6	$(283)	$136

See the accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows

(In millions)

	Year Ended
	December 31,
	2023	2022	2021
Cash and Cash Equivalents at Beginning of Period	$292	$262	$597
Cash Flows from Operating Activities:
Net Income	171	71	128
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization expense	37	34	35
Deferred income tax benefit	(13)	(10)	(2)
Stock-based compensation expense	26	22	25
Goodwill and intangibles impairment	—	14	—
Restructuring charges	16	20	3
Payments for restructuring charges	(7)	(5)	(2)
Loss on extinguishment of debt	—	—	31
Other	6	1	5
Changes in working capital:
Receivables	—	2	(2)
Prepaid expenses and other current assets	(1)	(3)	—
Accounts payable	(4)	15	10
Deferred revenue	(19)	(35)	(32)
Accrued liabilities	(7)	10	(6)
Accrued interest payable	—	—	(9)
Current income taxes	(1)	6	1
Net Cash Provided from Operating Activities	202	142	185
Cash Flows from Investing Activities:
Purchases of property and equipment	(32)	(40)	(31)
Other investing activities	—	4	—
Net Cash Used for Investing Activities	(32)	(35)	(31)
Cash Flows from Financing Activities:
Borrowings of debt, net of discount	—	—	638
Repayments of debt	(17)	(17)	(994)
Debt issuance cost paid	—	—	(8)
Call premium paid on retired debt	—	—	(21)
Repurchase of common stock	(121)	(59)	(103)
Other financing activities	1	(2)	(1)
Net Cash Used for Financing Activities	(137)	(77)	(489)
Cash Increase (Decrease) During the Period	34	29	(335)
Cash and Cash Equivalents at End of Period	$325	$292	$262

See the accompanying Notes to the Consolidated Financial Statements.

Frontdoor, Inc.

Notes to the Consolidated Financial Statements

Note 1. Description of Business

Frontdoor is the leading provider of home warranties in the United States, as measured by revenue, and operates primarily under the American Home Shield brand. Our customizable home warranties help customers protect and maintain their homes, typically their most valuable asset, from costly and unplanned breakdowns of essential home systems and appliances. Our home warranty customers usually subscribe to an annual service plan agreement that covers the repair or replacement of major components of more than 20 home systems and appliances, including electrical, plumbing, HVAC systems, water heaters, refrigerators, dishwashers and ranges/ovens/cooktops, as well as optional coverages for electronics, pools, spas and pumps. Frontdoor also provides on-demand home services and a one-stop app experience for home repair and maintenance. Enabled by our Streem technology, the app empowers homeowners by connecting them in real time through video chat with qualified experts to diagnose and solve their problems. As of December 31, 2023, we had 2.0 million active home warranties across all brands in the United States.

Note 2. Significant Accounting Policies

Consolidation

Our consolidated financial statements include all of our wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements requires management to make certain estimates and assumptions required under U.S. GAAP that may differ from actual results. The more significant areas requiring the use of management estimates relate to: revenue recognition; home warranty claims accruals; the valuation of property and equipment, goodwill and intangible assets; useful lives for recognizing depreciation and amortization expense; accruals for current and deferred tax accounts; stock-based compensation expense; and litigation matters.

Revenue

The majority of our revenue is generated from annual home warranty contracts entered into with our customers. Home warranty contracts are typically one year in duration. Home warranty claims costs are expensed as incurred. We recognize revenue over the life of these contracts in proportion to the expected direct costs. Those costs bear a direct relationship to the fulfillment of our obligations under the contracts and are representative of the relative value provided to our customers. We regularly review our estimates of claims costs and adjust our estimates when appropriate.

Revenues are presented net of sales taxes collected and remitted to government taxing authorities in the accompanying consolidated statements of operations and comprehensive income.

We record a receivable due from customers once we have an unconditional right to invoice and receive payment in the future related to the services provided and anticipate the collection of amounts due to us. We invoice our monthly-pay customers on a straight-line basis over the contract term. As a result, contract assets arise when we recognize revenue for our home warranty contracts prior to a customer being invoiced. Deferred revenue represents a contract liability and is recognized when cash payments are received in advance of the performance of services, including when the amounts are refundable. Amounts are recognized as revenue in proportion to the costs expected to be incurred in performing services under our contracts.

Property and Equipment, Goodwill and Intangible Assets

Property and equipment consist of the following:

	As of		Estimated
	December 31,		Useful Lives
(In millions)	2023	2022	(Years)
Buildings and improvements	$4	$14	10 - 40
Technology and communications	159	130	3 - 7
Office equipment, furniture and fixtures, and vehicles	3	11	5 - 7
	166	155
Less accumulated depreciation	(105)	(89)
Property and equipment, net	$60	$66

Depreciation of property and equipment was $32 million, $27 million and $24 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Property and equipment are recorded at cost. Property and equipment and intangible assets with finite lives are depreciated on a straight-line basis over their estimated useful lives. These lives are based on our previous experience for similar assets, potential market obsolescence and other industry and business data. Property and equipment and finite-lived intangible assets are tested for recoverability if circumstances indicate a potential impairment. If the carrying amount is no longer recoverable based upon the undiscounted future cash flows of the asset, an impairment loss would be recognized equal to the difference between the carrying amount and the fair value of the asset. Changes in the estimated useful lives could cause us to adjust the carrying values or future expense accordingly.

Goodwill and indefinite-lived intangible assets are not amortized and are subject to assessment for impairment on an annual basis, or more frequently if circumstances indicate a potential impairment. We perform our annual assessment for impairment on October 1 of every year. Goodwill and indefinite-lived intangible assets are tested for impairment at the reporting unit level. The Company can elect to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If the reporting unit does not pass the qualitative assessment, or if the Company does not elect to perform the initial qualitative assessment, then the reporting unit’s carrying amount is compared to its fair value. The fair values of the reporting units are estimated using market and discounted cash flow approaches. The discounted cash flow approach uses expected future operating results. The market approach uses comparable company information to determine revenue and earnings multiples to value our reporting units. Failure to achieve these expected results or market multiples may cause a future impairment of goodwill at the reporting unit. Goodwill and indefinite-lived intangible assets are considered impaired if the carrying amount of the reporting unit exceeds its fair value. See Note 4 to the accompanying consolidated financial statements for information related to our goodwill and intangible assets.

Advertising

We expense advertising costs as incurred. Advertising expense for the years ended December 31, 2023, 2022 and 2021 was $156 million, $115 million and $106 million, respectively.

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

Restricted Net Assets

There are regulatory restrictions on the ability of certain of our subsidiaries to transfer funds to us. The payments of ordinary and extraordinary dividends by our subsidiaries are subject to significant regulatory restrictions under the laws and regulations of the states in which they operate. Among other things, such laws and regulations require certain subsidiaries to maintain minimum capital and net worth requirements and may limit the amount of ordinary and extraordinary dividends and other payments that these subsidiaries can make to us. As of December 31, 2023, the total net assets subject to these regulatory restrictions was $157 million.

Financial Instruments and Credit Risk

We hedge the interest payments on a portion of our variable rate debt through the use of an interest rate swap contract. We have classified our interest rate swap contract as a cash flow hedge and recorded the hedging instrument in the consolidated statements of financial position as either an asset or liability at fair value. The effect of derivative financial instrument transactions could have a material impact on our financial statements. We do not hold or issue derivative financial instruments for trading or speculative purposes.

Financial instruments, which potentially subject us to financial and credit risk, consist principally of receivables. The majority of our receivables have little concentration of credit risk due to the large number of customers with relatively small balances and their dispersion across geographical areas. We maintain an allowance for losses based upon the expected collectability of receivables. See Note 15 to the accompanying consolidated financial statements for information relating to the fair value of financial instruments.

Stock-Based Compensation Expense

Stock-based compensation expense for stock options is estimated at the grant date based on an award’s fair value as calculated by the Black-Scholes option-pricing model and is recognized as expense over the requisite service period. The Black-Scholes model requires various highly judgmental assumptions including expected volatility and option life. If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense for future grants may differ materially from that recorded in the current period related to options granted to date. In addition, we estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience. To the extent the actual forfeiture rate is different from the estimate, stock-based compensation expense is adjusted accordingly in the period the forfeiture occurs or the awards vest. See Note 9 to the accompanying consolidated financial statements for more details, including the calculation of stock-based compensation expense for stock options, performance options, RSUs, performance shares and RSAs.

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

Segment Reporting

We are required to report annual and interim financial and descriptive information about our reportable operating segments. We operate our business under six brand names that primarily engage in the activity of providing home warranties to our customers. Our chief operating decision maker, who is our Chief Executive Officer, regularly evaluates financial information on a consolidated basis in deciding how to allocate resources and in assessing performance. As such, we operate as one operating segment, which is comprised of our six brands, and we have one reportable segment.

Newly Issued Accounting Standards

In 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), which provides optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The sunset provision was set for December 31, 2022. In 2022, the FASB issued ASU 2022-06, which defers the sunset date to December 31, 2024, after which entities will no longer be permitted to apply the relief in in Topic 848. In March 2023, in connection with the planned phase-out of LIBOR, we amended our Credit Facilities to replace LIBOR with SOFR as the benchmark rate under the Credit Agreement. We adopted ASU 2020-04 in connection with this transition of the benchmark rate under our Credit Agreement. This transition did not have a material impact on our consolidated financial statements and related disclosures.

In 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted, and the guidance should be applied retrospectively to all periods presented in the financial statements, unless it is impracticable. We intend to adopt the provisions of this guidance in conjunction with our 2024 Annual Report on Form 10-K for the year ended December 31, 2024.

In 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), which improves income tax disclosure requirements, primarily through enhanced disclosures related to the rate reconciliation and income taxes paid information. This guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted, and the guidance should be applied on a prospective basis. Retrospective application is permitted. We intend to adopt the provisions of this guidance in conjunction with our 2024 Annual Report on Form 10-K for the year ended December 31, 2024.

Note 3. Revenue

The majority of our revenue is generated from annual home warranty contracts entered into with our customers. Home warranty contracts are typically one year in duration. We derive substantially all of our revenue from customers in the United States.

We disaggregate revenue from contracts with customers into major customer acquisition channels. We determined that disaggregating revenue into these categories depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. Revenue by major customer acquisition channel is as follows:

___

	Year Ended
	December 31,
(In millions)	2023	2022	2021
Renewals	$1,367	$1,203	$1,103
Real estate(1)	141	184	252
Direct-to-consumer(1)	194	219	201
Other	77	56	46
Total	$1,780	$1,662	$1,602

_____________________________

(1)First-year revenue only.

Our home warranty contracts have one performance obligation, which is to provide for the repair or replacement of essential home systems and appliances, as applicable per the contract. We recognize revenue at the agreed upon contractual amount over time using the input method in proportion to the costs expected to be incurred in performing services under the contracts. Those costs bear a direct relationship to the fulfillment of our obligations under the contracts and are representative of the relative fair value of the services provided to the customer. As the costs to fulfill the obligations of the home warranties are incurred on an other-than-straight-line basis, we utilize historical evidence to estimate the expected claims expense and related timing of such costs and make a corresponding adjustment each period to the timing of our related revenue recognition. This adjustment to the straight-line revenue creates a contract asset or contract liability, as described under the heading “Contract Assets and Liabilities” below. We regularly review our estimates of claims costs and adjust these estimates when appropriate.

Renewals

Revenue from customer renewals of home warranty contracts, which were previously initiated in the real estate or direct-to-consumer channel are classified as renewal revenue above. Renewals relate to consecutive contract periods and take place at the end of the first year of a real estate or direct-to-consumer home warranty contract. Customer payments for renewals are primarily received in installments over the new contract period.

Real estate

Real estate home warranties are sold through annual contracts which occur in connection with a real estate sale. These plans are typically paid in full at closing on the real estate transaction. First-year revenue from the real estate channel is classified as real estate above. At the option of the customer, upon renewal of the contract, the future revenue derived from home warranties sold in this channel is classified as renewal revenue as described above.

Direct-to-consumer

Direct-to-consumer home warranties are sold through annual contracts which occur in response to our marketing efforts. Customer payments for direct-to-consumer sales are primarily received in installments over the contract period. First-year revenue from the direct-to-consumer channel is classified as direct-to-consumer above. At the option of the customer, upon renewal of the contract, the future revenue derived from home warranties sold in this channel is classified as renewal revenue as described above.

Other

Other revenue primarily includes revenue generated by on-demand home services, as well as administrative fees and ancillary services attributable to our home warranty contracts.

Deferred Customer Acquisition Costs

We capitalize the incremental costs of obtaining a contract with a customer and recognize the related expense using the input method in proportion to the costs expected to be incurred in performing services under the contract, over the expected customer relationship period. Deferred customer acquisition costs were $12 million and $16 million as of December 31, 2023 and 2022, respectively. Amortization of deferred customer acquisition costs was $16 million, $19 million and $19 million for the years ended December 31, 2023, 2022 and 2021, respectively. There were no impairment losses related to these capitalized costs during the years ended December 31, 2023, 2022 and 2021.

Receivables, Less Allowance

We record a receivable due from customers once we have an unconditional right to invoice and receive payment in the future related to the services provided and anticipate the collection of amounts due to us. Contracts for home warranties may be invoiced upfront or monthly in straight-line installment payments over the contract period. The payment terms are determined prior to the execution of the contract.

Contract Assets and Liabilities

Contract assets arise when we recognize revenue for our home warranty contracts prior to a customer being invoiced. These timing differences are created when the recognition of revenue in proportion to the costs expected to be incurred in performing the services under the contract are accelerated as compared to the recognition of revenue on a straight-line basis over the contract period. There were no contract assets as of December 31, 2023.

Our contract liabilities consist of deferred revenue which is recognized when cash payments are received in advance of the performance of services, including when the amounts are refundable. Amounts are recognized as revenue in proportion to the costs expected to be incurred in performing services under our contracts.

A summary of the changes in deferred revenue for the year ended December 31, 2023 is as follows:

(In millions)
Balance as of December 31, 2022	$121
Deferral of revenue	229
Recognition of deferred revenue	(248)
Balance as of December 31, 2023	$102

There was approximately $117 million of revenue recognized during the year ended December 31, 2023 that was included in the deferred revenue balance as of December 31, 2022.

Note 4. Goodwill and Intangible Assets

Goodwill and indefinite-lived intangible assets are not amortized and are subject to assessment for impairment on an annual basis, or more frequently if circumstances indicate a potential impairment. We perform our annual assessment for impairment on October 1 of every year.

In connection with the preparation of our consolidated financial statements for the third quarter of 2022, we determined that indicators of a potential goodwill and intangible assets impairment were present for our Streem reporting unit. In particular, we began to shift the focus of our Streem technology platform to primarily concentrate on integrating the technology into our core product offerings. We continue to license this technology to third-party business-to-business customers as a software-as-a-service platform but intend to discontinue this third-party business by the end of 2024. This shift in focus resulted in significantly lower projected revenue for Streem. We performed an interim impairment analysis of the Streem reporting unit as of September 30, 2022. In performing the discounted cash flow analysis, we determined that the carrying amount of the Streem reporting unit exceeded its fair value. An impairment charge of $14 million was recognized during the third quarter of 2022, which comprised the remaining net carrying amount of Streem’s goodwill of $9 million and intangible assets of $5 million.

The balance of goodwill was $503 million as of December 31, 2023 and 2022. There were no goodwill impairment charges recorded in the years ended December 31, 2023 and 2021.

The following table provides a summary of the components of our intangible assets:

	As of December 31,
	2023			2022
		Accumulated			Accumulated
(In millions)	Gross	Amortization	Net	Gross	Amortization	Net
Trade names(1)	$141	$—	$141	$141	$—	$141
Customer relationships	173	(173)	—	173	(172)	—
Developed technology	19	(17)	2	19	(13)	5
Other	32	(32)	—	32	(31)	1
Total	$365	$(221)	$143	$365	$(217)	$148

___________________________________

(1)Not subject to amortization.

Amortization expense was $4 million, $7 million and $11 million for the years ended December 31, 2023, 2022 and 2021, respectively. As indicated above, an impairment charge of $5 million was recognized during the year ended December 31, 2022 related to Streem’s intangible assets. There were no intangible asset impairment charges recorded in the years ended December 31, 2023 and 2021.

The following table outlines expected amortization expense for existing intangible assets for the next five years:

(In millions)
2024	$2
2025	—
2026	—
2027	—
2028	—
Total	$3

Note 5. Leases

We have operating leases primarily for our corporate headquarters located in Memphis, Tennessee, a collaboration center located in Scottsdale, Arizona and a technology collaboration center in Pune, India. We also continue to lease certain office space in other geographies, which we have, as indicated below, either exited or subleased. Our leases have remaining lease terms ranging from less than one year to 11 years, some of which include options to extend the leases for up to five years.

The weighted-average remaining lease term and weighted-average discount rate related to our operating leases are as follows:

	As of
	December 31,
	2023	2022
Weighted-average remaining lease term (years)	9	9
Weighted-average discount rate	6.5%	6.3%

We recognized operating lease expense of $3 million, $4 million and $4 million for the years ended December 31, 2023, 2022 and 2021, respectively. These expenses are included in selling and administrative expenses in the accompanying consolidated statements of operations and comprehensive income.

Supplemental balance sheet information related to our operating lease liabilities is as follows:

	As of
	December 31,
(In millions)	2023	2022
Other accrued liabilities	$2	$3
Operating lease liabilities	16	18
Total operating lease liabilities	$18	$21

Supplemental cash flow information related to our operating leases is as follows:

	Year Ended
	December 31,
(In millions)	2023	2022	2021
Cash paid on operating lease liabilities(1)	$4	$5	$5
Leased assets obtained in exchange for new lease liabilities	—	3	6

___________________________________

(1)Amount is presented net of cash provided from sublease income.

The following table presents the maturities of our operating lease liabilities as of December 31, 2023:

(In millions)
2024(1)	2
2025(1)	2
2026(1)	2
2027	3
2028	2
Thereafter	10
Total future lease payments(1)	21
Less imputed interest	(6)
Total operating lease liabilities(1)	$15

___________________________________

(1)Amount is presented net of future sublease income totaling $3 million, which relates to the years ending December 31, 2024 through December 31, 2026.

Sublease of Prior Corporate Headquarters

On August 10, 2022, we subleased our prior corporate headquarters facility in Memphis, Tennessee. As a result of us exiting the facility on June 27, 2022, we incurred a non-cash impairment charge of $11 million for the year ended December 31, 2022.

Closure of Leased Facilities

In August 2023, we entered into a new lease in Scottsdale, Arizona and subsequently decided to exit our leased facility in Phoenix, Arizona. Additionally, in November 2023, we decided to exit our leased facilities in Seattle, Washington, Portland, Oregon and Denver, Colorado. As a result of exiting these leased facilities during 2023, we incurred non-cash impairment charges of $5 million for the year ended December 31, 2023 relating to the corresponding operating lease right-of-use assets.

The non-cancelable operating lease agreement for the collaboration center located in Scottsdale, Arizona, commenced in February 2024 and has an initial term of 10 years, unless terminated earlier. We are obligated to make lease payments totaling approximately $8 million over the lease term, with $1 million in 2024 and $7 million in the years thereafter (2025-2033), which are not included in the table above.

Note 6. Income Taxes

As of December 31, 2023, 2022 and 2021, we had $5 million, $8 million and $7 million of unrecognized tax benefits, respectively, all of which would impact the effective tax rate if recognized.

The table below summarizes the changes in gross unrecognized tax benefits for the years ended December 31, 2023 and 2022:

(In millions)
Balance as of December 31, 2021	$7
Increases in tax positions for current year	1
Balance as of December 31, 2022	8
Decreases in tax positions for current year	(2)
Balance as of December 31, 2023	$5

Interest and penalties accrued on the liability for unrecognized tax benefits and recognized as income tax expense are less than $1 million for the year ended December 31, 2023.

We are subject to taxation in the United States, various states and foreign jurisdictions. Due to expired statutes, the majority of our U.S. federal, state and local income tax returns for the years prior to 2020 are no longer subject to examination by tax authorities. Substantially all of our income before income taxes for the years ended December 31, 2023, 2022 and 2021 was generated in the United States.

The reconciliation of income tax computed at the U.S. federal statutory tax rate to our effective income tax rate is as follows:

	Year Ended
	December 31,
	2023	2022	2021
Tax at U.S. federal statutory rate	21.0%	21.0%	21.0%
State and local income taxes, net of U.S. federal benefit	2.4	0.7	3.1
Other permanent items	0.9	(0.2)	(0.3)
Stock-based compensation	1.2	2.2	0.5
Goodwill impairment	—	2.0	—
Tax Credits	(0.7)	(3.2)	(1.9)
Uncertain tax positions	0.2	1.3	1.1
Effective rate	25.0%	23.8%	23.4%

Income tax expense is as follows:

	Year Ended
	December 31,
(In millions)	2023	2022	2021
Current:
U.S. federal	$60	$28	$33
State and local	10	4	7
	70	32	41
Deferred:
U.S. federal	(11)	(7)	(1)
State and local	(3)	(2)	—
	(13)	(10)	(2)
Provision for income taxes	$57	$22	$39

Significant components of our deferred tax balances are as follows:

	As of
	December 31,
(In millions)	2023	2022
Long-term deferred tax assets (liabilities):
Intangible assets	$(45)	$(45)
Property and equipment	4	(3)
Deferred customer acquisition costs	(3)	(4)
Prepaid expenses and other assets	(2)	(2)
Operating lease right-of-use assets	(1)	(2)
Receivables allowances	1	1
Accrued liabilities	9	5
Other long-term liabilities	7	7
Operating lease liabilities	4	5
Deferred interest expense	(2)	(2)
Net operating loss and tax credit carryforwards	2	2
Valuation allowance	(1)	—
Net long-term deferred tax liabilities	$(25)	$(39)

Note 7. Restructuring Charges

We incurred restructuring charges of $16 million ($12 million, net of tax), $20 million ($15 million, net of tax) and $3 million ($2 million, net of tax) for the years ended December 31, 2023, 2022 and 2021, respectively.

In 2023, restructuring charges primarily comprised $10 million in non-cash impairment charges related to the operating lease right-of-use assets and related property and equipment of certain of our leased and company-owned facilities as discussed further in Note 5 to the accompanying consolidated financial statements, $2 million of professional fees and $3 million of severance costs. The impairment charges were the result of our decision to exit the leased and company-owned properties. The severance costs related to our continued review and optimization of selling, general and administrative expenses.

In 2022, restructuring charges primarily comprised an $11 million impairment charge related to our prior corporate headquarters facility operating lease right-of-use asset and leasehold improvements, a $2 million impairment of certain internally developed software, $1 million of accelerated depreciation related to the early termination of a lease, and $6 million of severance and other costs. Severance costs of $2 million related to a reduction in workforce of seven percent as part of our completed strategic review of selling and administrative expenses.

In 2021, restructuring charges primarily comprised $1 million of accelerated depreciation of certain technology systems driven by efforts to enhance our technological capabilities and $1 million of severance and other costs.

The pre-tax charges discussed above are included in restructuring charges in the accompanying consolidated statements of operations and comprehensive income.

As of December 31, 2022, there were $2 million of restructuring charges accrued, of which all were paid or otherwise settled during the year ended December 31, 2023. As of December 31, 2023, there was less than $1 million in accrued restructuring charges in the accompanying consolidated statements of financial position.

Note 8. Commitments and Contingencies

Accruals for home warranty claims are made using internal actuarial projections, which are based on current claims and historical claims experience. Accruals are established based on estimates of the ultimate cost to settle claims. Home warranty claims take approximately three months to settle, on average, and substantially all claims are settled within six months of incurrence. The amount of time required to settle a claim can vary based on a number of factors, including whether a replacement is ultimately required. In addition to our estimates, we engage a third-party actuary to perform an accrual analysis utilizing generally accepted actuarial methods that incorporate cumulative historical claims experience and information provided by us. We regularly review our estimates of claims costs along with the third-party analysis and adjust our estimates when appropriate. We believe that utilizing actuarial methods in our estimation process to account for these liabilities provides a consistent and effective way to measure these judgmental accruals.

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

Note 9. Stock-Based Compensation

The Omnibus Plan permits the grant to certain employees, consultants and non-employee directors of Frontdoor different forms of awards, including stock options, performance options, RSUs, performance shares, RSAs and deferred share equivalents. Upon adoption, 14,500,000 shares were reserved for grants under the Omnibus Plan. Our compensation committee determines the long-term incentive mix of awards to our employees and may authorize new grants annually. As of December 31, 2023, 9,679,691 shares remain available for future grants.

Stock Options

Stock options are exercisable based on the terms outlined in the applicable award agreement and generally vest over a period of four years. The grant date fair value of stock options is determined using the Black-Scholes option pricing model with the assumptions noted in the following table. A historical daily measurement of volatility is determined based on our and our peer companies’ average volatility. The risk-free interest rate is determined by reference to the outstanding U.S. Treasury note with a term equal to the expected life of the option granted. The expected life represents the period of time that options are expected to be outstanding and was calculated using the simplified approach due to our lack of historical experience upon which to estimate the expected lives of the options.

	Year Ended
	December 31,
Assumption	2023	2022	2020
Expected volatility	54.9%	50.7%	54.1%
Expected dividend yield	0.0%	0.0%	0.0%
Expected life (in years)	6.1	6.1	6.1
Risk-free interest rate	3.71%	2.38%	1.09%

During the years ended December 31, 2023, 2022 and 2021, we granted options to purchase 661,231 shares, 568,623 shares and 271,735 shares of our common stock, respectively, at weighted-average exercise prices of $26.67 per share, $28.64 per share and $54.36 per share, respectively. The weighted-average grant-date fair values of the options granted during the years ended December 31, 2023, 2022 and 2021 were $12.49 per share, $14.54 per share and $27.78 per share, respectively. During the year ended December 31, 2023, we applied a forfeiture assumption of 10 percent per annum in the recognition of the expense related to these options, with the exception of the options held by our CEO for which we applied a forfeiture rate of zero percent. The total intrinsic value of options exercised was $1 million, less than $1 million and $2 million for the years ended December 31, 2023, 2022 and 2021, respectively.

A summary of option activity under the Omnibus Plan during the year ended December 31, 2023 is presented below:

				Weighted-
				average
		Weighted-	Aggregate	Remaining
		average	Intrinsic	Contractual
	Stock	Exercise	Value	Term
	Options	Price	(in millions)	(in years)
Outstanding as of December 31, 2022	1,188,168	$34.63	$—	7.45
Granted to employees	661,231	26.67
Exercised	(159,498)	26.75
Forfeited	(244,390)	30.78
Expired	(118,173)	38.51
Outstanding as of December 31, 2023	1,327,338	$31.97	$7	7.79
Exercisable as of December 31, 2023	565,373	36.26	$1	6.34

Performance Options

Performance options are exercisable based on the terms outlined in the applicable award agreement. The grant date fair value of performance options is determined using a Monte Carlo simulation model. In addition to service conditions, the ultimate number of performance options to be earned depends on the achievement of a market condition prior to the fourth anniversary of the grant date, which is based on a share price target. Performance options granted during the years ended December 31, 2023 and 2022 have a weighted-average service period of approximately 0.8 years and 1.6 years, respectively, from the initial grant date.

During the years ended December 31, 2023 and 2022, we granted options to purchase 652,004 and 272,503 shares of our common stock, respectively, with a weighted-average exercise price of $26.42 per share and $24.74 per share, respectively. The weighted-average grant date fair values of the performance options granted during the years ended December 31, 2023 and 2022 were $10.40 per share and $11.50 per share, respectively. We did not issue any performance options under the Omnibus Plan during the year ended December 31, 2021. During the year ended December 31, 2023, we applied a forfeiture assumption of 10 percent per annum in the recognition of the expense related to these performance options, with the exception of the options held by our CEO for which we applied a forfeiture rate of zero percent. No performance options exercised during the years ended December 31, 2023 and 2022.

A summary of performance options activity under the Omnibus Plan during the year ended December 31, 2023 is presented below:

		Weighted-
		average
	Performance	Grant Date
	Options	Fair Value
Outstanding as of December 31, 2022	272,503	$11.50
Granted to employees	652,004	10.40
Exercised	—	—
Forfeited	(157,363)	11.07
Outstanding as of December 31, 2023	767,144	$10.65

RSUs

RSUs vest based on the terms outlined in the applicable award agreement, which is generally over a period of three years. The grant date fair value of RSUs is determined using the closing market price of our common stock on the trading day that immediately precedes the grant date.

During the years ended December 31, 2023, 2022 and 2021, we granted 920,369 RSUs, 1,146,733 RSUs and 443,040 RSUs, respectively, with weighted-average grant date fair values of $26.60 per unit, $28.00 per unit and $53.36 per unit, respectively. During the year ended December 31, 2023, we applied a forfeiture assumption of 10 percent per annum in the recognition of the expense related to these RSUs, with the exception of the awards held by our CEO for which we applied a forfeiture rate of zero percent. The total fair value of RSUs vested during the years ended December 31, 2023, 2022 and 2021 was $13 million, $13 million and $10 million, respectively.

A summary of RSU activity under the Omnibus Plan during the year ended December 31, 2023 is presented below:

		Weighted-
		average
		Grant Date
	RSUs	Fair Value
Outstanding as of December 31, 2022	1,022,970	$31.95
Granted to employees	920,369	26.60
Vested	(400,186)	33.50
Forfeited	(256,980)	29.84
Outstanding as of December 31, 2023	1,286,173	$28.06

Performance Shares

Performance shares vest based on the terms outlined in the applicable award agreement, which is generally over a period of three years. The grant date fair value of performance shares is determined using the closing market price of our common stock on the trading day that immediately precedes the grant date. In addition to service conditions, the ultimate number of performance shares to be earned depends on the achievement of a performance condition, which is based on a revenue target.

During the years ended December 31, 2022 and 2021, we granted 285,801 performance shares and 98,017 performance shares, respectively, with a weighted-average grant date fair value of $28.03 per share and $54.81 per share, respectively. We did not issue any performance shares under the Omnibus Plan during the year ended December 31, 2023. During the year ended December 31, 2023, we applied a forfeiture assumption of 10 percent per annum in the recognition of the expense related to these performance shares, with the exception of the awards held by our CEO for which we applied a forfeiture rate of zero percent. No performance shares vested during the years ended December 31, 2023, 2022 and 2021.

A summary of performance share activity under the Omnibus Plan during the year ended December 31, 2023 is presented below:

		Weighted-
		average
	Performance	Grant Date
	Shares	Fair Value
Outstanding as of December 31, 2022	230,178	$31.84
Granted to employees	—	—
Vested	—	—
Forfeited	(96,686)	30.22
Outstanding as of December 31, 2023	133,492	$33.01

RSAs

In 2019, in connection with the acquisition of Streem, we issued 575,370 RSAs to certain employees of Streem that were not part of the Omnibus Plan. These awards were subject to time-vesting, certain performance milestone-vesting restrictions, continued employment and transfer restrictions. The grant date fair value of these RSAs was determined using the closing market price of our common stock on the trading day that immediately precedes the grant date. During the year ended December 31, 2023, 5,579 RSAs vested and 7,721 RSAs were forfeited, and as of December 31, 2023, there were no remaining shares unvested.

ESPP

On March 21, 2019, our board of directors approved and recommended for approval by our stockholders the ESPP, which was approved by our stockholders on April 29, 2019 and became effective for offering periods commencing July 1, 2019. The ESPP is intended to qualify for favorable tax treatment under Section 423 of the Code. Under the plan, eligible employees may purchase common stock, subject to IRS limits, during pre-specified offering periods at a discount established by Frontdoor not to exceed 15 percent of the then current fair market value. A maximum of 1,250,000 shares of our common stock are authorized for sale under the plan. During the years ended December 31, 2023, 2022 and 2021, we issued 31,288 shares, 53,353 shares and 44,211 shares, respectively, under the ESPP. There were 1,074,482 shares available for issuance under the ESPP as of December 31, 2023.

Stock-based compensation expense

We recognized stock-based compensation expense of $26 million ($22 million, net of tax), $22 million ($19 million, net of tax) and $25 million ($19 million, net of tax) for the years ended December 31, 2023, 2022 and 2021, respectively. These charges are included in selling and administrative expenses in the accompanying consolidated statements of operations and comprehensive income.

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

As of December 31, 2023, there was $32 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options, performance options, RSUs, performance shares and RSAs. These costs are expected to be recognized over a weighted-average period of 2.06 years.

Note 10. Employee Benefit Plans

We currently maintain a defined contribution plan for the benefit of our employees, the Frontdoor, Inc. 401k Plan. Discretionary contributions made on behalf of our employees were $4 million for each of the years ended December 31, 2023, 2022 and 2021. These charges are recorded within selling and administrative expenses in the accompanying consolidated statements of operations and comprehensive income.

Note 11. Long-Term Debt

Long-term debt is summarized in the following table:

	As of
	December 31,
(In millions)	2023	2022
Term Loan A maturing in 2026(1)	$226	$239
Term Loan B maturing in 2028(2)	367	370
Revolving Credit Facility maturing in 2026	—	—
Total debt	593	609
Less current portion	(17)	(17)
Total long-term debt	$577	$592

___________________________________

(1)Term Loan A is presented net of unamortized debt issuance costs of $1 million and $2 million as of December 31, 2023 and 2022, respectively.

(2)Term Loan B is presented net of unamortized debt issuance costs of $2 million and $3 million as of December 31, 2023 and 2022, respectively, and unamortized discount of $1 million as of December 31, 2023 and 2022.

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

The interest rates applicable to the Term Loan A and the Revolving Credit Facility are based on a fluctuating rate of interest based on the Consolidated First Lien Leverage Ratio (as defined in the Credit Agreement) and measured by reference to either, at our option, (i) an adjusted SOFR plus a margin range of 1.50% to 2.00% per annum or (ii) an alternate base rate plus a margin range of 0.50% to 1.00% per annum. The interest rates applicable to the Term Loan B are based on a fluctuating rate of interest measured by reference to either, at our option, (i) an adjusted SOFR plus a margin of 2.25% per annum or (ii) an alternate base rate plus a margin of 1.25% per annum.

The obligations under the Credit Agreement are guaranteed by certain subsidiaries (collectively, the “Guarantors”) and are secured by substantially all of the material tangible and intangible assets of Frontdoor and the Guarantors, subject to certain customary exceptions.

The Revolving Credit Facility provides for senior secured revolving loans and stand-by and other letters of credit. As of December 31, 2023, we had $2 million of letters of credit outstanding under our $250 million Revolving Credit Facility. The letters of credit are posted in lieu of cash to satisfy regulatory requirements in certain states in which we operate. The Credit Agreement contains covenants that limit or restrict our ability, including the ability of certain of our subsidiaries, to incur additional indebtedness, repurchase debt, incur liens, sell assets, make certain payments (including dividends) and enter into transactions with affiliates; therefore, from time to time, our ability to draw on the Revolving Credit Facility may be limited. As of December 31, 2023, the available borrowing capacity under the Revolving Credit Facility was $248 million.

On October 24, 2018, we entered into an interest rate swap contract effective October 31, 2018 that expires on August 16, 2025. The notional amount of the agreement is $350 million. Under the terms of the agreement, we will pay a fixed rate of interest of 3.028 percent on the $350 million notional amount, and we will receive a floating rate of interest (based on SOFR, subject to a floor of zero percent) on the notional amount. Therefore, during the term of the agreement, the effective interest rate on $350 million of the Term Loan Facilities is fixed at a rate of 3.028 percent, plus the incremental borrowing margin of 2.25 percent.

In March 2023, in connection with the planned phase-out of LIBOR, we amended our Credit Facilities to replace LIBOR with SOFR as the benchmark rate under the Credit Agreement. This change was effective in March 2023 for the Term Loan A and the Revolving Credit Facility and in June 2023 for the Term Loan B.

As of December 31, 2023, we were in compliance with the covenants under the Credit Agreement.

Scheduled Debt Payments

The following table presents future scheduled debt payments as of December 31, 2023:

(In millions)
2024	17
2025	17
2026	205
2027	4
2028	355
Total future scheduled debt payments	598
Less unamortized debt issuance costs	(3)
Less unamortized discount	(1)
Total debt	$593

Note 12. Supplemental Cash Flow Information

Supplemental information relating to our accompanying consolidated statements of cash flows is as follows:

	Year Ended
	December 31,
(In millions)	2023	2022	2021
Cash paid for (received from):
Interest expense	$38	$29	$46
Interest income	(16)	(3)	(1)
Income tax payments, net of refunds	72	26	40

Note 13. Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and the unrealized gains (losses) on our derivative instrument. We disclose comprehensive income (loss) in the accompanying consolidated statements of operations and comprehensive income and consolidated statements of changes in equity.

A summary of the changes in AOCI is as follows:

(In millions)
Balance as of December 31, 2021	$(18)
Other comprehensive income (loss) before reclassifications:
Pre-tax amount	29
Tax provision (benefit)	7
After-tax amount	23
Amounts reclassified from accumulated other comprehensive income (loss)(1)	4
Net current period other comprehensive income (loss)	27
Balance as of December 31, 2022	8
Other comprehensive income (loss) before reclassifications:
Pre-tax amount	4
Tax provision (benefit)	1
After-tax amount	3
Amounts reclassified from accumulated other comprehensive income (loss)(1)	(5)
Net current period other comprehensive income (loss)	(3)
Balance as of December 31, 2023	$6

___________________________________

(1)Amounts are net of income taxes. See the table below on reclassifications out of AOCI for additional information.

A summary of reclassifications out of AOCI is as follows:

	Year Ended December 31,
(In millions)	2023	2022	2021
Gain (loss) on interest rate swap contract(1)	$7	$(5)	$(10)
Impact of income taxes(2)	(2)	1	2
Total reclassifications during the period	$5	$(4)	$(8)

 ___________________________________

(1)Included in interest expense in the accompanying consolidated statements of operations and comprehensive income.

(2)Included in provision for income taxes in the accompanying consolidated statements of operations and comprehensive income.

Note 14. Derivative Financial Instruments

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

The effective portion of the gain or loss on our interest rate swap contract is recorded in AOCI. These amounts are reclassified into earnings in the same period or periods during which the hedged forecasted debt interest settlement affects earnings. See Note 15 to the accompanying consolidated financial statements for the effective portion of the gain or loss on derivative instruments recorded in AOCI and for the amounts reclassified out of AOCI and into earnings during the periods presented. As the underlying forecasted transactions occur during the next 12 months, we estimate the unrealized hedging gain in AOCI expected to be recognized in earnings is $4 million, net of tax, as of December 31, 2023. The amounts ultimately reclassified into earnings during the next 12 months will be determined based on the actual interest rates in effect at the time the positions are settled, and as a result, they could differ materially from our estimate noted above.

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

The period-end carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate their fair values due to the short-term maturities of these financial instruments. As of December 31, 2023 and 2022, the carrying amounts of our total debt were $593 million and $609 million, respectively, and the estimated fair values were $598 million and $613 million, respectively. The fair value of our debt was estimated based on available market prices for the same or similar instruments that are considered significant other observable inputs (Level 2) within the fair value hierarchy and was based on information available to us as of the respective period end dates.

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

We did not change our valuation techniques for measuring the fair value of any financial assets and liabilities during the year ended December 31, 2023. Transfers between hierarchy levels, if any, are recognized at the end of the reporting period. There were no transfers between hierarchy levels during the year ended December 31, 2023.

Our interest rate swap contract is currently our only financial instrument remeasured at fair value on a recurring basis. A summary of the carrying value and fair value of this financial instrument is as follows:

			Estimated Fair Value Measurements
			Quoted	Significant
			Prices	Other	Significant
			in Active	Observable	Unobservable
	Statement of	Carrying	Markets	Inputs	Inputs
(In millions)	Financial Position Location	Value	(Level 1)	(Level 2)	(Level 3)
As of December 31, 2023:
Interest rate swap contract	Prepaid expenses and other current assets	$5	$—	$5	$—
	Other assets	2	—	2	—
Total assets		$7	$—	$7	$—

As of December 31, 2022:
Interest rate swap contract	Prepaid expenses and other current assets	$6	$—	$6	$—
	Other assets	4	—	4	—
Total assets		$10	$—	$10	$—

Note 16. Capital Stock

We are authorized to issue 2,000,000,000 shares of common stock. As of December 31, 2023, there were 86,553,387 shares of common stock issued and 78,378,511 shares of common stock outstanding. As of December 31, 2022, there were 86,079,773 shares of common stock issued and 81,517,243 shares of common stock outstanding. We have no other classes of equity securities issued or outstanding.

Note 17. Share Repurchase Program

On September 7, 2021, we announced a three-year repurchase authorization of up to $400 million of outstanding shares of our common stock over the three-year period from September 3, 2021 through September 3, 2024. As of December 31, 2023, we have repurchased a total of 8,082,819 outstanding shares at a cost of $281 million, which is included in treasury stock on the accompanying consolidated statements of financial position, and we had $119 million remaining available for future repurchases under this program.

A summary of repurchases of outstanding shares is as follows:

	Year Ended
	December 31,
(In millions, except per share data)	2023	2022
Number of shares purchased	3,604,625	1,917,350
Average price paid per share(1)	$33.29	$30.51
Cost of shares purchased(1)	$120	$59

________________________________

(1)The average price paid per share and the cost of shares purchased are calculated on a trade date basis and exclude associated commissions and taxes of $1 million and less than $1 million for the years ended December 31, 2023 and 2022, respectively.

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

A summary of the calculations of our basic and diluted earnings per share is as follows:

	Year Ended
	December 31,
(In millions, except per share data)	2023	2022	2021
Net Income	$171	$71	$128
Weighted-average common shares outstanding	80.5	81.8	85.1
Effect of dilutive securities:
RSUs(1)	0.3	0.1	0.2
Stock options(2)	—	—	0.2
Weighted-average common shares outstanding - assuming dilution:	80.9	82.0	85.5
Basic earnings per share	$2.13	$0.87	$1.51
Diluted earnings per share	$2.12	$0.87	$1.50

___________________________________

(1)RSUs of 507,005 shares, 769,704 shares and 204,339 shares for the years ended December 31, 2023, 2022 and 2021, respectively, were not included in the diluted earnings per share calculation because their effect would have been anti-dilutive.

(2)Stock options to purchase 1,276,776 shares, 1,357,963 shares and 659,347 shares for the years ended December 31, 2023, 2022 and 2021, respectively, were not included in the diluted earnings per share calculation because their effect would have been anti-dilutive. Performance options to purchase 646,230 shares and 159,769 shares for the years ended December 31, 2023 and 2022, respectively, were not included in the diluted earnings per share calculation because their effect would have been anti-dilutive. There were no performance options for the year ended December 31, 2021.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Frontdoor, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Frontdoor, Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 28, 2024, expressed an unqualified opinion on those financial statements.

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

February 28, 2024

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

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2023.

Our independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of our internal controls over financial reporting as of December 31, 2023 and has expressed an unqualified opinion in their report which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting, as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item for the company will be set forth in the company’s Proxy Statement for the 2024 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item for the company will be set forth in the company’s Proxy Statement for the 2024 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item for the company will be set forth in the company’s Proxy Statement for the 2024 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item for the company will be set forth in the company’s Proxy Statement for the 2024 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item for the company will be set forth in the company’s Proxy Statement for the 2024 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a). Financial Statements, Schedules and Exhibits.

1. Financial Statements

Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34) contained in Item 8 of this Annual Report on Form 10-K.	45
Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2023, 2022 and 2021 contained in Item 8 of this Annual Report on Form 10-K.	47
Consolidated Statements of Financial Position as of December 31, 2023 and 2022 contained in Item 8 of this Annual Report on Form 10-K.	48
Consolidated Statements of Changes in Equity for the years ended December 31, 2023, 2022 and 2021 contained in Item 8 of this Annual Report on Form 10-K.	49
Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021 contained in Item 8 of this Annual Report on Form 10-K.	50
Notes to the Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.	51

2. Exhibits	72

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

3. Financial Statements Schedules

The following information is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the financial statements contained in Item 8 of this Annual Report on Form 10-K:

Schedule I—Frontdoor, Inc. (Parent Company Only) Condensed Financial Information	76
Schedule II—Valuation and Qualifying Accounts	80

ITEM 16. FORM 10-K SUMMARY

None.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of Frontdoor, Inc. (incorporated by reference to Exhibit 3.1 to Frontdoor’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021).
3.2	Amended and Restated Bylaws of Frontdoor, Inc. (incorporated by reference to Exhibit 3.2 to Frontdoor’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023).
4.1*	Description of Securities.
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

10.4	Amendment and Amended and Restated Credit Agreement, (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to Frontdoor’s Current Report on Form 8-K filed on June 21, 2021).
10.5

Amendment No. 1, dated March 8, 2023, to Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.10 to Frontdoor’s Quarterly Report on Form 10-Q for the year ended March 31, 2023).

10.6#

Offer Letter dated July 5, 2018, from Frontdoor, Inc. to Jeffrey Fiarman (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to Frontdoor’s Registration Statement on Form 10 filed on August 30, 2018).

10.7#	Frontdoor, Inc. 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to Frontdoor’s Registration Statement on Form 10 filed on August 30, 2018).
10.8#

Form of Stock Option Grant Notice under the Frontdoor, Inc. 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to Frontdoor’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).

10.9#

Form of Performance Share Grant Notice under the Frontdoor, Inc. 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to Frontdoor’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).

10.10#	Frontdoor, Inc. 2019 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to Frontdoor’s Current Report on Form 8-K filed on May 2, 2019).
10.11#

Form of Non-Qualified Stock Option Agreement under the Frontdoor, Inc. Omnibus Plan, effective March 2021 (incorporated by reference to Exhibit 10.1 to Frontdoor’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021).

10.12#

Form of Restricted Stock Unit Agreement under the Frontdoor, Inc. Omnibus Plan, effective March 2021 (incorporated by reference to Exhibit 10.2 to Frontdoor’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021).

10.13#

Form of Performance Shares Agreement under the Frontdoor, Inc. Omnibus Plan, effective March 2021 (incorporated by reference to Exhibit 10.3 to Frontdoor’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021).

10.14#

Employment Agreement, dated May 19, 2022, between William C. Cobb and Frontdoor, Inc. (incorporated by reference to Exhibit 10.1 to Frontdoor’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022).

10.15#

Form of Performance Non-Qualified Stock Option Award Agreement under the Frontdoor, Inc. Omnibus Plan, effective June 2022 (incorporated by reference to Exhibit 10.2 to Frontdoor’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022).

10.16#

Form of Performance Shares Agreement under the Frontdoor, Inc. Omnibus Plan, effective March 2021 (incorporated by reference to Exhibit 10.3 to Frontdoor’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022).

10.17#

Form of Restricted Stock Unit Agreement under the Frontdoor, Inc. Omnibus Plan, effective March 2021 (incorporated by reference to Exhibit 10.4 to Frontdoor’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022).

10.18#

Form of Sign-On Restricted Stock Unit Agreement under the Frontdoor, Inc. Omnibus Plan, effective June 2022 (incorporated by reference to Exhibit 10.5 to Frontdoor’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022).

10.19#	Offer Letter dated December 1, 2022, from Frontdoor, Inc. to Jessica Ross (incorporated by reference to Exhibit 10.26 to Frontdoor’s Annual Report on Form 10-Q for the quarter ended March 31, 2023).
10.20#	Frontdoor, Inc. Executive Severance Policy (incorporated by reference to Exhibit 10.28 to Frontdoor’s Annual Report on Form 10-K for the year ended December 31, 2022).

21*	List of Subsidiaries.
23*	Consent of Deloitte & Touche LLP.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a - 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a - 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1#*	Frontdoor, Inc. Executive Clawback Policy.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE*	Inline XBRL Extension Presentation Linkbase.
104*	Cover page formatted as Inline XBRL and included in Exhibit 101.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRONTDOOR, INC.

Date: February 28, 2024	By:	/s/ William C. Cobb
		Name:	William C. Cobb
		Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 28, 2024	By:	/s/ William C. Cobb
		Name:	William C. Cobb
		Title:	Chairman of the Board, Director and Chief Executive Officer (principal executive officer)

Date: February 28, 2024	By:	/s/ Jessica P. Ross
		Name:	Jessica P. Ross
		Title:	Senior Vice President and Chief Financial Officer (principal financial officer)

Date: February 28, 2024	By:	/s/ Chastitie S. Brim
		Name:	Chastitie S. Brim
		Title:	Vice President, Chief Accounting Officer and Controller (principal accounting officer)

Date: February 28, 2024	By:	/s/ Lara H. Balazs
		Name:	Lara H. Balazs
		Title:	Director

Date: February 28, 2024	By:	/s/ D. Steve Boland
		Name:	D. Steve Boland
		Title:	Director

Date: February 28, 2024	By:	/s/ Anna C. Catalano
		Name:	Anna C. Catalano
		Title:	Director

Date: February 28, 2024	By:	/s/ Peter L. Cella
		Name:	Peter L. Cella
		Title:	Director

Date: February 28, 2024	By:	/s/ Christopher L. Clipper
		Name:	Christopher L. Clipper
		Title:	Director

Date: February 28, 2024	By:	/s/ Balakrishnan A. Ganesh
		Name:	Balakrishnan A. Ganesh
		Title:	Director

Date: February 28, 2024	By:	/s/ Brian P. McAndrews
		Name:	Brian P. McAndrews
		Title:	Director

Date: February 28, 2024	By:	/s/ Liane J. Pelletier
		Name:	Liane J. Pelletier
		Title:	Director

[Signature Page to the Annual Report on Form 10-K]

SCHEDULE I
Frontdoor, Inc. (Parent Company Only)

Condensed Statements of Operations and Comprehensive Income

(In millions)

	Year Ended
	December 31,
	2023	2022	2021
Revenue	$—	$—	$—
Interest expense	40	31	39
Interest and net investment income	(4)	—	—
Loss on extinguishment of debt	—	—	31
Loss before Income Taxes	(35)	(31)	(70)
Provision for income taxes	2	1	1
Net Loss from Operations	(38)	(32)	(71)
Equity in earnings of subsidiaries, net of tax	209	104	199
Net Income	$171	$71	$128
Other Comprehensive (Loss) Income, Net of Income Taxes:
Unrealized (loss) gain on derivative instruments, net of income taxes	(3)	27	15
Total Other Comprehensive (Loss) Income, Net of Income Taxes	(3)	27	15
Comprehensive Income	$169	$98	$143

See accompanying Notes to the Condensed Financial Statements.

Frontdoor, Inc. (Parent Company Only)

Condensed Statements of Financial Position

(In millions)

	As of
	December 31,
	2023	2022
Assets:
Current Assets:
Cash and cash equivalents	$39	$1
Prepaid expenses and other current assets	5	6
Total Current Assets	44	7
Other Assets:
Investments in subsidiaries	874	1,268
Other assets	3	6
Total Assets	$921	$1,281
Liabilities and Shareholders' Equity:
Current Liabilities:
Accounts payable	$—	$8
Other accrued liabilities	11	9
Current portion of long-term debt	17	17
Total Current Liabilities	28	34
Long-Term Debt	577	592
Due to Subsidiaries	178	592
Other Long-Term Liabilities:
Deferred tax liabilities, net	2	2
Other long-term liabilities	2	—
Total Other Long-Term Liabilities	3	2
Shareholders' Equity	136	61
Total Liabilities and Shareholders' Equity	$921	$1,281

See accompanying Notes to the Condensed Financial Statements.

Frontdoor, Inc. (Parent Company Only)

Condensed Statements of Cash Flows

(In millions)

	Year Ended
	December 31,
	2023	2022	2021
Cash and Cash Equivalents at Beginning of Period	$1	$2	$72
Net Cash Provided Used for Operating Activities	(42)	(25)	(32)
Cash Flows from Financing Activities:
Borrowings of debt, net of discount	—	—	638
Repayments of debt	(17)	(17)	(994)
Debt issuance cost paid	—	—	(8)
Call premium paid on retired debt	—	—	(21)
Net transfers to Parent Company	216	102	450
Repurchase of common stock	(121)	(59)	(103)
Other financing activities	1	(2)	(1)
Net Cash Provided from (Used for) Financing Activities	80	24	(38)
Cash Increase (Decrease) During the Period	38	(1)	(70)
Cash and Cash Equivalents at End of Period	$39	$1	$2

See accompanying Notes to the Condensed Financial Statements.

Frontdoor, Inc. (Parent Company Only)

Notes to the Condensed Financial Statements

Note 1. Basis of Presentation

The condensed financial statements of Frontdoor, Inc. (“Parent Company”) are required as a result of the restricted net assets of the Parent Company’s consolidated subsidiaries exceeding 25 percent of the Parent Company’s consolidated net assets as of December 31, 2023. All consolidated subsidiaries of the Parent Company are wholly owned. The primary source of income for the Parent Company is equity in its subsidiaries’ earnings.

Pursuant to rules and regulations of the SEC, the unconsolidated condensed financial statements of the Parent Company do not reflect all of the information and notes normally included with financial statements prepared in accordance with GAAP. Therefore, these condensed financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in this Annual Report on Form 10-K.

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

For the years ended December 31, 2023, 2022 and 2021, Parent Company’s debt and corresponding interest expense were not allocated to its subsidiaries. American Home Shield is a co-obligor and/or guarantor of the debt, and interest expense has been pushed down to American Home Shield for income tax purposes. For further information on the Parent Company’s financing transactions, see Note 11 to the audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Note 3. Supplemental Non-Cash Information

The Parent Company entered into certain non-cash transactions with subsidiaries as follows, which have been excluded from the condensed statements of cash flows:

	Year Ended
	December 31,
(In millions)	2023	2022	2021
Settlement of amounts due to subsidiaries	$(605)	$—	$—
Dividend from subsidiaries	605	—	—

Note 4. Share Repurchase Program

On September 7, 2021, we announced a three-year repurchase authorization of up to $400 million of outstanding shares of our common stock over the three-year period from September 3, 2021 through September 3, 2024. As of December 31, 2023, we have repurchased a total of 8,082,819 outstanding shares at a cost of $281 million, and we had $119 million remaining available for future repurchases under this program. For further information on the Parent Company’s share repurchases, see Note 17 to the audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

SCHEDULE II
Frontdoor, Inc.

Valuation and Qualifying Accounts

(In millions)

		Additions
	Balance at	Charged to		Balance at
	Beginning of	Costs and		End of
	Period	Expenses	Deductions(1)	Period
As of and for the year ended December 31, 2023
Allowance for doubtful accounts:
Accounts receivable	$4	$22	$21	$5
Income tax valuation allowance	—	1	—	1
As of and for the year ended December 31, 2022
Allowance for doubtful accounts:
Accounts receivable	$4	$19	$18	$4
Income tax valuation allowance	1	—	1	—
As of and for the year ended December 31, 2021
Allowance for doubtful accounts:
Accounts receivable	$2	$18	$17	$4
Income tax valuation allowance	2	—	1	1

___________________________________

(1)Deductions to the allowance for doubtful accounts for accounts receivable reflect write-offs of uncollectible accounts. Deductions to the income tax valuation allowance are primarily attributable to the reduction in net operating loss carryforwards and other deferred tax assets related to the uncertainty of future taxable income in certain jurisdictions.