Form 10-Q
period 2024-03-31
Frontdoor, Inc.
filed 2024-05-02
CIK 1727263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________________________________________

FORM 10-Q

________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

Yes ☐ No ☒

As of April 26, 2024 there were 77,790,340 shares outstanding of the registrant’s common stock, par value $0.01 per share.

Frontdoor, Inc.

Quarterly Report on Form 10-Q

GLOSSARY OF TERMS AND SELECTED ABBREVIATIONS

In order to aid the reader, we have included certain defined terms and abbreviations used throughout this Quarterly Report on Form 10-Q as set forth below:

Term / Abbreviation	Definition
2023 Form 10-K	Frontdoor, Inc. Annual Report on Form 10-K for the year ended December 31, 2023
AOCI	Accumulated other comprehensive income or loss
ASC	FASB Accounting Standards Codification
ASU	FASB Accounting Standards Update
Credit Agreement	The agreements governing the Credit Facilities
Credit Facilities	The Term Loan Facilities together with the Revolving Credit Facility
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	U.S. Financial Accounting Standards Board
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

We hold various service marks, trademarks and trade names, such as Frontdoor®, American Home Shield®, HSA™, OneGuard®, Landmark Home Warranty®, Streem®, the Streem logo and the Frontdoor logo. Solely for convenience, the service marks, trademarks and trade names referred to in this Quarterly Report on Form 10-Q are presented without the SM, ®, and TM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensors to these service marks, trademarks and trade names. All service marks, trademarks and trade names appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

Certain amounts presented in the tables in this report are subject to rounding adjustments and, as a result, the totals in such tables may not sum.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Frontdoor, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(In millions, except per share data)

	Three Months Ended
	March 31,
	2024	2023
Revenue	$378	$367
Cost of services rendered	184	197
Gross Profit	195	170
Selling and administrative expenses	135	125
Depreciation and amortization expense	9	9
Restructuring charges	—	1
Interest expense	10	10
Interest and net investment income	(5)	(3)
Income before Income Taxes	45	29
Provision for income taxes	11	7
Net Income	$34	$22

Other Comprehensive Income (Loss), Net of Income Taxes:
Unrealized gain (loss) on derivative instruments, net of income taxes	2	(2)
Total Other Comprehensive Income (Loss), Net of Income Taxes	2	(2)
Comprehensive Income	$35	$20

Earnings per Share:
Basic	$0.43	$0.27
Diluted	$0.43	$0.27

Weighted-average Common Shares Outstanding:
Basic	78.3	81.5
Diluted	79.0	81.9

See the accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Frontdoor, Inc.

Condensed Consolidated Statements of Financial Position (Unaudited)

(In millions, except share data)

	As of
	March 31,	December 31,
	2024	2023
Assets:
Current Assets:
Cash and cash equivalents	$378	$325
Receivables, less allowance of $4 and $5, respectively	4	6
Prepaid expenses and other current assets	30	32
Total Current Assets	412	363
Other Assets:
Property and equipment, net	64	60
Goodwill	503	503
Intangible assets, net	143	143
Operating lease right-of-use assets	7	3
Deferred customer acquisition costs	11	12
Other assets	6	5
Total Assets	$1,146	$1,089
Liabilities and Shareholders' Equity:
Current Liabilities:
Accounts payable	$70	$76
Accrued liabilities:
Payroll and related expenses	18	38
Home warranty claims	64	76
Other	33	22
Deferred revenue	158	102
Current portion of long-term debt	17	17
Total Current Liabilities	360	331
Long-Term Debt	573	577
Other Long-Term Liabilities:
Deferred tax liabilities, net	25	25
Operating lease liabilities	20	16
Other long-term liabilities	5	5
Total Other Long-Term Liabilities	51	46
Commitments and Contingencies (Note 7)
Shareholders' Equity:
Common stock, $0.01 par value; 2,000,000,000 shares authorized; 86,871,669 shares issued and 78,296,296 shares outstanding as of March 31, 2024 and 86,553,387 shares issued and 78,378,511 shares outstanding as of December 31, 2023	1	1
Additional paid-in capital	120	117
Retained earnings	330	296
Accumulated other comprehensive income	7	6
Less treasury stock, at cost; 8,575,373 shares as of March 31, 2024 and 8,174,876 shares as of December 31, 2023	(296)	(283)
Total Shareholders' Equity	162	136
Total Liabilities and Shareholders' Equity	$1,146	$1,089

See the accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Frontdoor, Inc.

Condensed Consolidated Statement of Changes in Equity (Unaudited)

(In millions)

	Three Months Ended
	March 31,
	2024	2023
Common Stock:
Balance at beginning of period	$1	$1
Balance at end of period	1	1
Additional Paid-in Capital:
Balance at beginning of period	117	90
Stock-based compensation expense	7	5
Taxes paid related to net share settlement of equity awards	(4)	(3)
Balance at end of period	120	92
Retained Earnings:
Balance at beginning of period	296	124
Net income	34	22
Balance at end of period	330	146
Accumulated Other Comprehensive Income (Loss):
Balance at beginning of period	6	8
Other comprehensive income (loss), net of tax	2	(2)
Balance at end of period	7	6
Treasury Stock:
Balance at beginning of period	(283)	(162)
Repurchase of common stock	(13)	—
Balance at end of period	(296)	(162)
Total Shareholders' Equity	$162	$83

See the accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Frontdoor, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Three Months Ended
	March 31,
	2024	2023
Cash and Cash Equivalents at Beginning of Period	$325	$292
Cash Flows from Operating Activities:
Net Income	34	22
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization expense	9	9
Deferred income tax benefit	—	(2)
Stock-based compensation expense	7	5
Restructuring charges	—	1
Payments for restructuring charges	(1)	(1)
Other	1	—
Changes in working capital:
Receivables	1	(1)
Prepaid expenses and other current assets	2	(6)
Accounts payable	(7)	2
Deferred revenue	57	46
Accrued liabilities	(31)	(24)
Current income taxes	11	9
Net Cash Provided from Operating Activities	84	60
Cash Flows from Investing Activities:
Purchases of property and equipment	(10)	(8)
Net Cash Used for Investing Activities	(10)	(8)
Cash Flows from Financing Activities:
Repayments of debt	(4)	(4)
Repurchase of common stock	(13)	—
Other financing activities	(4)	(3)
Net Cash Used for Financing Activities	(21)	(7)
Cash Increase During the Period	53	45
Cash and Cash Equivalents at End of Period	$378	$337

See the accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Frontdoor, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Description of Business

Frontdoor is the leading provider of home warranties in the United States, as measured by revenue, and operates primarily under the American Home Shield brand. Our customizable home warranties help customers protect and maintain their homes, typically their most valuable asset, from costly and unplanned breakdowns of essential home systems and appliances. Our home warranty customers usually subscribe to an annual service plan agreement that covers the repair or replacement of major components of more than 20 home systems and appliances, including electrical, plumbing, HVAC systems, water heaters, refrigerators, dishwashers and ranges/ovens/cooktops, as well as optional coverages for electronics, pools, spas and pumps. Frontdoor also provides on-demand home services and a one-stop app experience for home repair and maintenance. Enabled by our Streem technology, the app empowers homeowners by connecting them in real time through video chat with qualified experts to diagnose and solve their problems. As of March 31, 2024, we had 2.0 million active home warranties across all brands in the United States.

f

Note 2. Significant Accounting Policies

Our significant accounting policies are described in Note 2 to the audited consolidated financial statements included in our 2023 Form 10-K. There have been no material changes to our significant accounting policies during the three months ended March 31, 2024.

Basis of Presentation

We recommend that the accompanying condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in our 2023 Form 10-K. The accompanying condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods presented. The results of operations for any interim period are not necessarily indicative of the results that might be achieved for the respective full year.

Newly Issued Accounting Standards

In 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted, and the guidance should be applied retrospectively to all periods presented in the financial statements, unless it is impracticable. We intend to adopt the provisions of this guidance in conjunction with our 2024 Annual Report on Form 10-K for the year ended December 31, 2024. We are currently evaluating the impact of this ASU on our consolidated financial statements and related disclosures.

In 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), which improves income tax disclosure requirements, primarily through enhanced disclosures related to the rate reconciliation and income taxes paid information. This guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted, and the guidance should be applied on a prospective basis. Retrospective application is permitted. We intend to adopt the provisions of this guidance in conjunction with our 2024 Annual Report on Form 10-K for the year ended December 31, 2024. We are currently evaluating the impact of this ASU on our consolidated financial statements and related disclosures.

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

We disaggregate revenue from contracts with customers into major customer acquisition channels. We determined that disaggregating revenue into these categories depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. Revenue by major customer acquisition channel is as follows:

	Three Months Ended
	March 31,
(In millions)	2024	2023
Renewals	$298	$278
Real estate(1)	27	33
Direct-to-consumer(1)	36	44
Other	17	11
Total	$378	$367

(1)
First-year revenue only.

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

Deferred Customer Acquisition Costs

We capitalize the incremental costs of obtaining a contract with a customer and recognize the related expense using the input method in proportion to the costs expected to be incurred in performing services under the contract, over the expected customer relationship period. Deferred customer acquisition costs were $11 million and $12 million as of March 31, 2024 and December 31, 2023, respectively. Amortization of deferred customer acquisition costs was $3 million and $4 million for the three months ended March 31, 2024 and 2023, respectively. There were no impairment losses related to these capitalized costs during the three months ended March 31, 2024 and 2023.

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

Contract Assets and Liabilities

Contract assets arise when we recognize revenue for our home warranty contracts prior to a customer being invoiced. These timing differences are created when the recognition of revenue in proportion to the costs expected to be incurred in performing the services under the contract are accelerated as compared to the recognition of revenue on a straight-line basis over the contract period. There were no contract assets as of March 31, 2024.

Our contract liabilities consist of deferred revenue which is recognized when cash payments are received in advance of the performance of services, including when the amounts are refundable. Amounts are recognized as revenue in proportion to the costs expected to be incurred in performing services under our contracts.

A summary of the changes in deferred revenue for the three months ended March 31, 2024 is as follows:

(In millions)
Balance at December 31, 2023	$102
Deferral of revenue	104
Recognition of deferred revenue	(47)
Balance at March 31, 2024	$158

There was approximately $41 million during the three months ended March 31, 2024 that was included in the deferred revenue balance as of December 31, 2023.

Note 4. Goodwill and Intangible Assets

Goodwill and indefinite-lived intangible assets are not amortized and are subject to assessment for impairment on an annual basis, or more frequently if circumstances indicate a potential impairment. We perform our annual assessment for impairment on October 1 of every year.

The balance of goodwill was $503 million as of March 31, 2024 and December 31, 2023. There were no goodwill impairment charges recorded in the three months ended March 31, 2024.

The following table provides a summary of the components of our intangible assets:

	As of March 31, 2024			As of December 31, 2023
		Accumulated			Accumulated
(In millions)	Gross	Amortization	Net	Gross	Amortization	Net
Trade names(1)	$141	$—	$141	$141	$—	$141
Customer relationships	173	(173)	—	173	(173)	—
Developed technology	19	(17)	2	19	(17)	2
Other	32	(32)	—	32	(32)	—
Total	$365	$(222)	$143	$365	$(221)	$143

(1)
Not subject to amortization.

Amortization expense was $1 million for each of the three months ended March 31, 2024 and 2023. There were no intangible asset impairment charges for the three months ended March 31, 2024 and 2023.

Note 5. Leases

We have operating leases primarily for our corporate headquarters located in Memphis, Tennessee, a collaboration center located in Scottsdale, Arizona and a technology collaboration center in Pune, India. We also continue to lease certain office space in other geographies, which we have either exited or subleased. Our leases have remaining lease terms ranging from less than one year to 11 years, some of which include options to extend the leases for up to five years.

The weighted-average remaining lease term and weighted-average discount rate related to our operating leases are as follows:

	As of
	March 31,	December 31,
	2024	2023
Weighted-average remaining lease term (years)	9	9
Weighted-average discount rate	6.4%	6.5%

We recognized operating lease expense of less than $1 million and $1 million for the three months ended March 31, 2024 and 2023, respectively. These expenses are included in selling and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive income.

Supplemental balance sheet information related to our operating lease liabilities is as follows:

	As of
	March 31,	December 31,
(In millions)	2024	2023
Other accrued liabilities	$2	$2
Operating lease liabilities	20	16
Total operating lease liabilities	$23	$18

Supplemental cash flow information related to our operating leases is as follows:

	Three Months Ended
	March 31,
(In millions)	2024	2023
Cash paid on operating lease liabilities(1)	$1	$1
Right-of-use assets obtained in exchange for lease obligations	6	—

(1)
Amount is presented net of cash provided from sublease income.

In conjunction with the operating lease of our collaboration center located in Scottsdale, Arizona, we recognized a $2 million tenant improvement allowance as of March 31, 2024, which is a non-cash investing activity.

The following table presents the maturities of our operating lease liabilities as of March 31, 2024:

(In millions)
2024 (remainder)(1)	$2
2025(1)	2
2026(1)	3
2027	4
2028	3
2029	2
Thereafter	12
Total future lease payments(1)	28
Less imputed interest	(7)
Total operating lease liabilities(1)	$20

(1)
Amount is presented net of future sublease income totaling $3 million, which relates to the remainder of the year ending December 31, 2024 and the years ending December 31, 2025 through December 31, 2026.

Note 6. Income Taxes

We are subject to taxation in the United States, various states and foreign jurisdictions. Substantially all of our income before income taxes for the three months ended March 31, 2024 and 2023 was generated in the United States.

We compute interim period income taxes by applying an anticipated annual effective tax rate to our year-to-date income or loss from operations before income taxes, except for significant unusual or infrequently occurring items. As a result, our estimated tax rate is adjusted each quarter. The effective tax rate on income before income taxes was 24.4 percent and 25.2 percent for the three months ended March 31, 2024 and 2023. The decrease in the effective tax rate for the three months ended March 31, 2024 compared to 2023 was primarily due to the impact of share-based awards, offset, in part, by a decrease in income tax credits.

Note 7. Commitments and Contingencies

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

Note 8. Stock-Based Compensation

We recognized stock-based compensation expense of $7 million ($6 million, net of tax) and $5 million ($4 million, net of tax) for the three months ended March 31, 2024 and 2023, respectively. These charges are included in selling and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive income.

A summary of awards granted under the Omnibus Plan during the three months ended March 31, 2024 is as follows:

		Weighted-	Weighted-	Weighted-
	Number of	Average	Average	Average
	Awards	Exercise	Grant Date	Vesting
	Granted	Price	Fair Value	Period
Stock options	566,843	31.95	14.81	4.0
Restricted stock units	797,261		31.95	3.0
Performance shares(1)	217,527		31.95	3.0

(1)
The information related to performance shares above assumes 100% of the performance condition, which is based on revenue and Adjusted EBITDA targets, is met. The ultimate number of performance shares that may be earned depends on the achievement of this performance condition.

As of March 31, 2024, there was $61 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options, performance options, restricted stock units (“RSUs”) and performance shares. These costs are expected to be recognized over a weighted-average period of 2.63 years.

Note 9. Long-Term Debt

Long-term debt is summarized in the following table:

	As of
	March 31,	December 31,
(In millions)	2024	2023
Term Loan A maturing in 2026(1)	$223	$226
Term Loan B maturing in 2028(2)	366	367
Revolving Credit Facility maturing in 2026	—	—
Total debt	589	593
Less current portion	(17)	(17)
Total long-term debt	$573	$577

(1)
Term Loan A is presented net of unamortized debt issuance costs of $1 million as of March 31, 2024 and December 31, 2023.
(2)
Term Loan B is presented net of unamortized debt issuance costs of $2 million as of March 31, 2024 and December 31, 2023 and unamortized discount of $1 million as of March 31, 2024 and December 31, 2023.

As of March 31, 2024, we had $2 million of letters of credit outstanding under our $250 million Revolving Credit Facility, and the available borrowing capacity under the Revolving Credit Facility was $248 million. As of March 31, 2024, we were in compliance with the covenants under the Credit Agreement.

Scheduled Debt Payments

The following table presents future scheduled debt payments as of March 31, 2024:

(In millions)
2024 (remainder)	$13
2025	17
2026	205
2027	4
2028	355
Total future scheduled debt payments	594
Less unamortized debt issuance costs	(3)
Less unamortized discount	(1)
Total debt	$589

Note 10. Supplemental Cash Flow Information

Supplemental information relating to our accompanying condensed consolidated statements of cash flows is as follows:

	Three Months Ended
	March 31,
(In millions)	2024	2023
Cash paid for (received from):
Interest expense	$9	$9
Interest income	(5)	(3)
Income tax payments, net of refunds	—	—

Note 11. Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and the unrealized gains (losses) on our derivative instrument. We disclose comprehensive income (loss) in the accompanying condensed consolidated statements of operations and comprehensive income and condensed consolidated statements of changes in equity.

A summary of the changes in AOCI is as follows:

Balance at December 31, 2023	$6
Other comprehensive income before reclassifications:
Pre-tax amount	4
Tax provision	1
After-tax amount	3
Amounts reclassified from AOCI (1)	(2)
Total other comprehensive income	2
Balance at March 31, 2024	$7

(1)
Amounts are net of income taxes. See the table below on reclassifications out of AOCI for additional information.

A summary of reclassifications out of AOCI is as follows:

	Three Months Ended
	March 31,
(In millions)	2024	2023
Gain on interest rate swap contract(1)	$2	$1
Impact of income taxes (2)	—	—
Total reclassifications during the period	$2	$1

(1)
Included in interest expense in the accompanying condensed consolidated statements of operations and comprehensive income.
(2)
Included in provision for income taxes in the accompanying condensed consolidated statements of operations and comprehensive income.

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

The effective portion of the gain or loss on our interest rate swap contract is recorded in AOCI. These amounts are reclassified into earnings in the same period or periods during which the hedged forecasted debt interest settlement affects earnings. See Note 11 to the accompanying condensed consolidated financial statements for the effective portion of the gain or loss on derivative instruments recorded in AOCI and for the amounts reclassified out of AOCI and into earnings during the periods presented. As the underlying forecasted transactions occur during the next 12 months, we estimate the unrealized hedging gain in AOCI expected to be recognized in earnings is $5 million, net of tax, as of March 31, 2024. The amounts ultimately reclassified into earnings during the next 12 months will be determined based on the actual interest rates in effect at the time the positions are settled, and as a result, they could differ materially from our estimate noted above.

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

The period-end carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate their fair values due to the short-term maturities of these financial instruments. As of March 31, 2024 and December 31, 2023, the carrying amounts of our total debt were $589 million and $593 million, respectively, and the estimated fair values were $592 million and $598 million, respectively. The fair value of our debt was estimated based on available market prices for the same or similar instruments that are considered significant other observable inputs (Level 2) within the fair value hierarchy and was based on information available to us as of the respective period end dates.

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

We did not change our valuation techniques for measuring the fair value of any financial assets and liabilities during the three months ended March 31, 2024. Transfers between hierarchy levels, if any, are recognized at the end of the reporting period. There were no transfers between hierarchy levels during the three months ended March 31, 2024.

Our interest rate swap contract is currently our only financial instrument remeasured at fair value on a recurring basis. A summary of the carrying value and fair value of this financial instrument is as follows:

		Estimated Fair Value Measurements
		Quoted	Significant
		Prices	Other	Significant
		in Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
(In millions)	Value	(Level 1)	(Level 2)	(Level 3)
As of March 31, 2024:
Prepaid expenses and other current assets	$6	$—	$6	$—
Other assets	3	—	3	—
Total assets	$9	$—	$9	$—

As of December 31, 2023:
Prepaid expenses and other current assets	$5	$—	$5	$—
Other assets	2	—	2	—
Total assets	$7	$—	$7	$—

Note 14. Share Repurchase Program

On September 7, 2021, we announced a three-year repurchase authorization of up to $400 million of outstanding shares of our common stock over the three-year period from September 3, 2021 through September 3, 2024. As of March 31, 2024, we have repurchased a total of 8,483,316 outstanding shares at a cost of $294 million, which is included in treasury stock on the accompanying condensed consolidated statements of financial position, and we had $106 million remaining available for future repurchases under this program.

A summary of repurchases of outstanding shares is as follows:

	Three Months Ended
	March 31,
(In millions, except per share data)	2024	2023
Number of shares purchased	400,497	—
Average price paid per share(1)	$31.21	$—
Cost of shares purchased(1)	$12	$—

(1)
The average price paid per share and the cost of shares purchased are calculated on a trade date basis and exclude associated commissions and taxes of less than $1 million for the three months ended March 31, 2024.

Note 15. Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period, increased to include the number of shares of common stock that would have been outstanding had potentially dilutive shares of common stock been issued. The dilutive effect of stock options, performance options, RSUs, performance shares and restricted stock awards ("RSAs") are reflected in diluted earnings per share by applying the treasury stock method.

A summary of the calculations of our basic and diluted earnings per share is as follows:

	Three Months Ended
	March 31,
(In millions, except per share data)	2024	2023
Net Income	$34	$22
Weighted-average common shares outstanding:	78.3	81.5
Effect of dilutive securities:
RSUs(1)	0.7	0.4
Stock options(2)	—	—
Weighted-average common shares outstanding - assuming dilution:	79.0	81.9
Basic earnings per share	$0.43	$0.27
Diluted earnings per share	$0.43	$0.27

(1)
RSUs of 62,764 shares and 510,116 shares for the three months ended March 31, 2024 and 2023, respectively, were not included in the diluted earnings per share calculation because their effect would have been anti-dilutive.
(2)
Stock options to purchase 1,072,170 shares and 1,114,819 shares for the three months ended March 31, 2024 and 2023, respectively, were not included in the diluted earnings per share calculation because their effect would have been anti-dilutive. Performance options to purchase 591,420 shares and 258,596 shares for the three months ended March 31, 2024 and 2023, respectively, were not included in the diluted earnings per share calculation because their effect would have been anti-dilutive.

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

You should read this Quarterly Report on Form 10-Q completely and with the understanding that actual future results may be materially different from expectations. All forward-looking statements made in this report are qualified by these cautionary statements. These forward-looking statements are made only as of the date of this report, and we do not undertake any obligation, other than as may be required by law, to update or revise any forward-looking or cautionary statements to reflect changes in assumptions, the occurrence of events, unanticipated or otherwise, and changes in future operating results over time or otherwise. For a discussion of other important factors that could cause our results to differ materially from those expressed in, or implied by, the forward-looking statements included in this report, you should refer to the risks and uncertainties detailed from time to time in our periodic reports filed with the SEC, including the risk factors discussed in Part I, Item 1A. “Risk Factors” in our 2023 Form 10-K.

SUMMARY OF MATERIAL RISKS

Factors, risks, trends and uncertainties that make an investment in us speculative or risky and that could cause actual results or events to differ materially from those anticipated in our forward-looking statements include the matters described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report as well as Item 1A. Risk Factors in our 2023 Form 10-K filed with the SEC, in addition to the following other factors, risks, trends and uncertainties:

•
changes in macroeconomic conditions, including inflation and global supply chain challenges, especially as they may affect existing home sales, interest rates, consumer confidence or labor availability;
•
our ability to successfully implement our business strategies;
•
the ability of our marketing efforts to be successful and cost-effective;
•
our dependence on our first-year real estate and direct-to-consumer acquisition channels and our renewal channel;
•
changes in the source and intensity of competition in our market;
•
our ability to attract, retain and maintain positive relations with third-party contractors and vendors;
•
increases in parts, appliance and home system prices, and other operating costs;
•
our ability to attract and retain qualified key employees and labor availability in our customer service operations;
•
our dependence on third-party vendors, including business process outsourcers, and third-party component suppliers;
•
cybersecurity breaches, disruptions or failures in our technology systems;
•
our ability to protect the security of personal information about our customers;
•
compliance with, or violation of, laws and regulations, including consumer protection laws, or lawsuits or other claims by third parties, increasing our legal and regulatory expenses;
•
evolving corporate governance and disclosure regulations and expectations related to environmental, social and governance matters;
•
physical effects of climate change, including adverse weather conditions and Acts of God, along with the increased focus on sustainability;
•
increases in tariffs or changes to import/export regulations;
•
our ability to protect our intellectual property and other material proprietary rights;
•
negative reputational and financial impacts resulting from acquisitions or strategic transactions;
•
a requirement to recognize impairment charges;
•
third-party use of our trademarks as search engine keywords to direct our potential customers to their own websites;
•
inappropriate use of social media by us or other parties to harm our reputation;

•
special risks applicable to operations outside the United States by us or our business process outsource providers;
•
a return on investment in our common stock is dependent on appreciation in the price;
•
inclusion in our certificate of incorporation includes a forum selection clause that could discourage an acquisition of our company or litigation against us and our directors and officers;
•
the effects of our significant indebtedness, our ability to incur additional debt and the limitations contained in the agreements governing such indebtedness;
•
increases in interest rates increasing the cost of servicing our indebtedness and counterparty credit risk due to instruments designed to minimize exposure to market risks;
•
increased borrowing costs due to lowering or withdrawal of the credit ratings, outlook or watch assigned to us, our debt securities or our Credit Facilities;
•
our ability to generate the significant amount of cash needed to fund our operations and service our debt obligations; and
•
other factors described in this report and from time to time in documents that we file with the SEC.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q, the audited consolidated financial statements and related notes thereto included in our 2023 Form 10-K and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2023 Form 10-K. The cautionary statements discussed in “Cautionary Statement Concerning Forward-Looking Statements” and elsewhere in this report should be read as applying to all forward-looking statements wherever they appear in this report. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those factors discussed below and elsewhere in this report, particularly in “Cautionary Statement Concerning Forward-Looking Statements” as well as the risk factors discussed in Part I, Item 1A. “Risk Factors” in our 2023 Form 10-K.

Overview

Frontdoor is the leading provider of home warranties in the United States, as measured by revenue, and operates primarily under the American Home Shield brand. Our customizable home warranties help customers protect and maintain their homes, typically their most valuable asset, from costly and unplanned breakdowns of essential home systems and appliances. Our home warranty customers usually subscribe to an annual service plan agreement that covers the repair or replacement of major components of more than 20 home systems and appliances, including electrical, plumbing, HVAC systems, water heaters, refrigerators, dishwashers and ranges/ovens/cooktops, as well as optional coverages for electronics, pools, spas and pumps. Frontdoor also provides on-demand home services and a one-stop app experience for home repair and maintenance. Enabled by our Streem technology, the app empowers homeowners by connecting them in real time through video chat with qualified experts to diagnose and solve their problems. As of March 31, 2024, we had 2.0 million active home warranties across all brands in the United States.

For the three months ended March 31, 2024 and 2023, we generated revenue, net income and Adjusted EBITDA of $378 million, $34 million and $71 million, respectively, and $367 million, $22 million and $54 million, respectively. For a reconciliation of Adjusted EBITDA to net income, see “—Results of Operations—Adjusted EBITDA.”

For the three months ended March 31, 2024, our total operating revenue included 79 percent of revenue derived from existing customer renewals, while seven percent and nine percent were derived from new home warranty sales made in conjunction with existing home real estate transactions and direct-to-consumer sales, respectively, and five percent was derived from other revenue channels. For the three months ended March 31, 2023, our total operating revenue included 76 percent of revenue derived from existing customer renewals, while nine percent and 12 percent were derived from new home service plan sales made in conjunction with existing home real estate transactions and direct-to-consumer sales, respectively, and three percent was derived from other revenue channels.

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

During the three months ended March 31, 2024, our financial condition and results of operations continued to be adversely impacted by the following:

•
Challenging real estate market conditions, driven by a decline in the number of home resale transactions as compared to the three months ended March 31, 2023, primarily resulting from higher interest rates, combined with low home inventory levels, continue to constrain demand for home warranties in the first-year real estate channel.
•
Consumer sentiment remains mixed as a result of a broad range of current macroeconomic conditions, including pressure on consumer prices and rising interest rates. We believe this environment impacted demand for home warranties in the first-year direct-to-consumer and renewal channels.
•
Our contractor network continues to be impacted by inflation as compared to the three months ended March 31, 2023, including higher labor, parts and equipment costs and labor availability challenges. We continue to take actions to mitigate these impacts, including increasing the percent of service requests completed by lower-cost preferred contractors, increasing the share of parts and equipment our contractors source through us at lower costs and other process improvement efforts.

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

Key Business Metrics

We focus on a variety of indicators and key operating and financial metrics to monitor the financial condition and performance of the continuing operations of our business. These metrics include:

•
revenue,
•
operating expenses,
•
net income,
•
earnings per share,
•
Adjusted EBITDA,
•
Adjusted EBITDA margin,
•
net cash provided from operating activities,
•
Free Cash Flow,
•
number of home warranties, and
•
customer retention rate.

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

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2023 Form 10-K. There have been no material changes to our critical accounting policies for the three months ended March 31, 2024.

Results of Operations

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

				% of Revenue
	Three Months Ended		Increase	Three Months Ended
	March 31,		(Decrease)	March 31,
(In millions)	2024	2023	%	2024	2023
Revenue	$378	$367	3%	100%	100%
Cost of services rendered	184	197	(7)	49	54
Gross Profit	195	170	14	51	46
Selling and administrative expenses	135	125	9	36	34
Depreciation and amortization expense	9	9	(3)	2	2
Restructuring charges	—	1	(55)	—	—
Interest expense	10	10	2	3	3
Interest and net investment income	(5)	(3)	40	(1)	(1)
Income before Income Taxes	45	29	55	12	8
Provision for income taxes	11	7	50	3	2
Net Income	$34	$22	56%	9%	6%

Revenue

We reported revenue of $378 million and $367 million for the three months ended March 31, 2024 and 2023, respectively. The following table provides a summary of our revenue by major customer acquisition channel:

	Three Months Ended
	March 31,		Increase (Decrease)
(In millions)	2024	2023	$	%
Renewals	$298	$278	$20	7%
Real estate(1)	27	33	(6)	(17)
Direct-to-consumer(1)	36	44	(8)	(19)
Other	17	11	6	49
Total	$378	$367	$11	3%

(1)
First-year revenue only.

Revenue increased three percent for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase in renewal revenue primarily reflects improved price realization resulting from our prior pricing actions, offset, in part, by a decline in the number of renewed home warranties. The decrease in real estate revenue primarily reflects a decline in the number of first-year real estate home warranties driven by a continuation of the challenging real estate market, offset, in part, by improved price realization from our prior pricing actions. The decrease in direct-to-consumer revenue primarily reflects a decline in the number of first-year direct-to-consumer home warranties, which we believe was driven by a decline in the overall category demand for home warranties. The increase in other revenue was primarily driven by growth in on-demand home services, primarily new HVAC sales.

The following table provides a summary of the number of home warranties, reduction in number of home warranties and customer retention rate:

	As of
	March 31,
(In millions)	2024	2023
Number of home warranties	1.96	2.09
Reduction in number of home warranties	(6)%	(4)%
Customer retention rate	76.3%	75.9%

The reduction in the number of home warranties as of March 31, 2024 was primarily impacted by a decline in the number of first-year real estate home warranties, which was driven by a continuation of the challenging real estate market, as well as a decline in the number of direct-to-consumer home warranties, which we believe was driven by a decline in the overall category demand for home warranties.

Cost of Services Rendered

We reported cost of services rendered of $184 million and $197 million for the three months ended March 31, 2024 and 2023, respectively. The following table provides a summary of the changes in cost of services rendered:

(In millions)
Three Months Ended March 31, 2023	$197
Impact of change in revenue	(3)
Contract claims costs	(10)
Three Months Ended March 31, 2024	$184

The impact of change in revenue is driven by the reduction in number of home warranties, offset, in part, by growth in on-demand home services.

The decrease in contract claims costs primarily reflects the impact of higher trade service fees, which drove a lower number of service requests per customer and a lower net cost per service request. Ongoing inflationary cost pressures were offset, in part, by the favorable impact of continued process improvement initiatives specifically relating to better cost management across our contractor network. Additionally, contract claims costs reflects a $1 million favorable adjustment related to the development of prior period claims, compared to a $6 million favorable adjustment in the first quarter of 2023.

Selling and Administrative Expenses

We reported selling and administrative expenses of $135 million and $125 million for the three months ended March 31, 2024 and 2023, respectively. The following table provides a summary of the components of selling and administrative expenses:

	Three Months Ended
	March 31,
(In millions)	2024	2023
Sales and marketing costs	$66	$59
Customer service costs	25	26
General and administrative costs	45	40
Total	$135	$125

The following table provides a summary of the changes in selling and administrative expenses:

(In millions)
Three Months Ended March 31, 2023	$125
Sales and marketing costs	7
Customer service costs	(1)
Stock-based compensation expense	2
Other general and administrative costs	3
Three Months Ended March 31, 2024	$135

Sales and marketing costs increased primarily due to our investment in marketing associated with our direct-to-consumer channel. The decrease in customer service costs was primarily driven by a lower number of service requests. General and administrative costs increased primarily due to increased personnel costs.

Depreciation and Amortization Expense

Depreciation expense was $8 million for each of the three months ended March 31, 2024 and 2023. Amortization expense was $1 million for each of the three months ended March 31, 2024 and 2023.

Restructuring Charges

We had restructuring charges of less than $1 million and $1 million during the three months ended March 31, 2024 and 2023, respectively. For the three months ended March 31, 2024, these charges primarily include expenses related to the exit of certain operating leases and severance costs. For the three months ended March 31, 2023, these charges primarily include severance costs.

Interest Expense

Interest expense was $10 million for each of the three months ended March 31, 2024 and 2023.

Interest and Net Investment Income

Interest and net investment income was $5 million and $3 million for the three months ended March 31, 2024 and 2023, respectively. The increase driven was by higher interest rates on our cash and cash equivalent balances.

Provision for Income Taxes

The effective tax rate on income before income taxes was 24.4 percent and 25.2 percent for the three months ended March 31, 2024 and 2023, respectively. The decrease in the effective tax rate for the three months ended March 31, 2024 compared to 2023 was primarily due to the impact of share-based awards, offset, in part, by a decrease in income tax credits.

Net Income

Net income was $34 million and $22 million for the three months ended March 31, 2024 and 2023, respectively. The increase was primarily driven by the operating results discussed throughout “—Results of Operations” above.

Adjusted EBITDA

Adjusted EBITDA was $71 million and $54 million for the three months ended March 31, 2024 and 2023, respectively.

The following table provides a summary of the changes in our Adjusted EBITDA:

(In millions)
Three Months Ended March 31, 2023	$54
Impact of change in revenue	14
Contract claims costs	10
Sales and marketing costs	(7)
Customer service costs	1
General and administrative costs	(3)
Interest and net investment income	1
Three Months Ended March 31, 2024	$71

The impact of change in revenue is driven by the reduction in number of home warranties.

The decrease in contract claims costs primarily reflects the impact of higher trade service fees, which drove a lower number of service requests per customer and a lower net cost per service request. Ongoing inflationary cost pressures were offset, in part, by the favorable impact of continued process improvement initiatives specifically relating to better cost management across our contractor network. Additionally, contract claims costs reflects a $1 million favorable adjustment related to the development of prior period claims, compared to a $6 million favorable adjustment in the first quarter of 2023.

Sales and marketing costs increased primarily due to our investment in marketing associated with our direct-to-consumer channel. The decrease in customer service costs was primarily driven by a lower number of service requests. General and administrative costs increased primarily due to increased personnel costs.

A reconciliation of Net Income to Adjusted EBITDA is as follows:

	Three Months Ended
	March 31,
(In millions)	2024	2023
Net Income	$34	$22
Depreciation and amortization expense	9	9
Restructuring charges(1)	—	1
Provision for income taxes	11	7
Non-cash stock-based compensation expense(2)	7	5
Interest expense	10	10
Adjusted EBITDA	$71	$54

(1)
We exclude restructuring charges from Adjusted EBITDA because we believe it does not reflect our ongoing operations and because we believe doing so is useful to investors in aiding period-to-period comparability.
(2)
We exclude non-cash stock-based compensation expense from Adjusted EBITDA primarily because it is a non-cash expense and because it is not used by management to assess ongoing operational performance. We believe excluding this expense from Adjusted EBITDA is useful to investors in aiding period-to-period comparability.

Liquidity and Capital Resources

Liquidity

A substantial portion of our liquidity needs are due to debt service requirements on our indebtedness. The Credit Agreement contains covenants that limit or restrict our ability, including the ability of certain of our subsidiaries, to incur additional indebtedness, repurchase debt, incur liens, sell assets, make certain payments (including dividends) and enter into transactions with affiliates. As of March 31, 2024, we were in compliance with the covenants under the Credit Agreement. We do not believe current macroeconomic conditions will affect our ongoing ability to meet our debt covenants.

Cash and cash equivalents totaled $378 million and $325 million as of March 31, 2024 and December 31, 2023, respectively. Our cash and cash equivalents include balances associated with regulatory requirements in our business. See “—Limitations on Distributions and Dividends by Subsidiaries.” As of March 31, 2024 and December 31, 2023, the total net assets subject to these third-party restrictions were $165 million and $157 million, respectively. As of March 31, 2024, there was $2 million of letters of credit outstanding under our $250 million Revolving Credit Facility, and the available borrowing capacity under the Revolving Credit Facility was $248 million. The letters of credit are posted in lieu of cash to satisfy regulatory requirements in certain states in which we operate. We currently believe that cash generated from operations, our cash on hand and available borrowing capacity under the Revolving Credit Facility as of March 31, 2024 will provide us with sufficient liquidity to meet our obligations in the short- and long-term.

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

On September 7, 2021, we announced a three-year repurchase authorization of up to $400 million of outstanding shares of our common stock. We expect to fund the share repurchases from net cash provided from operating activities. As of March 31, 2024, we have repurchased a total of 8,483,316 outstanding shares at a cost of $294 million, which is included in treasury stock on the condensed consolidated statements of financial position, and we had $106 million remaining available for future repurchases under this program. Purchases under the repurchase program may be made from time to time by the company in the open market at prevailing market prices (including through a Rule 10b5-1 Plan), in privately negotiated transactions, or through any combination of these methods, through September 3, 2024. The actual timing, number, manner and value of any shares repurchased will depend on several factors, including the market price of the company’s stock, general market and economic conditions, the company’s liquidity requirements, applicable legal requirements and other business considerations. The repurchase program does not obligate us to acquire any number of shares in any specific period or at all and may be suspended or discontinued at any time at our discretion.

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

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows included in Part I, Item 1 of this Quarterly Report on Form 10-Q are summarized in the following table:

	Three Months Ended
	March 31,
(In millions)	2024	2023
Net cash provided from (used for):
Operating activities	$84	$60
Investing activities	(10)	(8)
Financing activities	(21)	(7)
Cash increase during the period	$53	$45

Operating Activities

Net cash provided from operating activities was $84 million and $60 million for the three months ended March 31, 2024 and 2023, respectively.

Net cash provided from operating activities for the three months ended March 31, 2024 comprised $51 million in earnings adjusted for non-cash charges and $34 million in cash provided from working capital, offset, in part, by $1 million in payments for restructuring charges. Cash provided from working capital was primarily driven by seasonality, offset, in part, by payments of accrued bonuses and a decline in the number of first-year real estate home warranties, which are typically paid for upfront at the time of closing on the home sale.

Net cash provided from operating activities for the three months ended March 31, 2023 comprised $35 million in earnings adjusted for non-cash charges and $26 million in cash provided from working capital, offset, in part, by $1 million in payments for restructuring charges. Cash provided from working capital was primarily driven by seasonality.

Investing Activities

Net cash used for investing activities was $10 million and $8 million for the three months ended March 31, 2024 and 2023, respectively.

Capital expenditures were $10 million and $8 million for the three months ended March 31, 2024 and 2023, respectively, and included recurring capital needs and technology projects. We expect capital expenditures for the full year 2024 relating to committed, recurring capital needs and the continuation of investments in information systems and productivity enhancing technology to be approximately $35 million to $45 million. We have no additional material capital commitments at this time.

Financing Activities

Net cash used for financing activities was $21 million and $7 million for the three months ended March 31, 2024 and 2023, respectively.

For the three months ended March 31, 2024, we made scheduled principal payments of debt of $4 million and purchased outstanding shares of our common stock at an aggregate cost of $13 million. Repurchases of common stock included associated commissions and taxes of less than $1 million.

For the three months ended March 31, 2023, we made scheduled principal payments of debt of $4 million.

Free Cash Flow

The following table reconciles net cash provided from operating activities, which we consider to be the most directly comparable U.S. GAAP measure, to Free Cash Flow using data derived from the condensed consolidated statements of cash flows in Part 1, Item 1 of this Quarterly Report on Form 10-Q:

	Three Months Ended
	March 31,
(In millions)	2024	2023
Net cash provided from operating activities	$84	$60
Property additions	(10)	(8)
Free Cash Flow	$73	$52

Contractual Obligations

Our 2023 Form 10-K includes disclosures of our contractual obligations and commitments as of December 31, 2023. We continue to make the contractually required payments associated with these commitments. There are no significant additions to our obligations and commitments since those reported in the 2023 Form 10-K.

Financial Position

A summary of the significant changes in our financial position from December 31, 2023 to March 31, 2024 is as follows:

•
Cash and cash equivalents increased during the three months ended March 31, 2024, primarily reflecting cash provided from operating activities, offset, in part, by capital expenditures, scheduled principal payments of debt and purchases of outstanding shares.
•
Accrued liabilities—Payroll and related expenses decreased during the three months ended March 31, 2024, primarily reflecting payments of accrued bonuses.
•
Accrued liabilities—Home warranty claims decreased during the three months ended March 31, 2024, primarily reflecting a lower number of service requests.
•
Accrued liabilities—Other increased during the three months ended March 31, 2024, reflecting an increase in federal income tax payable.
•
Deferred revenue increased during the three months ended March 31, 2024, reflecting a net contract liability related to the recognition of monthly pay customer revenue on an other-than-straight-line basis to match the timing of cost recognition, offset, in part, by a decline in the number of first-year real estate home warranties, which are typically paid for upfront at the time of closing on the home sale.
•
Total shareholders’ equity was $162 million as of March 31, 2024 compared to $136 million as of December 31, 2023. The increase was primarily driven by net income, offset, in part, by repurchases of our common stock. See the condensed consolidated statements of changes in equity (deficit) included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt and by utilizing an interest rate swap. There have been no material changes to the market risk associated with debt obligations and other significant instruments from the risks described in Part II, Item 7A in our 2023 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated (pursuant to Rule 13a-15(b) of the Exchange Act) the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of March 31, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024.

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

ITEM 1A. RISK FACTORS

For information regarding factors that could affect our business, financial condition or results of operations, see the risk factors discussed in Part I, Item 1A. “Risk Factors” in our 2023 Form 10-K. There have been no material changes to the risk factors disclosed in our 2023 Form 10-K during the three months ended March 31, 2024. The risks described in our 2023 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial could also materially and adversely affect our business, financial condition or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Issuer Purchases of Equity Securities

On September 7, 2021, we announced a three-year repurchase authorization of up to $400 million of outstanding shares of our common stock over the three-year period from September 3, 2021 through September 3, 2024. As of March 31, 2024, we have repurchased a total of 8,483,316 outstanding shares at a cost of $294 million, and we had $106 million remaining available for future repurchases under this program. See Liquidity and Capital Resources – Liquidity in Part I, Item 2 of this Quarterly Report on Form 10-Q for more information.

Period	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs (in millions)
Jan. 1, 2024 through Jan. 31, 2024	—	$—	—	$119
Feb. 1, 2024 through Feb 29, 2024	—	—	—	119
Mar. 1, 2024 through Mar. 31, 2024	400,497	31.21	400,497	106
Total	400,497	$31.21	400,497	$106

(1)
The average price paid per share is calculated on a trade date basis and excludes associated commissions and taxes.

ITEM 6. EXHIBITS

Exhibit Number	Description
2.1

Separation and Distribution Agreement, dated as of September 28, 2018, by and between ServiceMaster Global Holdings, Inc. and Frontdoor, Inc. (incorporated by reference to Exhibit 2.1 to Frontdoor’s Current Report on Form 8-K filed on October 1, 2018).

3.1	Restated Certificate of Incorporation of Frontdoor, Inc. (incorporated by reference to Exhibit 3.1 to Frontdoor’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021).
3.2	Amended and Restated Bylaws of Frontdoor, Inc. (incorporated by reference to Exhibit 3.2 to Frontdoor’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023).
10.1*#	Form of Performance Share Grant Notice under the Frontdoor, Inc. 2018 Omnibus Incentive Plan, effective March 2024.
10.2*#	Form of Restricted Stock Unit Agreement under the Frontdoor, Inc. Omnibus Incentive Plan, effective March 2024.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a - 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a - 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104*	Cover page formatted as Inline XBRL and included in Exhibit 101.

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

FRONTDOOR, INC.

Date: May 2, 2024	By:	/s/ Jessica P. Ross
		Name:	Jessica P. Ross
		Title:	Senior Vice President and Chief Financial Officer (principal financial officer)