Form 10-Q
period 2024-06-30
Frontdoor, Inc.
filed 2024-08-01
CIK 1727263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________________________________________

FORM 10-Q

________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

Yes ☐ No ☒

As of July 26, 2024, there were 76,524,535 shares outstanding of the registrant’s common stock, par value $0.01 per share.

Frontdoor, Inc.

Quarterly Report on Form 10-Q

GLOSSARY OF TERMS AND SELECTED ABBREVIATIONS

In order to aid the reader, we have included certain defined terms and abbreviations used throughout this Quarterly Report on Form 10-Q as set forth below:

Term / Abbreviation	Definition
2023 Form 10-K	Frontdoor, Inc. Annual Report on Form 10-K for the year ended December 31, 2023
2-10 HBW	The businesses operated by 2-10 Holdco, Inc. and all of its subsidiaries
2-10 HBW Acquisition	The acquisition of 2-10 HBW by Frontdoor pursuant to the terms of the Purchase Agreement
AOCI	Accumulated other comprehensive income or loss
ASC	FASB Accounting Standards Codification
ASU	FASB Accounting Standards Update
Credit Agreement	The agreements governing the Credit Facilities
Credit Facilities	The Term Loan Facilities together with the Revolving Credit Facility
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	U.S. Financial Accounting Standards Board
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
Purchase Agreement

Share Purchase Agreement dated June 3, 2024, by and among Frontdoor, Inc., 2-10 HBW Acquisition, L.P. and 2-10 Holdco, Inc. pursuant to which Frontdoor acquires all of the issued and outstanding stock of 2-10 Holdco, Inc.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Frontdoor, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(In millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenue	$542	$523	$920	$890
Cost of services rendered	237	253	420	449
Gross Profit	306	270	500	440
Selling and administrative expenses	167	162	302	287
Depreciation and amortization expense	9	9	18	18
Restructuring charges	1	—	1	1
Interest expense	10	10	20	20
Interest and net investment income	(5)	(4)	(10)	(8)
Income before Income Taxes	124	93	169	122
Provision for income taxes	32	23	43	30
Net Income	$92	$70	$126	$91

Other Comprehensive (Loss) Income, Net of Income Taxes:
Unrealized (loss) gain on derivative instruments, net of income taxes	(1)	3	—	1
Total Other Comprehensive (Loss) Income, Net of Income Taxes	(1)	3	—	1
Comprehensive Income	$91	$73	$126	$93

Earnings per Share:
Basic	$1.18	$0.86	$1.61	$1.12
Diluted	$1.18	$0.85	$1.60	$1.12

Weighted-average Common Shares Outstanding:
Basic	77.7	81.4	78.0	81.5
Diluted	78.1	81.8	78.5	81.8

See the accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Frontdoor, Inc.

Condensed Consolidated Statements of Financial Position (Unaudited)

(In millions, except share data)

	As of
	June 30,	December 31,
	2024	2023
Assets:
Current Assets:
Cash and cash equivalents	$419	$325
Receivables, less allowance of $4 and $5, respectively	7	6
Prepaid expenses and other current assets	30	32
Contract asset	8	—
Total Current Assets	463	363
Other Assets:
Property and equipment, net	68	60
Goodwill	503	503
Intangible assets, net	142	143
Operating lease right-of-use assets	8	3
Deferred customer acquisition costs	11	12
Other assets	4	5
Total Assets	$1,200	$1,089
Liabilities and Shareholders' Equity:
Current Liabilities:
Accounts payable	$107	$76
Accrued liabilities:
Payroll and related expenses	18	38
Home warranty claims	90	76
Other	38	22
Deferred revenue	95	102
Current portion of long-term debt	17	17
Total Current Liabilities	365	331
Long-Term Debt	569	577
Other Long-Term Liabilities:
Deferred tax liabilities, net	25	25
Operating lease liabilities	21	16
Other long-term liabilities	6	5
Total Other Long-Term Liabilities	52	46
Commitments and Contingencies (Note 8)
Shareholders' Equity:
Common stock, $0.01 par value; 2,000,000,000 shares authorized; 86,985,271 shares issued and 77,049,920 shares outstanding as of June 30, 2024 and 86,553,387 shares issued and 78,378,511 shares outstanding as of December 31, 2023	1	1
Additional paid-in capital	127	117
Retained earnings	422	296
Accumulated other comprehensive income	6	6
Less treasury stock, at cost; 9,935,351 shares as of June 30, 2024 and 8,174,876 shares as of December 31, 2023	(341)	(283)
Total Shareholders' Equity	214	136
Total Liabilities and Shareholders' Equity	$1,200	$1,089

See the accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Frontdoor, Inc.

Condensed Consolidated Statement of Changes in Equity (Unaudited)

(In millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Common Stock:
Balance at beginning of period	$1	$1	$1	$1
Balance at end of period	1	1	1	1
Additional Paid-in Capital:
Balance at beginning of period	120	92	117	90
Stock-based compensation expense	8	8	15	13
Exercise of stock options	1	1	1	1
Taxes paid related to net share settlement of equity awards	(2)	(1)	(6)	(4)
Balance at end of period	127	101	127	101
Retained Earnings:
Balance at beginning of period	330	146	296	124
Net income	92	70	126	91
Balance at end of period	422	216	422	216
Accumulated Other Comprehensive Income (Loss):
Balance at beginning of period	7	6	6	8
Other comprehensive (loss) income, net of tax	(1)	3	—	1
Balance at end of period	6	9	6	9
Treasury Stock:
Balance at beginning of period	(296)	(162)	(283)	(162)
Repurchase of common stock	(45)	(34)	(58)	(34)
Balance at end of period	(341)	(196)	(341)	(196)
Total Shareholders' Equity	$214	$131	$214	$131

See the accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Frontdoor, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Six Months Ended
	June 30,
	2024	2023
Cash and Cash Equivalents at Beginning of Period	$325	$292
Cash Flows from Operating Activities:
Net Income	126	91
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization expense	18	18
Deferred income tax benefit	—	(8)
Stock-based compensation expense	15	13
Restructuring charges	1	1
Payments for restructuring charges	(3)	(2)
Other	1	3
Changes in working capital:
Receivables	(1)	(1)
Prepaid expenses and other current assets	(4)	(9)
Accounts payable	30	(2)
Deferred revenue	(7)	(13)
Accrued liabilities	(2)	5
Current income taxes	13	15
Net Cash Provided from Operating Activities	187	112
Cash Flows from Investing Activities:
Purchases of property and equipment	(22)	(15)
Net Cash Used for Investing Activities	(22)	(15)
Cash Flows from Financing Activities:
Repayments of debt	(8)	(8)
Repurchase of common stock	(58)	(34)
Other financing activities	(4)	(2)
Net Cash Used for Financing Activities	(71)	(44)
Cash Increase During the Period	93	52
Cash and Cash Equivalents at End of Period	$419	$344

See the accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Frontdoor, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Description of Business

Frontdoor is the leading provider of home warranties in the United States, as measured by revenue, and operates primarily under the American Home Shield brand. Our customizable home warranties help customers protect and maintain their homes, typically their most valuable asset, from costly and unplanned breakdowns of essential home systems and appliances. Our home warranty customers usually subscribe to an annual service plan agreement that covers the repair or replacement of major components of more than 20 home systems and appliances, including electrical, plumbing, HVAC systems, water heaters, refrigerators, dishwashers and ranges/ovens/cooktops, as well as optional coverages for electronics, pools, spas and pumps. Frontdoor also provides on-demand home services and a one-stop app experience for home repair and maintenance. Enabled by our Streem technology, the Frontdoor app empowers homeowners by connecting them in real time through video chat with qualified experts to diagnose and solve their problems. As of June 30, 2024, we had 2.0 million active home warranties across all brands in the United States.

Ju

f Note 2. Significant Accounting Policies

Our significant accounting policies are described in Note 2 to the audited consolidated financial statements included in our 2023 Form 10-K. There have been no material changes to our significant accounting policies during the six months ended June 30, 2024.

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

Newly Issued Accounting Standards

In 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted, and the guidance should be applied retrospectively to all periods presented in the financial statements, unless it is impracticable. We intend to adopt the provisions of this guidance in conjunction with our 2024 Annual Report on Form 10-K for the year ended December 31, 2024. We are currently evaluating the impact of this ASU on our enhanced disclosures.

In 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), which improves income tax disclosure requirements, primarily through enhanced disclosures related to the rate reconciliation and income taxes paid information. This guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted, and the guidance should be applied on a prospective basis. Retrospective application is permitted. We are currently evaluating the impact of this ASU on our enhanced disclosures.

Note 3. Revenue

The majority of our revenue is generated from home warranty contracts entered into with our customers. Home warranty contracts are typically one year in duration. We derive substantially all of our revenue from customers in the United States.

We disaggregate revenue from contracts with customers into major customer acquisition channels. We determined that disaggregating revenue into these categories depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. Revenue by major customer acquisition channel is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2024	2023	2024	2023
Renewals	$421	$398	$719	$677
Real estate(1)	36	42	63	75
Direct-to-consumer(1)	50	58	86	103
Other	35	24	52	35
Total	$542	$523	$920	$890

(1)
First-year revenue only.

Our home warranty contracts have one primary performance obligation, which is to provide for the repair or replacement of essential home systems and appliances, as applicable per the contract. We recognize revenue at the agreed upon contractual amount over time using the input method in proportion to the costs expected to be incurred in performing services under the contracts. Those costs bear a direct relationship to the fulfillment of our obligations under the contracts and are representative of the relative fair value of the services provided to the customer. As the costs to fulfill the obligations of the home warranties are incurred on an other-than-straight-line basis, we utilize historical evidence to estimate the expected claims expense and related timing of such costs and make a corresponding adjustment each period to the timing of our related revenue recognition. This adjustment to the straight-line revenue creates a contract asset or contract liability, as described under the heading “Contract Assets and Liabilities” below. We regularly review our estimates of claims costs and adjust these estimates when appropriate.

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

Deferred Customer Acquisition Costs

We capitalize the incremental costs of obtaining a contract with a customer and recognize the related expense using the input method in proportion to the costs expected to be incurred in performing services under the contract, over the expected customer relationship period. Deferred customer acquisition costs were $11 million and $12 million as of June 30, 2024 and December 31, 2023, respectively. Amortization of deferred customer acquisition costs was $4 million and $5 million for the three months ended June 30, 2024 and 2023, respectively, and $7 million and $8 million for the six months ended June 30, 2024 and 2023, respectively. There were no impairment losses related to these capitalized costs during the six months ended June 30, 2024 and 2023.

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

Contract Assets and Liabilities

Contract assets arise when we recognize revenue for our home warranty contracts prior to a customer being invoiced. These timing differences are created when the recognition of revenue in proportion to the costs expected to be incurred in performing the services under the contract are accelerated as compared to the recognition of revenue on a straight-line basis over the contract period. Contract assets were $8 million as of June 30, 2024.

Our contract liabilities consist of deferred revenue which is recognized when cash payments are received in advance of the performance of services, including when the amounts are refundable. Amounts are recognized as revenue in proportion to the costs expected to be incurred in performing services under our contracts.

A summary of the changes in deferred revenue for the six months ended June 30, 2024 is as follows:

(In millions)
Balance at December 31, 2023	$102
Deferral of revenue	101
Recognition of deferred revenue	(108)
Balance at June 30, 2024	$95

There was approximately $39 million and $79 million of revenue recognized during the three and six months ended June 30, 2024 that was included in the deferred revenue balance as of December 31, 2023.

Note 4. Goodwill and Intangible Assets

Goodwill and indefinite-lived intangible assets are not amortized and are subject to assessment for impairment on an annual basis, or more frequently if circumstances indicate a potential impairment. We perform our annual assessment for impairment on October 1 of every year.

The balance of goodwill was $503 million as of June 30, 2024 and December 31, 2023. There were no goodwill impairment charges recorded in the six months ended June 30, 2024.

The following table provides a summary of the components of our intangible assets:

	As of June 30, 2024			As of December 31, 2023
		Accumulated			Accumulated
(In millions)	Gross	Amortization	Net	Gross	Amortization	Net
Trade names(1)	$141	$—	$141	$141	$—	$141
Customer relationships	173	(173)	—	173	(173)	—
Developed technology	19	(18)	1	19	(17)	2
Other	32	(32)	—	32	(32)	—
Total	$365	$(222)	$142	$365	$(221)	$143

(1)
Not subject to amortization.

Amortization expense was $1 million for each of the three months ended June 30, 2024 and 2023 and $1 and $2 million for the six months ended June 30, 2024 and 2023, respectively. There were no intangible asset impairment charges for the six months ended June 30, 2024 and 2023.

Note 5. Leases

We have operating leases for our corporate headquarters located in Memphis, Tennessee, a collaboration center located in Scottsdale, Arizona and a technology collaboration center in Pune, India. We also continue to lease certain office space in other geographies, which we have either exited or subleased. Our leases have remaining lease terms ranging from four years to 11 years, some of which include options to extend the leases for up to five years.

The weighted-average remaining lease term and weighted-average discount rate related to our operating leases are as follows:

	As of
	June 30,	December 31,
	2024	2023
Weighted-average remaining lease term (years)	9	9
Weighted-average discount rate	6.5%	6.5%

We recognized operating lease expense of less than $1 million and $1 million for the three months ended June 30, 2024 and 2023, respectively and $1 million and $2 million for the six months ended June 30, 2024 and 2023, respectively. These expenses are included in selling and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive income.

Supplemental balance sheet information related to our operating lease liabilities is as follows:

	As of
	June 30,	December 31,
(In millions)	2024	2023
Other accrued liabilities	$2	$2
Operating lease liabilities	21	16
Total operating lease liabilities	$23	$18

Supplemental cash flow information related to our operating leases is as follows:

	Six Months Ended
	June 30,
(In millions)	2024	2023
Cash paid on operating lease liabilities(1)	$2	$2
Right-of-use assets obtained in exchange for lease obligations	7	—

(1)
Amount is presented net of cash provided from sublease income.

In conjunction with the operating leases of our corporate headquarters located in Memphis, Tennessee, and our collaboration center located in Scottsdale, Arizona, we recognized $2 million in tenant improvement allowances as of June 30, 2024, which is a non-cash investing activity.

The following table presents the maturities of our operating lease liabilities as of June 30, 2024:

(In millions)
2024 (remainder)(1)	$1
2025(1)	2
2026(1)	3
2027	4
2028	3
2029	3
Thereafter	13
Total future lease payments(1)	29
Less imputed interest	(8)
Total operating lease liabilities(1)	$21

(1)
Amount is presented net of future sublease income totaling $3 million, which relates to the remainder of the year ending December 31, 2024 and the years ending December 31, 2025 through December 31, 2026.

Note 6. Income Taxes

We are subject to taxation in the United States, various states and foreign jurisdictions. Substantially all of our income before income taxes for the three and six months ended June 30, 2024 and 2023 was generated in the United States.

We compute interim period income taxes by applying an anticipated annual effective tax rate to our year-to-date income or loss from operations before income taxes, except for significant unusual or infrequently occurring items. As a result, our estimated tax rate is adjusted each quarter. The effective tax rate on income before income taxes was 25.8 percent and 24.8 percent for the three months ended June 30, 2024 and 2023, respectively, and 25.4 percent and 24.9 percent for the six months ended June 30, 2024 and 2023, respectively. The increase in the effective tax rate for the three and six months ended June 30, 2024 compared to 2023 was primarily due to the capitalization for tax purposes of acquisition-related costs.

Note 7. Acquisitions

On June 3, 2024, we entered into the Purchase Agreement to acquire 2-10 HBW for aggregate cash consideration of $585 million, subject to certain customary adjustments based on, among other things, the amount of cash, debt, transaction expenses, working capital and regulatory capital in the business as of the closing of the transaction. 2-10 HBW is a leading provider of new home structural warranty protection plans, which are insurance-backed offerings that provide builders’ coverage for structural failures. 2-10 HBW also provides direct-to-consumer home warranties. The transaction is supported by a fully committed bridge facility under our existing Credit Agreement and cash. Permanent financing is expected to consist of new term loan borrowings. The applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, expired on July 17, 2024, at 11:59 p.m. Eastern Time. The transaction is anticipated to close in the fourth quarter of 2024, subject to additional regulatory approval and other customary closing conditions.

In conjunction with the 2-10 HBW Acquisition, we recognized acquisition-related costs of $6 million for the three and six months ended June 30, 2024. These charges represent direct third-party costs, including legal, accounting and financial advisory fees. These charges are included in selling and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive income.

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

Note 9. Stock-Based Compensation

We recognized stock-based compensation expense of $8 million ($6 million, net of tax) and $8 million ($7 million, net of tax) for the three months ended June 30, 2024 and 2023, respectively, and $15 million ($12 million, net of tax) and $13 million ($11 million, net of tax) for the six months ended June 30, 2024 and 2023, respectively. These charges are included in selling and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive income.

A summary of awards granted under the Omnibus Plan during the six months ended June 30, 2024 is as follows:

		Weighted-	Weighted-	Weighted-
	Number of	Average	Average	Average
	Awards	Exercise	Grant Date	Vesting
	Granted	Price	Fair Value	Period
Stock options	570,349	31.94	14.81	4.0
Restricted stock units	802,615		31.95	3.0
Performance shares(1)	217,527		31.95	3.0

(1)
The information related to performance shares above assumes 100% of the performance condition, which is based on revenue and Adjusted EBITDA targets, is met. The ultimate number of performance shares that may be earned depends on the achievement of this performance condition.

As of June 30, 2024, there was $53 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options, performance options, restricted stock units (“RSUs”) and other performance shares. These costs are expected to be recognized over a weighted-average period of 2.44 years.

Note 10. Long-Term Debt

Long-term debt is summarized in the following table:

	As of
	June 30,	December 31,
(In millions)	2024	2023
Term Loan A maturing in 2026(1)	$220	$226
Term Loan B maturing in 2028(2)	365	367
Revolving Credit Facility maturing in 2026	—	—
Total debt	586	593
Less current portion	(17)	(17)
Total long-term debt	$569	$577

(1)
Term Loan A is presented net of unamortized debt issuance costs of $1 million as of June 30, 2024 and December 31, 2023.
(2)
Term Loan B is presented net of unamortized debt issuance costs of $2 million as of June 30, 2024 and December 31, 2023 and unamortized discount of $1 million as of June 30, 2024 and December 31, 2023.

As of June 30, 2024, we had $2 million of letters of credit outstanding under our $250 million Revolving Credit Facility, and the available borrowing capacity under the Revolving Credit Facility was $248 million. As of June 30, 2024, we were in compliance with the covenants under the Credit Agreement.

Scheduled Debt Payments

The following table presents future scheduled debt payments as of June 30, 2024:

(In millions)
2024 (remainder)	$8
2025	17
2026	205
2027	4
2028	355
Total future scheduled debt payments	590
Less unamortized debt issuance costs	(3)
Less unamortized discount	(1)
Total debt	$586

Note 11. Supplemental Cash Flow Information

Supplemental information relating to our accompanying condensed consolidated statements of cash flows is as follows:

	Six Months Ended
	June 30,
(In millions)	2024	2023
Cash paid for (received from):
Interest expense	$19	$19
Interest income	(10)	(8)
Income tax payments, net of refunds	31	23

Note 12. Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and the unrealized gains (losses) on our derivative instrument. We disclose comprehensive income (loss) in the accompanying condensed consolidated statements of operations and comprehensive income and condensed consolidated statements of changes in equity.

A summary of the changes in AOCI is as follows:

Balance at December 31, 2023	$6
Other comprehensive income before reclassifications:
Pre-tax amount	4
Tax provision	1
After-tax amount	3
Amounts reclassified from AOCI (1)	(3)
Total other comprehensive income	—
Balance at June 30, 2024	$6

(1)
Amounts are net of income taxes. See the table below on reclassifications out of AOCI for additional information.

A summary of reclassifications out of AOCI is as follows:

	Six Months Ended
	June 30,
(In millions)	2024	2023
Gain on interest rate swap contract(1)	$4	$3
Impact of income taxes (2)	(1)	(1)
Total reclassifications during the period	$3	$2

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

The effective portion of the gain or loss on our interest rate swap contract is recorded in AOCI. These amounts are reclassified into earnings in the same period or periods during which the hedged forecasted debt interest settlement affects earnings. See Note 12 to the accompanying condensed consolidated financial statements for the effective portion of the gain or loss on derivative instruments recorded in AOCI and for the amounts reclassified out of AOCI and into earnings during the periods presented. As the underlying forecasted transactions occur during the next 12 months, we estimate the unrealized hedging gain in AOCI expected to be recognized in earnings is $5 million, net of tax, as of June 30, 2024. The amounts ultimately reclassified into earnings during the next 12 months will be determined based on the actual interest rates in effect at the time the positions are settled, and as a result, they could differ materially from our estimate noted above.

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

The period-end carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate their fair values due to the short-term maturities of these financial instruments. As of June 30, 2024 and December 31, 2023, the carrying amounts of our total debt were $586 million and $593 million, respectively, and the estimated fair values were $589 million and $598 million, respectively. The fair value of our debt was estimated based on available market prices for the same or similar instruments that are considered significant other observable inputs (Level 2) within the fair value hierarchy and was based on information available to us as of the respective period end dates.

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

We did not change our valuation techniques for measuring the fair value of any financial assets and liabilities during the six months ended June 30, 2024. Transfers between hierarchy levels, if any, are recognized at the end of the reporting period. There were no transfers between hierarchy levels during the six months ended June 30, 2024.

Our interest rate swap contract is currently our only financial instrument remeasured at fair value on a recurring basis. A summary of the carrying value and fair value of this financial instrument is as follows:

		Estimated Fair Value Measurements
		Quoted	Significant
		Prices	Other	Significant
		in Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
(In millions)	Value	(Level 1)	(Level 2)	(Level 3)
As of June 30, 2024:
Prepaid expenses and other current assets	$6	$—	$6	$—
Other assets	1	—	1	—
Total assets	$7	$—	$7	$—

As of December 31, 2023:
Prepaid expenses and other current assets	$5	$—	$5	$—
Other assets	2	—	2	—
Total assets	$7	$—	$7	$—

Note 15. Share Repurchase Program

On September 7, 2021, we announced a three-year repurchase authorization of up to $400 million of outstanding shares of our common stock over the three-year period from September 3, 2021 through September 3, 2024. As of June 30, 2024, we have repurchased a total of 9,843,294 outstanding shares at a cost of $339 million, which is included in treasury stock on the accompanying condensed consolidated statements of financial position. As of June 30, 2024, we had $61 million remaining available for future repurchases under this program through September 3, 2024.

A summary of repurchases of outstanding shares is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share data)	2024	2023	2024	2023
Number of shares purchased	1,359,978	1,073,859	1,760,475	1,073,859
Average price paid per share(1)	$33.09	$31.43	$32.66	$31.43
Cost of shares purchased(1)	$45	$34	$58	$34

(1)
The average price paid per share and the cost of shares purchased are calculated on a trade date basis and exclude associated commissions and taxes of less than $1 million for each of the three months ended June 30, 2024 and 2023, and $1 million and less than $1 million for the six months ended June 30, 2024 and 2023, respectively.

On July 26, 2024, our Board of Directors approved a new share repurchase authorization of up to $650 million of our common stock over the three-year period from September 4, 2024 through September 4, 2027. Purchases under this new $650 million repurchase program may be made from time to time by the company in the open market at prevailing market prices (including through a Rule 10b5-1 Plan), in privately negotiated transactions, or through any combination of these methods, through September 4, 2027. The actual timing, number, manner and value of any shares repurchased will depend on several factors, including the market price of the company’s stock, general market and economic conditions, the company’s liquidity requirements, applicable legal requirements and other business considerations. The repurchase program does not obligate us to acquire any number of shares in any specific period or at all and may be suspended or discontinued at any time at our discretion.

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

A summary of the calculations of our basic and diluted earnings per share is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share data)	2024	2023	2024	2023
Net Income	$92	$70	$126	$91
Weighted-average common shares outstanding:	77.7	81.4	78.0	81.5
Effect of dilutive securities:
RSUs(1)	0.4	0.3	0.5	0.3
Stock options(2)	0.1	—	—	—
Weighted-average common shares outstanding - assuming dilution:	78.1	81.8	78.5	81.8
Basic earnings per share	$1.18	$0.86	$1.61	$1.12
Diluted earnings per share	$1.18	$0.85	$1.60	$1.12

(1)
RSUs of 3,093 shares and 74,736 shares for the three months ended June 30, 2024 and 2023, respectively, and 428,235 shares and 719,660 shares for the six months ended June 30, 2024 and 2023, respectively, were not included in the diluted earnings per share calculation because their effect would have been anti-dilutive.
(2)
Stock options to purchase 1,504,925 shares and 1,489,773 shares for the three months ended June 30, 2024 and 2023, respectively, and 1,299,171 shares and 1,332,990 shares for the six months ended June 30, 2024 and 2023, respectively, were not included in the diluted earnings per share calculation because their effect would have been anti-dilutive. Performance options to purchase 274,282 shares and 785,119 shares for the three months ended June 30, 2024 and 2023, respectively, and 274,282 shares and 523,312 shares for the six months ended June 30, 2024 and 2023, respectively, were not included in the diluted earnings per share calculation because their effect would have been anti-dilutive.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, regarding business strategies, market potential, future financial performance, the 2-10 HBW Acquisition and other matters. The words “believe,” “expect,” “estimate,” “could,” “should,” “intend,” “may,” “plan,” “seek,” “anticipate,” “project,” “will,” “shall,” “would,” “aim,” and similar expressions, among others, generally identify “forward-looking statements,” which speak only as of the date the statements were made. The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those projected, anticipated or implied in the forward-looking statements. Where, in any forward-looking statement, an expectation or belief as to future results or events is expressed, such expectation or belief is based on the current plans and expectations of our management and expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. Whether any such forward-looking statements are in fact achieved will depend on future events, some of which are beyond our control.

You should read this Quarterly Report on Form 10-Q completely and with the understanding that actual future results may be materially different from expectations. All forward-looking statements made in this report are qualified by these cautionary statements. These forward-looking statements are made only as of the date of this report, and we do not undertake any obligation, other than as may be required by law, to update or revise any forward-looking or cautionary statements to reflect changes in assumptions, the occurrence of events, unanticipated or otherwise, and changes in future operating results over time or otherwise. For a discussion of other important factors that could cause our results to differ materially from those expressed in, or implied by, the forward-looking statements included in this report, you should refer to the risks and uncertainties detailed from time to time in our periodic reports filed with the SEC, including the risk factors discussed in Part I, Item 1A. “Risk Factors” in our 2023 Form 10-K and Part II, Item 1A.“Risk Factors” of this Quarterly Report on Form 10-Q.

SUMMARY OF MATERIAL RISKS

Factors, risks, trends and uncertainties that make an investment in us speculative or risky and that could cause actual results or events to differ materially from those anticipated in our forward-looking statements include the matters described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” included in this report as well as Item 1A. Risk Factors in our 2023 Form 10-K filed with the SEC, in addition to the following other factors, risks, trends and uncertainties:

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
•
risks related to the 2-10 HBW Acquisition, including risks that we may not complete the 2-10 HBW Acquisition or that the 2-10 HBW Acquisition may not achieve its intended results; and
•
other factors described in this report and from time to time in documents that we file with the SEC.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q, the audited consolidated financial statements and related notes thereto included in our 2023 Form 10-K and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2023 Form 10-K. The cautionary statements discussed in “Cautionary Statement Concerning Forward-Looking Statements” and elsewhere in this report should be read as applying to all forward-looking statements wherever they appear in this report. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those factors discussed below and elsewhere in this report, particularly in “Cautionary Statement Concerning Forward-Looking Statements” and “Risk Factors” as well as the risk factors discussed in Part I, Item 1A. “Risk Factors” in our 2023 Form 10-K and Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q.

Overview

Frontdoor is the leading provider of home warranties in the United States, as measured by revenue, and operates primarily under the American Home Shield brand. Our customizable home warranties help customers protect and maintain their homes, typically their most valuable asset, from costly and unplanned breakdowns of essential home systems and appliances. Our home warranty customers usually subscribe to an annual service plan agreement that covers the repair or replacement of major components of more than 20 home systems and appliances, including electrical, plumbing, HVAC systems, water heaters, refrigerators, dishwashers and ranges/ovens/cooktops, as well as optional coverages for electronics, pools, spas and pumps. Frontdoor also provides on-demand home services and a one-stop app experience for home repair and maintenance. Enabled by our Streem technology, the Frontdoor app empowers homeowners by connecting them in real time through video chat with qualified experts to diagnose and solve their problems. As of June 30, 2024, we had 2.0 million active home warranties across all brands in the United States.

For the three months ended June 30, 2024 and 2023, we generated revenue, net income and Adjusted EBITDA of $542 million, $92 million and $158 million, respectively, and $523 million, $70 million and $121 million, respectively. For the six months ended June 30, 2024 and 2023, we generated revenue, net income and Adjusted EBITDA of $920 million, $126 million and $229 million, respectively, and $890 million, $91 million and $174 million, respectively. For a reconciliation of Adjusted EBITDA to net income, see “—Results of Operations—Adjusted EBITDA.”

For the six months ended June 30, 2024, our total operating revenue included 78 percent of revenue derived from existing customer renewals, while seven percent and nine percent were derived from new home warranty sales made in conjunction with existing home real estate transactions and direct-to-consumer sales, respectively, and six percent was derived from other revenue channels. For the six months ended June 30, 2023, our total operating revenue included 76 percent of revenue derived from existing customer renewals, while eight percent and 12 percent were derived from new home service plan sales made in conjunction with existing home real estate transactions and direct-to-consumer sales, respectively, and four percent was derived from other revenue channels.

Acquisition of 2-10 HBW

On June 3, 2024, we entered into the Purchase Agreement to acquire 2-10 HBW for aggregate cash consideration of $585 million, subject to certain customary adjustments based on, among other things, the amount of cash, debt, transaction expenses, working capital and regulatory capital in the business as of the closing of the transaction. 2-10 HBW is a leading provider of new home structural warranty protection plans, which are insurance-backed offerings that provide builders’ coverage for structural failures. 2-10 HBW also provides direct-to-consumer home warranties. The transaction is supported by a fully committed bridge facility under our existing Credit Agreement and cash. Permanent financing is expected to consist of new term loan borrowings. The applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, expired on July 17, 2024, at 11:59 p.m. Eastern Time. The transaction is anticipated to close in the fourth quarter of 2024, subject to additional regulatory approval and other customary closing conditions.

Key Factors and Trends Affecting Our Results of Operations

Macroeconomic Conditions

Current macroeconomic conditions, including inflation, higher interest rates, the challenging real estate market, upcoming federal elections and rising global geopolitical issues, may affect existing home sales, consumer sentiment or labor availability. These conditions may reduce demand for our services, increase our costs or otherwise adversely impact our business. While these macroeconomic conditions generally impact the United States as a whole, we believe our nationwide presence limits the impact on us of unfavorable economic conditions in any particular region of the United States.

During the six months ended June 30, 2024, our financial condition and results of operations continued to be adversely impacted by the following:

•
Challenging real estate market conditions, driven by a decline in the number of home resale transactions as compared to the six months ended June 30, 2023, primarily resulting from higher interest rates, combined with low home inventory levels, continue to constrain demand for home warranties.
•
Consumer sentiment remains mixed as a result of a broad range of current macroeconomic conditions, including pressure on consumer prices and rising interest rates. We believe this environment continues to impact demand for home warranties.
•
Our contractor network continues to be impacted by inflation as compared to the six months ended June 30, 2023, including higher labor, parts and equipment costs. We continue to take actions to mitigate these impacts, including increasing trade service fees and the percent of service requests completed by lower-cost preferred contractors.

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

Effect of Weather Conditions

The demand for our services, and our results of operations, are affected by weather conditions. Extreme temperatures, typically in the winter and summer months, can lead to an increase in service requests related to home systems, particularly HVAC systems, resulting in higher costs and lower profitability, while mild temperatures in the winter or summer months can lead to lower home systems claim frequency, resulting in lower costs and higher profitability. For example, unfavorable weather trends in the second quarter of 2024 as compared to the second quarter of 2023 resulted in a higher number of service requests per customer in the HVAC trade, which unfavorably impacted contract claims costs.

While weather variations as described above may affect our business, major weather events and other similar Acts of God, or natural disasters such as hurricanes, tornadoes, typhoons, wildfires or earthquakes, typically do not increase our obligations to provide service. Generally, repairs associated with such isolated events are addressed by homeowners’ and other forms of insurance as opposed to the home warranties that we offer.

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

Acquisition Activity

We anticipate that the highly fragmented nature of the home warranty category will continue to create strategic opportunities for acquisitions. Historically, we have used acquisitions to cost-effectively grow our customer base in high-growth geographies, and we intend to continue to do so. We may also explore opportunities to make strategic acquisitions that will expand our service offering in the broader home services industry. We have also used acquisitions to enhance our technological capabilities and geographic presence. For example, on June 3, 2024, we entered into the Purchase Agreement to acquire 2-10 HBW, a leading provider of new home structural warranty protection plans.

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
gross profit,
•
gross profit margin,
•
net income,
•
earnings per share,
•
Adjusted EBITDA,
•
Adjusted EBITDA margin,
•
net cash provided from operating activities,
•
Free Cash Flow,
•
number of home warranties, and
•
customer retention rate.

Revenue. The majority of our revenue is generated from home warranty contracts entered into with our customers. Home warranty contracts are typically one year in duration. We recognize revenue at the agreed upon contractual amount over time using the input method in proportion to the costs expected to be incurred in performing services under the contracts. Our revenue is primarily a function of the volume and pricing of the services provided to our customers, as well as the mix of services provided. Our revenue volume is impacted by new home warranty sales, customer retention and acquisitions. We derive substantially all of our revenue from customers in the United States.

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

Gross Profit and Gross Profit Margin. The presentation of gross profit and gross profit margin provides measures of performance which are primarily a function of the revenue drivers discussed above and contract claims costs drivers, primarily contractor costs and parts, appliances and home systems costs. Gross profit is computed by deducting cost of services rendered from revenue. Gross profit margin is computed as gross profit as a percentage of revenue.

Net Income and Earnings Per Share. The presentation of net income and basic and diluted earnings per share provides measures of performance which are useful for investors, analysts and other interested parties in company-to-company operating performance comparisons. Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period, increased to include the number of shares of common stock that would have been outstanding had potentially dilutive shares of common stock been issued. The dilutive effect, if any, of stock options, performance options (which are stock options that become exercisable upon the achievement, in whole or in part, of the applicable performance goals, pursuant to the terms of the Omnibus Plan and the award agreement), RSUs, performance shares (which are contractual rights to receive a share of our common stock (or the cash equivalent thereof) upon the achievement, in whole or in part, of the applicable performance goals, pursuant to the terms of the Omnibus Plan and the award agreement) and RSAs are reflected in diluted earnings per share by applying the treasury stock method.

Adjusted EBITDA and Adjusted EBITDA Margin. We evaluate our operating and financial performance primarily based on Adjusted EBITDA, which is a financial measure not calculated in accordance with U.S. GAAP. We define Adjusted EBITDA as net income before: depreciation and amortization expense; goodwill and intangibles impairment; restructuring charges; acquisition-related costs; provision for income taxes; non-cash stock-based compensation expense; interest expense; loss on extinguishment of debt; and other non-operating expenses. We define “Adjusted EBITDA margin” as Adjusted EBITDA divided by revenue. We believe Adjusted EBITDA and Adjusted EBITDA margin are useful for investors, analysts and other interested parties as they facilitate company-to-company operating performance comparisons by excluding potential differences caused by variations in capital structures, taxation, the age and book depreciation of facilities and equipment, restructuring and acquisition initiatives and equity-based, long-term incentive plans.

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

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2023 Form 10-K. There have been no material changes to our critical accounting policies for the six months ended June 30, 2024.

Results of Operations

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

				% of Revenue
	Three Months Ended		Increase	Three Months Ended
	June 30,		(Decrease)	June 30,
(In millions)	2024	2023	%	2024	2023
Revenue	$542	$523	4%	100%	100%
Cost of services rendered	237	253	(6)	44	48
Gross Profit	306	270	13	56	52
Selling and administrative expenses	167	162	3	31	31
Depreciation and amortization expense	9	9	(1)	2	2
Restructuring charges	1	—	75	—	—
Interest expense	10	10	(2)	2	2
Interest and net investment income	(5)	(4)	18	(1)	(1)
Income before Income Taxes	124	93	34	23	18
Provision for income taxes	32	23	39	6	4
Net Income	$92	$70	32%	17%	13%

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

				% of Revenue
	Six Months Ended		Increase	Six Months Ended
	June 30,		(Decrease)	June 30,
(In millions)	2024	2023	%	2024	2023
Revenue	$920	$890	3%	100%	100%
Cost of services rendered	420	449	(7)	46	51
Gross Profit	500	440	14	54	49
Selling and administrative expenses	302	287	5	33	32
Depreciation and amortization expense	18	18	(2)	2	2
Restructuring charges	1	1	(10)	—	—
Interest expense	20	20	—	2	2
Interest and net investment income	(10)	(8)	28	(1)	(1)
Income before Income Taxes	169	122	39	18	14
Provision for income taxes	43	30	42	5	3
Net Income	$126	$91	38%	14%	10%

Revenue

We reported revenue of $542 million and $523 million for the three months ended June 30, 2024 and 2023, respectively, and $920 million and $890 million for the six months ended June 30, 2024 and 2023, respectively. The following tables provide a summary of our revenue by major customer acquisition channel:

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

	Three Months Ended
	June 30,		Increase (Decrease)
(In millions)	2024	2023	$	%
Renewals	$421	$398	$23	6%
Real estate(1)	36	42	(6)	(14)
Direct-to-consumer(1)	50	58	(8)	(14)
Other	35	24	11	46
Total	$542	$523	$19	4%

(1)
First-year revenue only.

Revenue increased four percent for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase in renewal revenue reflects improved price realization resulting from our prior pricing actions, offset, in part, by a decline in the number of renewed home warranties. The decreases in real estate revenue and direct-to-consumer revenue primarily reflect a decline in the number of home warranties driven by the challenging real estate market and the impact of inflation on consumer sentiment. The increase in other revenue was driven by growth in on-demand home services, primarily new HVAC sales.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

	Six Months Ended
	June 30,		Increase (Decrease)
(In millions)	2024	2023	$	%
Renewals	$719	$677	$43	6%
Real estate(1)	63	75	(12)	(16)
Direct-to-consumer(1)	86	103	(17)	(16)
Other	52	35	16	47
Total	$920	$890	$31	3%

(1)
First-year revenue only.

Revenue increased three percent for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase in renewal revenue reflects improved price realization resulting from our prior pricing actions, offset, in part, by a decline in the number of renewed home warranties. The decreases in real estate revenue and direct-to-consumer revenue primarily reflect a decline in the number of home warranties driven by the challenging real estate market and the impact of inflation on consumer sentiment. The increase in other revenue was driven by growth in on-demand home services, primarily new HVAC sales.

The following table provides a summary of the number of home warranties, reduction in number of home warranties and customer retention rate:

	As of
	June 30,
(In millions)	2024	2023
Number of home warranties	1.95	2.07
Reduction in number of home warranties	(6)%	(4)%
Customer retention rate	76.6%	76.3%

The reduction in the number of home warranties as of June 30, 2024 was primarily impacted by the challenging real estate market and the impact of inflation on consumer sentiment.

Cost of Services Rendered

We reported cost of services rendered of $237 million and $253 million for the three months ended June 30, 2024 and 2023, respectively, and $420 million and $449 million for the six months ended June 30, 2024 and 2023, respectively. The following tables provide a summary of the changes in cost of services rendered:

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

(In millions)
Three Months Ended June 30, 2023	$253
Impact of change in revenue	2
Contract claims costs	(17)
Other	(1)
Three Months Ended June 30, 2024	$237

The impact of change in revenue is driven by the reduction in number of home warranties, offset, in part, by growth in on-demand home services.

The decrease in contract claims costs primarily reflects the impact of higher trade service fees, which drove a lower number of service requests per customer and a lower net cost per service request, and continued process improvement initiatives, specifically relating to better cost management across our contractor network. The decrease was offset, in part, by an unfavorable weather impact of $4 million, as warmer weather drove a higher number of service requests in the HVAC trade, and ongoing inflationary cost pressures. Additionally, contract claims costs reflects a $5 million favorable adjustment related to the development of prior period claims, compared to a $4 million favorable adjustment in the second quarter of 2023.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

(In millions)
Six Months Ended June 30, 2023	$449
Impact of change in revenue	(1)
Contract claims costs	(28)
Other	(1)
Six Months Ended June 30, 2024	$420

The impact of change in revenue is driven by the reduction in number of home warranties, offset, in part, by growth in on-demand home services.

The decrease in contract claims costs primarily reflects the impact of higher trade service fees, which drove a lower number of service requests per customer and a lower net cost per service request, and continued process improvement initiatives, specifically relating to better cost management across our contractor network. The decrease was offset, in part, by an unfavorable weather impact of $4 million, as warmer weather drove a higher number of service requests in the HVAC trade, and ongoing inflationary cost pressures. Additionally, contract claims costs reflects a $4 million favorable adjustment related to the development of prior period claims, compared to a $9 million favorable adjustment in the first six months of 2023.

Selling and Administrative Expenses

We reported selling and administrative expenses of $167 million and $162 million for the three months ended June 30, 2024 and 2023, respectively, and $302 million and $287 million for the six months ended June 30, 2024 and 2023, respectively. The following table provides a summary of the components of selling and administrative expenses:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2024	2023	2024	2023
Sales and marketing costs	$85	$88	$151	$147
Customer service costs	27	27	52	53
General and administrative costs	54	47	99	86
Total	$167	$162	$302	$287

The following tables provide a summary of the changes in selling and administrative expenses:

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

(In millions)
Three Months Ended June 30, 2023	$162
Sales and marketing costs	(3)
Stock-based compensation expense	(1)
Acquisition-related costs	6
Other general and administrative costs	2
Three Months Ended June 30, 2024	$167

Sales and marketing costs decreased primarily due to sales optimization efforts. Other general and administrative costs increased primarily due to increased personnel costs, offset, in part by, a decrease in professional fees. Acquisition-related costs are related to the 2-10 HBW Acquisition and represent direct third-party costs, including legal, accounting and financial advisory fees.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

(In millions)
Six Months Ended June 30, 2023	$287
Sales and marketing costs	4
Customer service costs	(1)
Stock-based compensation expense	2
Acquisition-related costs	6
Other general and administrative costs	5
Six Months Ended June 30, 2024	$302

Sales and marketing costs increased primarily due to our investment in marketing associated with our direct-to-consumer channel, offset, in part by, a reduction in costs driven by sales optimization efforts. Other general and administrative costs increased primarily due to increased personnel costs, offset, in part by, a decrease in professional fees. Acquisition-related costs are related to the 2-10 HBW Acquisition and represent direct third-party costs, including legal, accounting and financial advisory fees.

Depreciation and Amortization Expense

Depreciation expense was $8 million for each of the three months ended June 30, 2024 and 2023 and $17 million and $16 million for the six months ended June 30, 2024 and 2023, respectively. Amortization expense was $1 million for each of the three months ended June 30, 2024 and 2023 and $1 million and $2 million for the six months ended June 30, 2024 and 2023, respectively.

Restructuring Charges

We had restructuring charges of $1 million and less than $1 million during the three months ended June 30, 2024 and 2023, respectively, and $1 million for each of the six months ended June 30, 2024 and 2023. For the three and six months ended June 30, 2024, these charges primarily include expenses related to the exit of certain operating leases and severance costs. For the three and six months ended June 30, 2023, these charges primarily include severance costs.

Interest Expense

Interest expense was $10 million for each of the three months ended June 30, 2024 and 2023 and $20 million for each of the six months ended June 30, 2024 and 2023.

Interest and Net Investment Income

Interest and net investment income was $5 million and $4 million for the three months ended June 30, 2024 and 2023, respectively, and $10 million and $8 million for the six months ended June 30, 2024 and 2023, respectively. The increase driven was by higher interest rates on our cash and cash equivalent balances.

Provision for Income Taxes

The effective tax rate on income before income taxes was 25.8 percent and 24.8 percent for the three months ended June 30, 2024 and 2023, respectively, and 25.4 percent and 24.9 percent for the six months ended June 30, 2024 and 2023, respectively. The increase in the effective tax rate for the three and six months ended June 30, 2024 compared to 2023 was primarily due to the capitalization for tax purposes of acquisition-related costs.

Net Income

Net income was $92 million and $70 million for the three months ended June 30, 2024 and 2023, respectively, and $126 million and $91 million for the six months ended June 30, 2024 and 2023, respectively. The increase was driven by the operating results discussed throughout “—Results of Operations” above.

Adjusted EBITDA

Adjusted EBITDA was $158 million and $121 million for the three months ended June 30, 2024 and 2023, respectively, and $229 million and $174 million for the six months ended June 30, 2024 and 2023, respectively.

The following tables provide a summary of the changes in our Adjusted EBITDA:

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

(In millions)
Three Months Ended June 30, 2023	$121
Impact of change in revenue	17
Contract claims costs	17
Sales and marketing costs	3
General and administrative costs	(2)
Interest and net investment income	1
Other	1
Three Months Ended June 30, 2024	$158

The impact of change in revenue is driven by the reduction in number of home warranties.

The decrease in contract claims costs primarily reflects the impact of higher trade service fees, which drove a lower number of service requests per customer and a lower net cost per service request, and continued process improvement initiatives, specifically relating to better cost management across our contractor network. The decrease was offset, in part, by an unfavorable weather impact of $4 million, as warmer weather drove a higher number of service requests in the HVAC trade, and ongoing inflationary cost pressures. Additionally, contract claims costs reflects a $5 million favorable adjustment related to the development of prior period claims, compared to a $4 million favorable adjustment in the second quarter of 2023.

Sales and marketing costs decreased primarily due to sales optimization efforts. Other general and administrative costs increased primarily due to increased personnel costs, offset, in part by, a decrease in professional fees.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

(In millions)
Six Months Ended June 30, 2023	$174
Impact of change in revenue	31
Contract claims costs	28
Sales and marketing costs	(4)
Customer service costs	1
General and administrative costs	(5)
Interest and net investment income	2
Other	1
Six Months Ended June 30, 2024	$229

The impact of change in revenue is driven by the reduction in number of home warranties.

The decrease in contract claims costs primarily reflects the impact of higher trade service fees, which drove a lower number of service requests per customer and a lower net cost per service request, and continued process improvement initiatives, specifically relating to better cost management across our contractor network. The decrease was offset, in part, by an unfavorable weather impact of $4 million, as warmer weather drove a higher number of service requests in the HVAC trade, and ongoing inflationary cost pressures. Additionally, contract claims costs reflects a $4 million favorable adjustment related to the development of prior period claims, compared to a $9 million favorable adjustment in the first six months of 2023.

Sales and marketing costs increased primarily due to our investment in marketing associated with our direct-to-consumer channel, offset, in part by, a reduction in costs driven by sales optimization efforts. Other general and administrative costs increased primarily due to increased personnel costs, offset, in part by, a decrease in professional fees.

A reconciliation of Net Income to Adjusted EBITDA is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2024	2023	2024	2023
Net Income	$92	$70	$126	$91
Depreciation and amortization expense	9	9	18	18
Restructuring charges(1)	1	—	1	1
Acquisition-related costs(1)	6	—	6	—
Provision for income taxes	32	23	43	30
Non-cash stock-based compensation expense(2)	8	8	15	13
Interest expense	10	10	20	20
Adjusted EBITDA	$158	$121	$229	$174

(1)
We exclude restructuring charges and acquisition-related costs from Adjusted EBITDA because we believe they do not reflect our ongoing operations and because we believe doing so is useful to investors in aiding period-to-period comparability.
(2)
We exclude non-cash stock-based compensation expense from Adjusted EBITDA because it is a non-cash expense and because it is not used by management to assess ongoing operational performance. We believe excluding this expense from Adjusted EBITDA is useful to investors in aiding period-to-period comparability.

Liquidity and Capital Resources

Liquidity

A substantial portion of our liquidity needs are due to debt service requirements on our indebtedness. The Credit Agreement contains covenants that limit or restrict our ability, including the ability of certain of our subsidiaries, to incur additional indebtedness, repurchase debt, incur liens, sell assets, make certain payments (including dividends) and enter into transactions with affiliates. As of June 30, 2024, we were in compliance with the covenants under the Credit Agreement. We do not believe current macroeconomic conditions will affect our ongoing ability to meet our debt covenants.

Cash and cash equivalents totaled $419 million and $325 million as of June 30, 2024 and December 31, 2023, respectively. Our cash and cash equivalents include balances associated with regulatory requirements in our business. See “—Limitations on Distributions and Dividends by Subsidiaries.” As of June 30, 2024 and December 31, 2023, the total net assets subject to these third-party restrictions were $167 million and $157 million, respectively. As of June 30, 2024, there was $2 million of letters of credit outstanding under our $250 million Revolving Credit Facility, and the available borrowing capacity under the Revolving Credit Facility was $248 million. The letters of credit are posted in lieu of cash to satisfy regulatory requirements in certain states in which we operate. We currently believe that cash generated from operations, our cash on hand, cash available from our committed financing arrangements and available borrowing capacity under the Revolving Credit Facility as of June 30, 2024 will provide us with sufficient liquidity to meet our obligations in the short- and long-term, including the 2-10 HBW Acquisition.

We closely monitor the performance of our investment portfolio, primarily cash deposits. We regularly review the statutory reserve requirements to which our regulated entities are subject and any changes to such requirements. These reviews may result in identifying current reserve levels above or below minimum statutory reserve requirements, in which case we may adjust our reserves. The reviews may also identify opportunities to satisfy certain regulatory reserve requirements through alternate financial vehicles.

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

Acquisition of 2-10 HBW

On June 3, 2024, we entered into the Purchase Agreement to acquire 2-10 HBW for aggregate cash consideration of $585 million, subject to certain customary adjustments based on, among other things, the amount of cash, debt, transaction expenses, working capital and regulatory capital in the business as of the closing of the transaction. 2-10 HBW is a leading provider of new home structural warranty protection plans, which are insurance-backed offerings that provide builders’ coverage for structural failures. 2-10 HBW also provides direct-to-consumer home warranties. The transaction is supported by a fully committed bridge facility under our existing Credit Agreement and cash. Permanent financing is expected to consist of new term loan borrowings. The applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, expired on July 17, 2024, at 11:59 p.m. Eastern Time. The transaction is anticipated to close in the fourth quarter of 2024, subject to additional regulatory approval and other customary closing conditions.

Share Repurchase Program

On September 7, 2021, we announced a three-year repurchase authorization of up to $400 million of outstanding shares of our common stock. We expect to fund the share repurchases from net cash provided from operating activities. As of June 30, 2024, we have repurchased a total of 9,843,294 outstanding shares at a cost of $339 million, which is included in treasury stock on the condensed consolidated statements of financial position included in Part I, Item 1 of this Quarterly Report on Form 10-Q. As of June 30, 2024, we had $61 million remaining available for future repurchases under this program through September 3, 2024. Purchases under the repurchase program may be made from time to time by the company in the open market at prevailing market prices (including through a Rule 10b5-1 Plan), in privately negotiated transactions, or through any combination of these methods, through September 3, 2024. The actual timing, number, manner and value of any shares repurchased will depend on several factors, including the market price of the company’s stock, general market and economic conditions, the company’s liquidity requirements, applicable legal requirements and other business considerations. The repurchase program does not obligate us to acquire any number of shares in any specific period or at all and may be suspended or discontinued at any time at our discretion.

On July 26, 2024, our Board of Directors approved a new share repurchase authorization of up to $650 million of our common stock over the three-year period from September 4, 2024 through September 4, 2027. Purchases under this new $650 million repurchase program may be made from time to time by the company in the open market at prevailing market prices (including through a Rule 10b5-1 Plan), in privately negotiated transactions, or through any combination of these methods, through September 4, 2027. The actual timing, number, manner and value of any shares repurchased will depend on several factors, including the market price of the company’s stock, general market and economic conditions, the company’s liquidity requirements, applicable legal requirements and other business considerations. The repurchase program does not obligate us to acquire any number of shares in any specific period or at all and may be suspended or discontinued at any time at our discretion.

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

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows included in Part I, Item 1 of this Quarterly Report on Form 10-Q are summarized in the following table:

	Six Months Ended
	June 30,
(In millions)	2024	2023
Net cash provided from (used for):
Operating activities	$187	$112
Investing activities	(22)	(15)
Financing activities	(71)	(44)
Cash increase during the period	$93	$52

Operating Activities

Net cash provided from operating activities was $187 million and $112 million for the six months ended June 30, 2024 and 2023, respectively.

Net cash provided from operating activities for the six months ended June 30, 2024 comprised $161 million in earnings adjusted for non-cash charges and $28 million in cash provided from working capital, offset, in part, by $3 million in payments for restructuring charges. Cash provided from working capital was primarily driven by seasonality, offset, in part, by payments of accrued bonuses and a decline in the number of first-year real estate home warranties, which are typically paid for upfront at the time of closing on the home sale.

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

Investing Activities

Net cash used for investing activities was $22 million and $15 million for the six months ended June 30, 2024 and 2023, respectively.

Capital expenditures were $22 million and $15 million for six months ended June 30, 2024 and 2023, respectively, and included recurring capital needs and technology projects. We expect capital expenditures for the full year 2024 relating to committed, recurring capital needs and the continuation of investments in information systems and productivity enhancing technology to be approximately $35 million to $45 million. We have no additional material capital commitments at this time.

Financing Activities

Net cash used for financing activities was $71 million and $44 million for the six months ended June 30, 2024 and 2023, respectively.

For the six months ended June 30, 2024, we made scheduled principal payments of debt of $8 million and purchased outstanding shares of our common stock at an aggregate cost of $58 million. Repurchases of common stock included associated commissions and taxes of $1 million.

For the six months ended June 30, 2023, we made scheduled principal payments of debt of $8 million and purchased outstanding shares at an aggregate cost of $34 million.

Free Cash Flow

The following table reconciles net cash provided from operating activities, which we consider to be the most directly comparable U.S. GAAP measure, to Free Cash Flow using data derived from the condensed consolidated statements of cash flows in Part 1, Item 1 of this Quarterly Report on Form 10-Q:

	Six Months Ended
	June 30,
(In millions)	2024	2023
Net cash provided from operating activities	$187	$112
Property additions	(22)	(15)
Free Cash Flow	$164	$96

Contractual Obligations

Our 2023 Form 10-K includes disclosures of our contractual obligations and commitments as of December 31, 2023. We continue to make the contractually required payments associated with these commitments.

On June 3, 2024, we entered into the Purchase Agreement to acquire 2-10 HBW for aggregate cash consideration of $585 million, subject to certain customary adjustments based on, among other things, the amount of cash, debt, transaction expenses, working capital and regulatory capital in the business as of the closing of the transaction. The transaction is supported by a fully committed bridge facility under our existing Credit Agreement and cash. Permanent financing is expected to consist of new term loan borrowings. The transaction is anticipated to close in the fourth quarter of 2024, subject to regulatory approval and other customary closing conditions.

Financial Position

A summary of the significant changes in our financial position from December 31, 2023 to June 30, 2024 is as follows:

•
Cash and cash equivalents increased during the six months ended June 30, 2024, reflecting cash provided from operating activities, offset, in part, by capital expenditures, scheduled principal payments of debt and purchases of outstanding shares.
•
Accounts payable increased during the six months ended June 30, 2024, reflecting the timing of trade payables driven by seasonality.
•
Accrued liabilities—Payroll and related expenses decreased during the six months ended June 30, 2024, reflecting payments of accrued bonuses.
•
Accrued liabilities—Home warranty claims increased during the six months ended June 30, 2024, reflecting a higher number of service requests driven by seasonality.
•
Accrued liabilities—Other increased during the six months ended June 30, 2024, reflecting an increase in federal income tax payable and an increase in our on-demand home service costs.
•
Total shareholders’ equity was $214 million as of six months ended June 30, 2024 compared to $136 million as of December 31, 2023. The increase was driven by net income, offset, in part, by repurchases of our common stock. See the condensed consolidated statements of changes in equity (deficit) included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated (pursuant to Rule 13a-15(b) of the Exchange Act) the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of June 30, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2024.

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

ITEM 1A. RISK FACTORS

For information regarding factors that could affect our business, financial condition or results of operations, see the risk factors discussed in Part I, Item 1A. “Risk Factors” in our 2023 Form 10-K. Other than the following risks related to the 2-10 HBW Acquisition, there have been no material changes to the risk factors disclosed in our 2023 Form 10-K during the six months ended June 30, 2024. The risks described below and in our 2023 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial could also materially and adversely affect our business, financial condition or results of operations.

Risks Related to Our Acquisition of 2-10 Home Buyers Warranty

The acquisition may not achieve its intended results.

On June 3, 2024, we entered into a Purchase Agreement to acquire 2-10 HBW in an all cash transaction valued at $585 million, subject to certain customary adjustments based on, among other things, the amount of cash, debt, transaction expenses, working capital and regulatory capital in 2-10 HBW as of the closing of the acquisition, with the expectation that the acquisition would result in various benefits, including, among other things, accelerating Frontdoor’s growth trajectory, operating synergies, and a strengthened financial profile. Achieving the anticipated benefits of the acquisition is subject to a number of uncertainties, including whether our business and 2-10 HBW are integrated in an efficient and effective manner. Failure to achieve these anticipated benefits could result in increased costs, decreases in the amount of expected revenues generated by the combined company and diversion of management’s attention and energy away from ongoing business concerns, any of which could have a material adverse effect on our business, financial condition and performance, operating results and prospects.

Additional risks relating to the 2-10 HBW Acquisition and integration of 2-10 HBW into our business, include, among others, the following:

•
general economic and business conditions;
•
potential unknown liabilities and unforeseen delays or regulatory conditions associated with the acquisition;
•
our inability to successfully or timely integrate 2-10 HBW in a manner that permits us to achieve the benefits anticipated to result from the acquisition;

•
disruption to our and 2-10 HBW’s business and operations and relationships with service providers, customers, employees and other partners;
•
diversion of significant resources from our core product offerings;
•
our inability to retain the service of key management and other personnel of 2-10 HBW;
•
our ability to effectively diversify and expand into a new line of business and execute on cross-selling opportunities for home warranties and our on-demand services;
•
our inability to successfully integrate 2-10 HBW into our internal control over financial reporting, which could compromise the integrity of our financial reporting; and
•
greater than anticipated costs related to the integration of 2-10 HBW’s business and operations into ours.

These potential difficulties, some of which are outside of our control, could adversely affect our ability to achieve the anticipated benefits of the acquisition. We cannot guarantee that we will achieve our goals or meet our expectations with respect to the acquisition. The full benefits of the 2-10 HBW Acquisition, including the anticipated financial benefits, synergies and growth opportunities, may not be realized as expected or may not be achieved within the anticipated timeframe, or at all. If our assumptions are inaccurate or we are unable to meet our expectations, our business, financial performance and operating results could be materially and adversely affected. In addition, the market price of our common stock may decline if our assumptions regarding the anticipated benefits of the acquisition are not accurate or we do not achieve the anticipated benefits of the acquisition as rapidly or to the extent anticipated by financial or industry analysts or at all.

Notwithstanding the due diligence investigation that we performed in connection with our entry into the Purchase Agreement, 2-10 HBW may have liabilities, losses, or other exposures for which we do not have adequate insurance coverage, indemnification, or other protection.

While we performed due diligence on 2-10 HBW prior to our entry into the Purchase Agreement, we are dependent on the accuracy and completeness of statements and disclosures made or actions taken by 2-10 HBW and its representatives during due diligence and during our evaluation of the results of such due diligence. We did not control 2-10 HBW and may be unaware of certain activities of 2-10 HBW before the completion of the acquisition, including those related to other litigation claims or disputes, information security vulnerabilities, violations of laws, policies, rules and regulations, commercial disputes, tax liabilities and other known and unknown liabilities.

Following the completion of the 2-10 HBW Acquisition, the liabilities of 2-10 HBW, including contingent liabilities, will be consolidated with the Company’s. If 2-10 HBW’s liabilities are greater than expected, or if 2-10 HBW has obligations of which we are not aware, our business could be materially and adversely affected. We do not have indemnification rights from the prior owners of 2-10 HBW and instead rely on a limited amount of representation and warranty insurance. Such insurance is subject to exclusions, policy limits and certain other customary terms and conditions. 2-10 HBW may also have other unknown liabilities. If we are responsible for liabilities not covered by insurance, we could suffer severe consequences that could have a material adverse effect on our financial condition and results of operations.

In the event that the Purchase Agreement is validly terminated in connection with a failure to receive applicable government regulatory approvals in certain circumstances as described in the Purchase Agreement, we will be required to pay a termination fee of $30 million.

Our ability to consummate the 2-10 HBW Acquisition is subject to various closing conditions, including the expiration or earlier termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (the "HSR Waiting Period") and receipt of certain other specified governmental regulatory approvals (collectively, the “Government Approvals”). Subject to certain exceptions, the Company and 2-10 HBW have agreed to use their respective reasonable best efforts to obtain required Government Approvals. If the Purchase Agreement is validly terminated in connection with a failure to receive applicable Government Approvals in certain circumstances as described in the Purchase Agreement, we will be required to pay 2-10 HBW a termination fee of $30 million dollars. While the HSR Waiting Period expired on July 17, 2024, at 11:59 p.m. Eastern Time, the 2-10 HBW Acquisition remains subject to other Government Approvals.

Completion of the 2-10 HBW Acquisition is subject to conditions, and if these conditions are not satisfied or waived, the acquisition will not be completed.

Each of our and 2-10 HBW’s obligation to complete the acquisition is subject to the satisfaction or waiver of a number of conditions set forth in the Purchase Agreement, which include, among others, the receipt of Government Approvals; the accuracy of the parties’ respective representations and warranties, subject to certain bring-down standards; material performance of the parties’ obligations under the Purchase Agreement; and, with respect to the Company’s obligation to complete the acquisition, the absence of a material adverse effect on 2-10 HBW. The failure to satisfy all of the required conditions in the Purchase Agreement could delay the completion of the acquisition or prevent the acquisition from occurring. Any delay in completing the acquisition could cause us not to realize some or all of the benefits that we expect to achieve even if the acquisition is successfully completed within the expected timeframe. There can be no assurance that the conditions to the closing of the acquisition will be satisfied or waived or that the acquisition will be completed, or as to whether the acquisition will be completed on terms other than those set forth in the Purchase Agreement. Failure to complete the acquisition could adversely impact the price of shares of our common stock.

Financing the 2-10 HBW Acquisition will result in an increase in our indebtedness, which could adversely affect us, including by decreasing our business flexibility and increasing our interest expense.

We intend to finance a portion of the $585 million purchase price and related fees and expenses of the 2-10 HBW Acquisition with $575 million of borrowings under a senior secured incremental term loan facility under our existing Credit Agreement. This increase in our indebtedness may, among other things, reduce our flexibility to respond to changing business and economic conditions or to fund capital expenditures or working capital needs. In addition, the amount of cash required to pay interest on our increased indebtedness, and thus the demands on our cash resources, will materially increase as a result of the indebtedness to finance the acquisition. For further discussion of risks related to our indebtedness, see “Risk Factors—Risks Related to Our Indebtedness” in our 2023 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On September 7, 2021, we announced a three-year repurchase authorization of up to $400 million of outstanding shares of our common stock over the three-year period from September 3, 2021 through September 3, 2024. As of June 30, 2024, we have repurchased a total of 9,843,294 outstanding shares at a cost of $339 million. As of June 30, 2024, we had $61 million remaining available for future repurchases under this program through September 3, 2024. See Liquidity and Capital Resources – Liquidity in Part I, Item 2 of this Quarterly Report on Form 10-Q for more information.

Period	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs (in millions)
Apr. 1, 2024 through Apr. 30, 2024	649,664	$30.79	649,664	$86
May 1, 2024 through May 31, 2024	—	—	—	86
Jun. 1, 2024 through Jun. 30, 2024	710,314	35.20	710,314	61
Total	1,359,978	$33.09	1,359,978	$61

(1)
The average price paid per share is calculated on a trade date basis and excludes associated commissions and taxes.

On July 26, 2024, our Board of Directors approved a new share repurchase authorization of up to $650 million of our common stock over the three-year period from September 4, 2024 through September 4, 2027. Purchases under this new $650 million repurchase program may be made from time to time by the company in the open market at prevailing market prices (including through a Rule 10b5-1 Plan), in privately negotiated transactions, or through any combination of these methods, through September 4, 2027. The actual timing, number, manner and value of any shares repurchased will depend on several factors, including the market price of the company’s stock, general market and economic conditions, the company’s liquidity requirements, applicable legal requirements and other business considerations. The repurchase program does not obligate us to acquire any number of shares in any specific period or at all and may be suspended or discontinued at any time at our discretion.

ITEM 6. EXHIBITS

Exhibit Number	Description
2.1

Share Purchase Agreement, dated June 3, 2024, by and among Frontdoor, Inc., 2-10 HBW Acquisition, L.P., and 2-10 Holdco, Inc. (incorporated by reference to Exhibit 2.1 to Frontdoor’s Current Report on Form 8-K filed on June 4, 2024).

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

FRONTDOOR, INC.

Date: August 1, 2024	By:	/s/ Jessica P. Ross
		Name:	Jessica P. Ross
		Title:	Senior Vice President and Chief Financial Officer (principal financial officer)