Form 10-Q
period 2024-09-30
Frontdoor, Inc.
filed 2024-11-04
CIK 1727263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________________________________________

FORM 10-Q

________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

Yes ☐ No ☒

As of October 31, 2024, there were 75,824,335 shares outstanding of the registrant’s common stock, par value $0.01 per share.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Frontdoor, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(In millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenue	$540	$524	$1,461	$1,414
Cost of services rendered	235	256	655	706
Gross Profit	306	268	806	708
Selling and administrative expenses	154	152	456	439
Depreciation and amortization expense	10	9	28	28
Restructuring charges	3	5	5	6
Interest expense	10	10	29	30
Interest and net investment income	(5)	(4)	(15)	(12)
Income before Income Taxes	134	96	303	217
Provision for income taxes	34	24	77	54
Net Income	$100	$71	$226	$163

Other Comprehensive (Loss) Income, Net of Income Taxes:
Unrealized (loss) gain on derivative instruments, net of income taxes	(4)	—	(3)	2
Total Other Comprehensive (Loss) Income, Net of Income Taxes	(4)	—	(3)	2
Comprehensive Income	$97	$72	$223	$164

Earnings per Share:
Basic	$1.32	$0.89	$2.92	$2.01
Diluted	$1.30	$0.89	$2.90	$2.00

Weighted-average Common Shares Outstanding:
Basic	76.2	80.1	77.4	81.0
Diluted	77.1	80.6	78.0	81.3

See the accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Frontdoor, Inc.

Condensed Consolidated Statements of Financial Position (Unaudited)

(In millions, except share data)

	As of
	September 30,	December 31,
	2024	2023
Assets:
Current Assets:
Cash and cash equivalents	$375	$325
Receivables, less allowance of $5 and $5, respectively	6	6
Prepaid expenses and other current assets	28	32
Contract assets	75	—
Total Current Assets	484	363
Other Assets:
Property and equipment, net	68	60
Goodwill	503	503
Intangible assets, net	141	143
Operating lease right-of-use assets	8	3
Deferred customer acquisition costs	10	12
Other assets	3	5
Total Assets	$1,217	$1,089
Liabilities and Shareholders' Equity:
Current Liabilities:
Accounts payable	$91	$76
Accrued liabilities:
Payroll and related expenses	29	38
Home warranty claims	73	76
Other	42	22
Deferred revenue	89	102
Current portion of long-term debt	17	17
Total Current Liabilities	341	331
Long-Term Debt	565	577
Other Long-Term Liabilities:
Deferred tax liabilities, net	24	25
Operating lease liabilities	21	16
Other long-term liabilities	6	5
Total Other Long-Term Liabilities	50	46
Commitments and Contingencies (Note 9)
Shareholders' Equity:
Common stock, $0.01 par value; 2,000,000,000 shares authorized; 87,193,682 shares issued and 75,782,534 shares outstanding as of September 30, 2024 and 86,553,387 shares issued and 78,378,511 shares outstanding as of December 31, 2023	1	1
Additional paid-in capital	139	117
Retained earnings	522	296
Accumulated other comprehensive income	2	6
Less treasury stock, at cost; 11,411,148 shares as of September 30, 2024 and 8,174,876 shares as of December 31, 2023	(403)	(283)
Total Shareholders' Equity	261	136
Total Liabilities and Shareholders' Equity	$1,217	$1,089

See the accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Frontdoor, Inc.

Condensed Consolidated Statement of Changes in Equity (Unaudited)

(In millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Common Stock:
Balance at beginning of period	$1	$1	$1	$1
Balance at end of period	1	1	1	1
Additional Paid-in Capital:
Balance at beginning of period	127	101	117	90
Stock-based compensation expense	6	8	20	21
Exercise of stock options	6	2	7	3
Taxes paid related to net share settlement of equity awards	—	—	(6)	(4)
Balance at end of period	139	110	139	110
Retained Earnings:
Balance at beginning of period	422	216	296	124
Net income	100	71	226	163
Balance at end of period	522	287	522	287
Accumulated Other Comprehensive Income (Loss):
Balance at beginning of period	6	9	6	8
Other comprehensive (loss) income, net of tax	(4)	—	(3)	2
Balance at end of period	2	10	2	10
Treasury Stock:
Balance at beginning of period	(341)	(196)	(283)	(162)
Repurchase of common stock	(62)	(42)	(120)	(76)
Balance at end of period	(403)	(238)	(403)	(238)
Total Shareholders' Equity	$261	$171	$261	$171

See the accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Frontdoor, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Nine Months Ended
	September 30,
	2024	2023
Cash and Cash Equivalents at Beginning of Period	$325	$292
Cash Flows from Operating Activities:
Net Income	226	163
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization expense	28	28
Deferred income tax benefit	—	(12)
Stock-based compensation expense	20	21
Restructuring charges	5	6
Payments for restructuring charges	(3)	(3)
Other	2	5
Changes in working capital:
Receivables	—	(1)
Prepaid expenses and other current assets	(74)	(70)
Accounts payable	14	7
Deferred revenue	(12)	(22)
Accrued liabilities	(11)	(2)
Current income taxes	18	22
Net Cash Provided from Operating Activities	212	139
Cash Flows from Investing Activities:
Purchases of property and equipment	(31)	(23)
Net Cash Used for Investing Activities	(31)	(23)
Cash Flows from Financing Activities:
Repayments of debt	(13)	(13)
Repurchase of common stock	(120)	(76)
Other financing activities	2	—
Net Cash Used for Financing Activities	(131)	(88)
Cash Increase During the Period	50	28
Cash and Cash Equivalents at End of Period	$375	$320

See the accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Frontdoor, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Description of Business

Frontdoor is the leading provider of home warranties in the United States, as measured by revenue, and operates primarily under the American Home Shield brand. Our customizable home warranties help customers protect and maintain their homes, typically their most valuable asset, from costly and unplanned breakdowns of essential home systems and appliances. Our home warranty customers usually subscribe to an annual service plan agreement that covers the repair or replacement of major components of more than 20 home systems and appliances, including electrical, plumbing, HVAC systems, water heaters, refrigerators, dishwashers and ranges/ovens/cooktops, as well as optional coverages for electronics, pools, spas and pumps. Frontdoor also provides on-demand home services and a one-stop app experience for home repair and maintenance. Enabled by our Streem technology, the Frontdoor app empowers homeowners by connecting them in real time through video chat with qualified experts to diagnose and solve their problems. As of September 30, 2024, we had approximately two million active home warranties across all brands in the United States.

Note 2. Significant Accounting Policies

Our significant accounting policies are described in Note 2 to the audited consolidated financial statements included in our 2023 Form 10-K. There have been no material changes to our significant accounting policies during the nine months ended September 30, 2024.

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

We disaggregate revenue from contracts with customers into major customer acquisition channels. We determined that disaggregating revenue into these categories depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. Revenue by major customer acquisition channel is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2024	2023	2024	2023
Renewals	$422	$406	$1,141	$1,083
Real estate(1)	36	40	99	115
Direct-to-consumer(1)	49	54	135	157
Other	34	24	86	59
Total	$540	$524	$1,461	$1,414

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

Deferred Customer Acquisition Costs

We capitalize the incremental costs of obtaining a contract with a customer and recognize the related expense using the input method in proportion to the costs expected to be incurred in performing services under the contract, over the expected customer relationship period. Deferred customer acquisition costs were $10 million and $12 million as of September 30, 2024 and December 31, 2023, respectively. Amortization of deferred customer acquisition costs was $3 million and $5 million for the three months ended September 30, 2024 and 2023, respectively, and $10 million and $13 million for the nine months ended September 30, 2024 and 2023, respectively. There were no impairment losses related to these capitalized costs during the nine months ended September 30, 2024 and 2023.

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

Contract Assets and Liabilities

Contract assets arise when we recognize revenue for our home warranty contracts prior to a customer being invoiced. These timing differences are created when the recognition of revenue in proportion to the costs expected to be incurred in performing the services under the contract are accelerated as compared to the recognition of revenue on a straight-line basis over the contract period. Contract assets were $75 million as of September 30, 2024.

Our contract liabilities consist of deferred revenue which is recognized when cash payments are received in advance of the performance of services, including when the amounts are refundable. Amounts are recognized as revenue in proportion to the costs expected to be incurred in performing services under our contracts.

A summary of the changes in deferred revenue for the nine months ended September 30, 2024 is as follows:

(In millions)
Balance at December 31, 2023	$102
Deferral of revenue	154
Recognition of deferred revenue	(167)
Balance at September 30, 2024	$89

There was approximately $22 million and $102 million of revenue recognized during the three and nine months ended September 30, 2024 that was included in the deferred revenue balance as of December 31, 2023.

Note 4. Goodwill and Intangible Assets

Goodwill and indefinite-lived intangible assets are not amortized and are subject to assessment for impairment on an annual basis, or more frequently if circumstances indicate a potential impairment. We perform our annual assessment for impairment on October 1 of every year.

The balance of goodwill was $503 million as of September 30, 2024 and December 31, 2023. There were no goodwill impairment charges recorded in the nine months ended September 30, 2024 and 2023.

The following table provides a summary of the components of our intangible assets:

	As of September 30, 2024			As of December 31, 2023
		Accumulated			Accumulated
(In millions)	Gross	Amortization	Net	Gross	Amortization	Net
Trade names(1)	$141	$—	$141	$141	$—	$141
Customer relationships	173	(173)	—	173	(173)	—
Developed technology	19	(18)	—	19	(17)	2
Other	32	(32)	—	32	(32)	—
Total	$365	$(223)	$141	$365	$(221)	$143

(1)
Not subject to amortization.

Amortization expense was $1 million for each of the three months ended September 30, 2024 and 2023 and $2 and $3 million for the nine months ended September 30, 2024 and 2023, respectively. There were no intangible asset impairment charges for the nine months ended September 30, 2024 and 2023.

Note 5. Leases

We have operating leases for our corporate headquarters located in Memphis, Tennessee, a collaboration center located in Scottsdale, Arizona and a technology collaboration center in Pune, India. We also continue to lease certain office space in other geographies which we have either exited or subleased. Our leases have remaining lease terms ranging from four years to 10 years, some of which include options to extend the leases for up to five years.

The weighted-average remaining lease term and weighted-average discount rate related to our operating leases are as follows:

	As of
	September 30,	December 31,
	2024	2023
Weighted-average remaining lease term (years)	9	9
Weighted-average discount rate	6.5%	6.5%

We recognized operating lease expense of less than $1 million and $1 million for the three months ended September 30, 2024 and 2023, respectively, and $1 million and $2 million for the nine months ended September 30, 2024 and 2023, respectively. These expenses are included in selling and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive income.

Supplemental statement of financial position information related to our operating lease liabilities is as follows:

	As of
	September 30,	December 31,
(In millions)	2024	2023
Other accrued liabilities	$2	$2
Operating lease liabilities	21	16
Total operating lease liabilities	$23	$18

Supplemental cash flow information related to our operating leases is as follows:

	Nine Months Ended
	September 30,
(In millions)	2024	2023
Cash paid on operating lease liabilities(1)	$3	$3
Right-of-use assets obtained in exchange for lease obligations	7	—

(1)
Amount is presented net of cash provided from sublease income.

In conjunction with the operating leases of our corporate headquarters located in Memphis, Tennessee, and our collaboration center located in Scottsdale, Arizona, we recognized $2 million in tenant improvement allowances for the nine months ended September 30, 2024, which is a non-cash investing activity.

The following table presents the maturities of our operating lease liabilities as of September 30, 2024:

(In millions)
2024 (remainder)(1)	$1
2025(1)	2
2026(1)	3
2027	4
2028	3
2029	3
Thereafter	13
Total future lease payments(1)	28
Less imputed interest	(7)
Total operating lease liabilities(1)	$21

(1)
Amount is presented net of future sublease income totaling $2 million, which relates to the remainder of the year ending December 31, 2024 and the years ending December 31, 2025 through December 31, 2026.

Note 6. Income Taxes

We are subject to taxation in the United States, various states and foreign jurisdictions. Substantially all of our income before income taxes for the three and nine months ended September 30, 2024 and 2023 was generated in the United States.

We compute interim period income taxes by applying an anticipated annual effective tax rate to our year-to-date income or loss from operations before income taxes, except for significant unusual or infrequently occurring items. As a result, our estimated tax rate is adjusted each quarter. The effective tax rate on income before income taxes was 25.1 percent and 25.3 percent for the three months ended September 30, 2024 and 2023, respectively, and 25.3 percent and 25.1 percent for the nine months ended September 30, 2024 and 2023, respectively.

Note 7. Acquisitions

On June 3, 2024, we entered into the Purchase Agreement to acquire 2-10 HBW for aggregate cash consideration of $585 million, subject to certain customary adjustments based on, among other things, the amount of cash, debt, transaction expenses, working capital and regulatory capital in the business as of the closing of the transaction. 2-10 HBW is a leading provider of new home structural warranty protection plans, which are insurance-backed offerings that provide builders’ coverage for structural failures. 2-10 HBW also provides direct-to-consumer home warranties. The transaction is supported by a fully committed bridge facility under our existing Credit Agreement and cash. Permanent financing is expected to consist of new term loan borrowings. The applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, expired on July 17, 2024, at 11:59 p.m. Eastern Time, and applicable regulators in Florida and the District of Columbia have approved the transaction subject to customary regulatory conditions. The transaction is anticipated to close in the fourth quarter of 2024, subject to additional regulatory approval and other customary closing conditions.

In conjunction with the 2-10 HBW Acquisition, we recognized acquisition-related costs of $3 million and $9 million for the three and nine months ended September 30, 2024, respectively. These charges represent direct third-party costs, including legal, accounting and financial advisory fees. These charges are included in selling and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive income.

Note 8. Restructuring Charges

We incurred restructuring charges of $3 million ($2 million, net of tax) and $5 million ($4 million, net of tax) for the three months ended September 30, 2024 and 2023, respectively, and $5 million ($3 million, net of tax) and $6 million ($5 million, net of tax) for the nine months ended September 30, 2024 and 2023, respectively.

For the three months ended September 30, 2024, restructuring charges include $3 million of severance costs. For the nine months ended September 30, 2024, restructuring charges include $4 million of severance costs and $1 million of expenses related to the exit of certain operating leases.

For the three and nine months ended September 30, 2023, restructuring charges primarily include a $2 million impairment charge related to our Phoenix, Arizona customer service center’s operating lease right-of-use asset and related fixed assets and $2 million of professional fees, with the balance comprised of severance costs. The impairment charge was the result of our decision to exit the leased property.

The pre-tax charges discussed above are reported in “Restructuring charges” in the accompanying consolidated statements of operations and comprehensive income.

As of September 30, 2024, there was $3 million in accrued restructuring charges in the accompanying condensed consolidated statements of financial position. As of December 31, 2023, accrued restructuring charges were less than $1 million.

Note 9. Commitments and Contingencies

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

Note 10. Stock-Based Compensation

We recognized stock-based compensation expense of $6 million ($5 million, net of tax) and $8 million ($7 million, net of tax) for the three months ended September 30, 2024 and 2023, respectively, and $20 million ($17 million, net of tax) and $21 million ($18 million, net of tax) for the nine months ended September 30, 2024 and 2023, respectively. These charges are included in selling and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive income.

A summary of awards granted under the Omnibus Plan during the nine months ended September 30, 2024 is as follows:

		Weighted-	Weighted-	Weighted-
	Number of	Average	Average	Average
	Awards	Exercise	Grant Date	Vesting
	Granted	Price	Fair Value	Period
Stock options	570,349	31.94	14.81	4.0
Restricted stock units	805,321		32.00	3.0
Performance shares(1)	217,527		31.95	3.0

(1)
The information related to performance shares above assumes 100% of the performance condition, which is based on revenue and Adjusted EBITDA targets, is met. The ultimate number of performance shares that may be earned depends on the achievement of this performance condition.

As of September 30, 2024, there was $40 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options, performance options, restricted stock units (“RSUs”) and other performance shares. These costs are expected to be recognized over a weighted-average period of 2.23 years.

Note 11. Long-Term Debt

Long-term debt is summarized in the following table:

	As of
	September 30,	December 31,
(In millions)	2024	2023
Term Loan A maturing in 2026(1)	$217	$226
Term Loan B maturing in 2028(2)	365	367
Revolving Credit Facility maturing in 2026	—	—
Total debt	582	593
Less current portion	(17)	(17)
Total long-term debt	$565	$577

(1)
Term Loan A is presented net of unamortized debt issuance costs of $1 million as of September 30, 2024 and December 31, 2023.
(2)
Term Loan B is presented net of unamortized debt issuance costs of $2 million as of September 30, 2024 and December 31, 2023 and unamortized discount of $1 million as of September 30, 2024 and December 31, 2023.

As of September 30, 2024, we had $2 million of letters of credit outstanding under our $250 million Revolving Credit Facility, and the available borrowing capacity under the Revolving Credit Facility was $248 million. As of September 30, 2024, we were in compliance with the covenants under the Credit Agreement.

Scheduled Debt Payments

The following table presents future scheduled debt payments as of September 30, 2024:

(In millions)
2024 (remainder)	$4
2025	17
2026	205
2027	4
2028	355
Total future scheduled debt payments	585
Less unamortized debt issuance costs	(3)
Less unamortized discount	(1)
Total debt	$582

Note 12. Supplemental Cash Flow Information

Supplemental information relating to our accompanying condensed consolidated statements of cash flows is as follows:

	Nine Months Ended
	September 30,
(In millions)	2024	2023
Cash paid for (received from):
Interest expense	$28	$28
Interest income	(15)	(12)
Income tax payments, net of refunds	59	44

Note 13. Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and the unrealized gains (losses) on our derivative instrument. We disclose comprehensive income (loss) in the accompanying condensed consolidated statements of operations and comprehensive income and condensed consolidated statements of changes in equity.

A summary of the changes in AOCI is as follows:

Balance at December 31, 2023	$6
Other comprehensive income before reclassifications:
Pre-tax amount	2
After-tax amount	2
Amounts reclassified from AOCI (1)	(5)
Total other comprehensive loss	(3)
Balance at September 30, 2024	$2

(1)
Amounts are net of income taxes. See the table below on reclassifications out of AOCI for additional information.

A summary of reclassifications out of AOCI is as follows:

	Nine Months Ended
	September 30,
(In millions)	2024	2023
Gain on interest rate swap contract(1)	$6	$5
Impact of income taxes (2)	(1)	(1)
Total reclassifications during the period	$5	$4

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

The effective portion of the gain or loss on our interest rate swap contract is recorded in AOCI. These amounts are reclassified into earnings in the same period or periods during which the hedged forecasted debt interest settlement affects earnings. See Note 13 to the accompanying condensed consolidated financial statements for the effective portion of the gain or loss on derivative instruments recorded in AOCI and for the amounts reclassified out of AOCI and into earnings during the periods presented. As the underlying forecasted transactions occur during the next 12 months, we estimate the unrealized hedging gain in AOCI expected to be recognized in earnings is $3 million, net of tax, as of September 30, 2024. The amounts ultimately reclassified into earnings during the next 12 months will be determined based on the actual interest rates in effect at the time the positions are settled, and as a result, they could differ materially from our estimate noted above.

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

The period-end carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate their fair values due to the short-term maturities of these financial instruments. As of September 30, 2024 and December 31, 2023, the carrying amounts of our total debt were $582 million and $593 million, respectively, and the estimated fair values were $582 million and $598 million, respectively. The fair value of our debt was estimated based on available market prices for the same or similar instruments that are considered significant other observable inputs (Level 2) within the fair value hierarchy and was based on information available to us as of the respective period end dates.

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

We did not change our valuation techniques for measuring the fair value of any financial assets and liabilities during the nine months ended September 30, 2024. Transfers between hierarchy levels, if any, are recognized at the end of the reporting period. There were no transfers between hierarchy levels during the nine months ended September 30, 2024.

Our interest rate swap contract is currently our only financial instrument remeasured at fair value on a recurring basis. A summary of the carrying value and fair value of this financial instrument is as follows:

		Estimated Fair Value Measurements
		Quoted	Significant
		Prices	Other	Significant
		in Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
(In millions)	Value	(Level 1)	(Level 2)	(Level 3)
As of September 30, 2024:
Prepaid expenses and other current assets	$3	$—	$3	$—
Other assets	—	—	—	—
Total assets	$3	$—	$3	$—

As of December 31, 2023:
Prepaid expenses and other current assets	$5	$—	$5	$—
Other assets	2	—	2	—
Total assets	$7	$—	$7	$—

Note 16. Share Repurchase Program

On July 26, 2024, our Board of Directors approved a new share repurchase authorization of up to $650 million of our common stock over the three-year period from September 4, 2024 through September 4, 2027. Purchases under this new $650 million repurchase program may be made from time to time by the company in the open market at prevailing market prices (including through a Rule 10b5-1 Plan), in privately negotiated transactions, or through any combination of these methods, through September 4, 2027. The actual timing, number, manner and value of any shares repurchased will depend on several factors, including the market price of the company’s stock, general market and economic conditions, the company’s liquidity requirements, applicable legal requirements and other business considerations. The repurchase program does not obligate us to acquire any number of shares in any specific period or at all and may be suspended or discontinued at any time at our discretion. As of September 30, 2024, we have not made any repurchases under this program.

On September 7, 2021, we announced a three-year repurchase authorization of up to $400 million of outstanding shares of our common stock over the three-year period from September 3, 2021 through September 3, 2024. At the time of expiration, we repurchased a total of 11,319,091 outstanding shares at an aggregate cost of $400 million under this program, which is included in treasury stock on the accompanying condensed consolidated statements of financial position.

A summary of repurchases of outstanding shares is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share data)	2024	2023	2024	2023
Number of shares purchased	1,475,797	1,241,213	3,236,272	2,315,072
Average price paid per share(1)	$41.33	$33.23	$36.62	$32.39
Cost of shares purchased(1)	$61	$41	$119	$75

(1)
The average price paid per share and the cost of shares purchased are calculated on a trade date basis and exclude associated commissions and taxes of $1 million and less than $1 million for the three months ended September 30, 2024 and 2023, respectively, and $1 million for each of the nine months ended September 30, 2024 and 2023.

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

A summary of the calculations of our basic and diluted earnings per share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share data)	2024	2023	2024	2023
Net Income	$100	$71	$226	$163
Weighted-average common shares outstanding:	76.2	80.1	77.4	81.0
Effect of dilutive securities:
RSUs(1)	0.8	0.5	0.5	0.3
Stock options(2)	0.2	—	0.1	—
Weighted-average common shares outstanding - assuming dilution:	77.1	80.6	78.0	81.3
Basic earnings per share	$1.32	$0.89	$2.92	$2.01
Diluted earnings per share	$1.30	$0.89	$2.90	$2.00

(1)
RSUs of 2,706 shares and 59,880 shares for the three months ended September 30, 2024 and 2023, respectively, and 461,600 shares and 471,836 shares for the nine months ended September 30, 2024 and 2023, respectively, were not included in the diluted earnings per share calculation because their effect would have been anti-dilutive.
(2)
Stock options to purchase 538,962 shares and 1,338,410 shares for the three months ended September 30, 2024 and 2023, respectively, and 1,015,848 shares and 1,279,130 shares for the nine months ended September 30, 2024 and 2023, respectively, were not included in the diluted earnings per share calculation because their effect would have been anti-dilutive. There were no anti-dilutive performance options in the three months ended September 30, 2024. Performance options to purchase 710,323 shares for the three months ended September 30, 2023, and 191,438 shares and 605,483 shares for the nine months ended September 30, 2024 and 2023, respectively, were not included in the diluted earnings per share calculation because their effect would have been anti-dilutive.

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

Overview

Frontdoor is the leading provider of home warranties in the United States, as measured by revenue, and operates primarily under the American Home Shield brand. Our customizable home warranties help customers protect and maintain their homes, typically their most valuable asset, from costly and unplanned breakdowns of essential home systems and appliances. Our home warranty customers usually subscribe to an annual service plan agreement that covers the repair or replacement of major components of more than 20 home systems and appliances, including electrical, plumbing, HVAC systems, water heaters, refrigerators, dishwashers and ranges/ovens/cooktops, as well as optional coverages for electronics, pools, spas and pumps. Frontdoor also provides on-demand home services and a one-stop app experience for home repair and maintenance. Enabled by our Streem technology, the Frontdoor app empowers homeowners by connecting them in real time through video chat with qualified experts to diagnose and solve their problems. As of September 30, 2024, we had approximately two million active home warranties across all brands in the United States.

For the three months ended September 30, 2024 and 2023, we generated revenue, net income and Adjusted EBITDA of $540 million, $100 million and $165 million, respectively, and $524 million, $71 million and $128 million, respectively. For the nine months ended September 30, 2024 and 2023, we generated revenue, net income and Adjusted EBITDA of $1,461 million, $226 million and $394 million, respectively, and $1,414 million, $163 million and $302 million, respectively. For a reconciliation of Adjusted EBITDA to net income, see “—Results of Operations—Adjusted EBITDA.”

For the nine months ended September 30, 2024, our total operating revenue included 78 percent of revenue derived from existing customer renewals, while seven percent and nine percent were derived from new home warranty sales made in conjunction with existing home real estate transactions and direct-to-consumer sales, respectively, and six percent was derived from other revenue channels. For the nine months ended September 30, 2023, our total operating revenue included 77 percent of revenue derived from existing customer renewals, while eight percent and 11 percent were derived from new home service plan sales made in conjunction with existing home real estate transactions and direct-to-consumer sales, respectively, and four percent was derived from other revenue channels.

Acquisition of 2-10 HBW

On June 3, 2024, we entered into the Purchase Agreement to acquire 2-10 HBW for aggregate cash consideration of $585 million, subject to certain customary adjustments based on, among other things, the amount of cash, debt, transaction expenses, working capital and regulatory capital in the business as of the closing of the transaction. 2-10 HBW is a leading provider of new home structural warranty protection plans, which are insurance-backed offerings that provide builders’ coverage for structural failures. 2-10 HBW also provides direct-to-consumer home warranties. The transaction is supported by a fully committed bridge facility under our existing Credit Agreement and cash. Permanent financing is expected to consist of new term loan borrowings. The applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, expired on July 17, 2024, at 11:59 p.m. Eastern Time, and applicable regulators in Florida and the District of Columbia have approved the transaction subject to customary regulatory conditions. The transaction is anticipated to close in the fourth quarter of 2024, subject to additional regulatory approval and other customary closing conditions.

Key Factors and Trends Affecting Our Results of Operations

Macroeconomic Conditions

Current macroeconomic conditions, including inflation, high interest rates, the challenging real estate market, and ongoing global geopolitical issues, may affect existing home sales, consumer sentiment or labor availability. These conditions may reduce demand for our services, increase our costs or otherwise adversely impact our business. While these macroeconomic conditions generally impact the United States as a whole, we believe our nationwide presence limits the impact on us of unfavorable economic conditions in any particular region of the United States.

During the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, our financial condition and results of operations continued to be adversely impacted by the following:

•
Challenging real estate market conditions, driven by a decline in the number of home resale transactions, primarily resulting from high interest rates combined with low home inventory levels, continue to constrain demand for home warranties.
•
Consumer sentiment remains mixed as a result of a broad range of current macroeconomic conditions, including pressure on consumer prices and high interest rates. We believe this environment continues to impact demand for home warranties.
•
Our labor, parts and equipment costs continue to be impacted by inflation.

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

Effect of Weather Conditions

The demand for our services, and our results of operations, are affected by weather conditions. Extreme temperatures, typically in the winter and summer months, can lead to an increase in service requests related to home systems, particularly HVAC systems, resulting in higher costs and lower profitability, while mild temperatures in the winter or summer months can lead to lower home systems claim frequency, resulting in lower costs and higher profitability. For example, favorable weather trends in the third quarter of 2024 as compared to the third quarter of 2023 resulted in a lower number of service requests per customer in the HVAC trade, which favorably impacted contract claims costs.

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

Acquisition Activity

We anticipate that the highly fragmented nature of the home warranty category will continue to create strategic opportunities for acquisitions. Historically, we have used acquisitions to cost-effectively grow our customer base in high-growth geographies, and we intend to continue to do so. We have also used acquisitions to enhance our technological capabilities and geographic presence. We may also explore opportunities to make strategic acquisitions that will expand our service offering in the broader home services industry. For example, on June 3, 2024, we entered into the Purchase Agreement to acquire 2-10 HBW, a leading provider of new home structural warranty protection plans. See “—Acquisition of 2-10 HBW” for additional information related to the pending acquisition.

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

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2023 Form 10-K. There have been no material changes to our critical accounting policies for the nine months ended September 30, 2024.

Results of Operations

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

				% of Revenue
	Three Months Ended		Increase	Three Months Ended
	September 30,		(Decrease)	September 30,
(In millions)	2024	2023	%	2024	2023
Revenue	$540	$524	3%	100%	100%
Cost of services rendered	235	256	(8)	43	49
Gross Profit	306	268	14	57	51
Selling and administrative expenses	154	152	1	29	29
Depreciation and amortization expense	10	9	4	2	2
Restructuring charges	3	5	(33)	1	1
Interest expense	10	10	(4)	2	2
Interest and net investment income	(5)	(4)	14	(1)	(1)
Income before Income Taxes	134	96	40	25	18
Provision for income taxes	34	24	39	6	5
Net Income	$100	$71	40%	19%	14%

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

				% of Revenue
	Nine Months Ended		Increase	Nine Months Ended
	September 30,		(Decrease)	September 30,
(In millions)	2024	2023	%	2024	2023
Revenue	$1,461	$1,414	3%	100%	100%
Cost of services rendered	655	706	(7)	45	50
Gross Profit	806	708	14	55	50
Selling and administrative expenses	456	439	4	31	31
Depreciation and amortization expense	28	28	—	2	2
Restructuring charges	5	6	(28)	—	—
Interest expense	29	30	(2)	2	2
Interest and net investment income	(15)	(12)	22	(1)	(1)
Income before Income Taxes	303	217	39	21	15
Provision for income taxes	77	54	41	5	4
Net Income	$226	$163	39%	15%	12%

Revenue

We reported revenue of $540 million and $524 million for the three months ended September 30, 2024 and 2023, respectively, and $1,461 million and $1,414 million for the nine months ended September 30, 2024 and 2023, respectively. The following tables provide a summary of our revenue by major customer acquisition channel:

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

	Three Months Ended
	September 30,		Increase (Decrease)
(In millions)	2024	2023	$	%
Renewals	$422	$406	$16	4%
Real estate(1)	36	40	(4)	(10)
Direct-to-consumer(1)	49	54	(5)	(10)
Other	34	24	10	41
Total	$540	$524	$16	3%

(1)
First-year revenue only.

Revenue increased three percent for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase in renewal revenue reflects improved price realization resulting from our prior pricing actions, offset, in part, by a decline in the number of renewed home warranties. The decreases in real estate revenue and direct-to-consumer revenue primarily reflect a decline in the number of home warranties driven by the challenging real estate market and the impact of inflation on consumer sentiment. The increase in other revenue was driven by growth in on-demand home services, primarily new HVAC sales.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

	Nine Months Ended
	September 30,		Increase (Decrease)
(In millions)	2024	2023	$	%
Renewals	$1,141	$1,083	$58	5%
Real estate(1)	99	115	(16)	(14)
Direct-to-consumer(1)	135	157	(22)	(14)
Other	86	59	26	45
Total	$1,461	$1,414	$47	3%

(1)
First-year revenue only.

Revenue increased three percent for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase in renewal revenue reflects improved price realization resulting from our prior pricing actions, offset, in part, by a decline in the number of renewed home warranties. The decreases in real estate revenue and direct-to-consumer revenue primarily reflect a decline in the number of home warranties driven by the challenging real estate market and the impact of inflation on consumer sentiment. The increase in other revenue was driven by growth in on-demand home services, primarily new HVAC sales.

The following table provides a summary of the number of home warranties, reduction in number of home warranties and customer retention rate:

	As of
	September 30,
(In millions)	2024	2023
Number of home warranties	1.95	2.04
Reduction in number of home warranties	(4)%	(6)%
Customer retention rate	77.7%	76.2%

The reduction in the number of home warranties as of September 30, 2024 was primarily driven by the challenging real estate market and the impact of inflation on consumer sentiment.

Cost of Services Rendered

We reported cost of services rendered of $235 million and $256 million for the three months ended September 30, 2024 and 2023, respectively, and $655 million and $706 million for the nine months ended September 30, 2024 and 2023, respectively. The following tables provide a summary of the changes in cost of services rendered:

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

(In millions)
Three Months Ended September 30, 2023	$256
Impact of change in revenue	—
Contract claims costs	(21)
Other	(1)
Three Months Ended September 30, 2024	$235

The decrease in contract claims costs primarily reflects a lower number of service requests per customer, which was primarily driven by a favorable weather impact of $14 million, as milder weather drove a lower number of service requests in the HVAC trade. The decrease also included the impact of higher trade service fees, which favorably impacted the net cost per service request, and continued process improvements, specifically relating to better cost management across our contractor network. The decrease was offset, in part, by ongoing inflationary cost pressures. Additionally, contract claims costs reflects a $3 million favorable adjustment related to the development of prior period claims, compared to a $9 million favorable adjustment in the third quarter of 2023.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

(In millions)
Nine Months Ended September 30, 2023	$706
Impact of change in revenue	(1)
Contract claims costs	(48)
Other	(2)
Nine Months Ended September 30, 2024	$655

The decrease in contract claims costs primarily reflects the impact of higher trade service fees, which drove a lower number of service requests per customer and a lower net cost per service request, a favorable weather impact of $10 million, as milder weather drove a lower number of service requests in the HVAC trade, and continued process improvement initiatives, specifically relating to better cost management across our contractor network. The decrease was offset, in part, by ongoing inflationary cost pressures. Additionally, contract claims costs reflects a $4 million favorable adjustment related to the development of prior period claims, compared to a $9 million favorable adjustment in the first nine months of 2023.

Selling and Administrative Expenses

We reported selling and administrative expenses of $154 million and $152 million for the three months ended September 30, 2024 and 2023, respectively, and $456 million and $439 million for the nine months ended September 30, 2024 and 2023, respectively. The following table provides a summary of the components of selling and administrative expenses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2024	2023	2024	2023
Sales and marketing costs	$80	$81	$231	$228
Customer service costs	27	27	79	80
General and administrative costs	48	44	147	131
Total	$154	$152	$456	$439

The following tables provide a summary of the changes in selling and administrative expenses:

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

(In millions)
Three Months Ended September 30, 2023	$152
Sales and marketing costs	(1)
Stock-based compensation expense	(2)
Acquisition-related costs	3
Other general and administrative costs	3
Three Months Ended September 30, 2024	$154

Acquisition-related costs are related to the 2-10 HBW Acquisition and represent direct third-party costs, including legal, accounting and financial advisory fees. Other general and administrative costs increased primarily due to increased professional fees and personnel costs.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

(In millions)
Nine Months Ended September 30, 2023	$439
Sales and marketing costs	3
Customer service costs	(2)
Acquisition-related costs	9
Other general and administrative costs	7
Nine Months Ended September 30, 2024	$456

Sales and marketing costs increased primarily due to our investment in marketing associated with our direct-to-consumer channel, offset, in part by, a reduction in costs driven by sales optimization efforts. Acquisition-related costs are related to the 2-10 HBW Acquisition and represent direct third-party costs, including legal, accounting and financial advisory fees. Other general and administrative costs increased primarily due to increased personnel costs.

Depreciation and Amortization Expense

Depreciation expense was $9 million and $8 million for the three months ended September 30, 2024 and 2023, respectively, and $26 million and $24 million for the nine months ended September 30, 2024 and 2023, respectively. Amortization expense was $1 million for each of the three months ended September 30, 2024 and 2023 and $2 million and $3 million for the nine months ended September 30, 2024 and 2023, respectively.

Restructuring Charges

We had restructuring charges of $3 million and $5 million during the three months ended September 30, 2024 and 2023, respectively, and $5 million and $6 million for the nine months ended September 30, 2024 and 2023, respectively.

For the three months ended September 30, 2024, restructuring charges include $3 million of severance costs. For the nine months ended September 30, 2024, restructuring charges include $4 million of severance costs and $1 million of expenses related to the exit of certain operating leases.

For the three and nine months ended September 30, 2023, restructuring charges primarily include a $2 million impairment charge related to our Phoenix, Arizona customer service center’s operating lease right-of-use asset and the related fixed assets and $2 million of professional fees, with the balance comprised of severance costs. The impairment charge was the result of our decision to exit the leased property.

Interest Expense

Interest expense was $10 million for each of the three months ended September 30, 2024 and 2023 and $29 million and $30 million for the nine months ended September 30, 2024 and 2023, respectively.

Interest and Net Investment Income

Interest and net investment income was $5 million and $4 million for the three months ended September 30, 2024 and 2023, respectively, and $15 million and $12 million for the nine months ended September 30, 2024 and 2023, respectively. The increases were driven by higher interest rates on our cash and cash equivalent balances.

Provision for Income Taxes

The effective tax rate on income before income taxes was 25.1 percent and 25.3 percent for the three months ended September 30, 2024 and 2023, respectively, and 25.3 percent and 25.1 percent for the nine months ended September 30, 2024 and 2023, respectively.

Net Income

Net income was $100 million and $71 million for the three months ended September 30, 2024 and 2023, respectively, and $226 million and $163 million for the nine months ended September 30, 2024 and 2023, respectively. The increases were driven by the operating results discussed throughout “—Results of Operations” above.

Adjusted EBITDA

Adjusted EBITDA was $165 million and $128 million for the three months ended September 30, 2024 and 2023, respectively, and $394 million and $302 million for the nine months ended September 30, 2024 and 2023, respectively.

The following tables provide a summary of the changes in our Adjusted EBITDA:

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

(In millions)
Three Months Ended September 30, 2023	$128
Impact of change in revenue	17
Contract claims costs	21
Sales and marketing costs	1
General and administrative costs	(3)
Interest and net investment income	1
Other	1
Three Months Ended September 30, 2024	$165

The impact of change in revenue is primarily driven by improved price realization, offset, in part, by the reduction in number of home warranties.

The decrease in contract claims costs primarily reflects a lower number of service requests per customer, which was primarily driven by a favorable weather impact of $14 million, as milder weather drove a lower number of service requests in the HVAC trade. The decrease also included the impact of higher trade service fees, which favorably impacted the net cost per service request, and continued process improvements, specifically relating to better cost management across our contractor network. The decrease was offset, in part, by ongoing inflationary cost pressures. Additionally, contract claims costs reflects a $3 million favorable adjustment related to the development of prior period claims, compared to a $9 million favorable adjustment in the third quarter of 2023.

Other general and administrative costs increased primarily due to increased professional fees and personnel costs.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

(In millions)
Nine Months Ended September 30, 2023	$302
Impact of change in revenue	48
Contract claims costs	48
Sales and marketing costs	(3)
Customer service costs	2
General and administrative costs	(7)
Interest and net investment income	3
Other	2
Nine Months Ended September 30, 2024	$394

The impact of change in revenue is primarily driven by improved price realization, offset, in part, by the reduction in number of home warranties.

The decrease in contract claims costs primarily reflects the impact of higher trade service fees, which drove a lower number of service requests per customer and a lower net cost per service request, a favorable weather impact of $10 million, as milder weather drove a lower number of service requests in the HVAC trade, and continued process improvement initiatives, specifically relating to better cost management across our contractor network. The decrease was offset, in part, by ongoing inflationary cost pressures. Additionally, contract claims costs reflects a $4 million favorable adjustment related to the development of prior period claims, compared to a $9 million favorable adjustment in the first nine months of 2023.

Sales and marketing costs increased primarily due to our investment in marketing associated with our direct-to-consumer channel, offset, in part by, a reduction in costs driven by sales optimization efforts. Other general and administrative costs increased primarily due to increased personnel costs.

A reconciliation of Net Income to Adjusted EBITDA is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2024	2023	2024	2023
Net Income	$100	$71	$226	$163
Depreciation and amortization expense	10	9	28	28
Restructuring charges(1)	3	5	5	6
Acquisition-related costs(1)	3	—	9	—
Provision for income taxes	34	24	77	54
Non-cash stock-based compensation expense(2)	6	8	20	21
Interest expense	10	10	29	30
Adjusted EBITDA	$165	$128	$394	$302

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

Liquidity and Capital Resources

Liquidity

A substantial portion of our liquidity needs are due to debt service requirements on our indebtedness. The Credit Agreement contains covenants that limit or restrict our ability, including the ability of certain of our subsidiaries, to incur additional indebtedness, repurchase debt, incur liens, sell assets, make certain payments (including dividends) and enter into transactions with affiliates. As of September 30, 2024, we were in compliance with the covenants under the Credit Agreement. We do not believe current macroeconomic conditions will affect our ongoing ability to meet our debt covenants.

Cash and cash equivalents totaled $375 million and $325 million as of September 30, 2024 and December 31, 2023, respectively. Our cash and cash equivalents include balances associated with regulatory requirements in our business. See “—Limitations on Distributions and Dividends by Subsidiaries.” As of September 30, 2024 and December 31, 2023, the total net assets subject to these third-party restrictions were $161 million and $157 million, respectively. As of September 30, 2024, there was $2 million of letters of credit outstanding under our $250 million Revolving Credit Facility, and the available borrowing capacity under the Revolving Credit Facility was $248 million. The letters of credit are posted in lieu of cash to satisfy regulatory requirements in certain states in which we operate. We currently believe that cash generated from operations, our cash on hand, cash available from our committed financing arrangements and available borrowing capacity under the Revolving Credit Facility as of September 30, 2024 will provide us with sufficient liquidity to meet our obligations in the short- and long-term, including the 2-10 HBW Acquisition.

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

We may, from time to time, issue new debt, repurchase or otherwise retire or extend our debt and/or take other steps to reduce our debt or otherwise improve our financial position, gross and net leverage, results of operations or cash flows. These actions may include new debt issuance, open market debt repurchases, negotiated repurchases, other retirements of outstanding debt and/or opportunistic refinancing of debt. The amount of debt that may be issued, repurchased or otherwise retired or refinanced, if any, and the price of such issuances, repurchases, retirements or refinancings will depend on market conditions, trading levels of our debt, our cash position, compliance with debt covenants and other considerations.

Acquisition of 2-10 HBW

On June 3, 2024, we entered into the Purchase Agreement to acquire 2-10 HBW for aggregate cash consideration of $585 million, subject to certain customary adjustments based on, among other things, the amount of cash, debt, transaction expenses, working capital and regulatory capital in the business as of the closing of the transaction. 2-10 HBW is a leading provider of new home structural warranty protection plans, which are insurance-backed offerings that provide builders’ coverage for structural failures. 2-10 HBW also provides direct-to-consumer home warranties. The transaction is supported by a fully committed bridge facility under our existing Credit Agreement and cash. Permanent financing is expected to consist of new term loan borrowings. The applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, expired on July 17, 2024, at 11:59 p.m. Eastern Time, and applicable regulators in Florida and the District of Columbia have approved the transaction subject to customary regulatory conditions. The transaction is anticipated to close in the fourth quarter of 2024, subject to additional regulatory approval and other customary closing conditions.

Share Repurchase Program

On July 26, 2024, our Board of Directors approved a new share repurchase authorization of up to $650 million of our common stock over the three-year period from September 4, 2024 through September 4, 2027. Purchases under this new $650 million repurchase program may be made from time to time by the company in the open market at prevailing market prices (including through a Rule 10b5-1 Plan), in privately negotiated transactions, or through any combination of these methods, through September 4, 2027. The actual timing, number, manner and value of any shares repurchased will depend on several factors, including the market price of the company’s stock, general market and economic conditions, the company’s liquidity requirements, applicable legal requirements and other business considerations. The repurchase program does not obligate us to acquire any number of shares in any specific period or at all and may be suspended or discontinued at any time at our discretion. As of September 30, 2024, we have not made any repurchases under this program. We expect to fund share repurchases from net cash provided from operating activities.

On September 7, 2021, we announced a three-year repurchase authorization of up to $400 million of outstanding shares of our common stock over the three-year period from September 3, 2021 through September 3, 2024. At the time of expiration, we repurchased a total of 11,319,091 outstanding shares at an aggregate cost of $400 million under this program, which is included in treasury stock on the condensed consolidated statements of financial position included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows included in Part I, Item 1 of this Quarterly Report on Form 10-Q are summarized in the following table:

	Nine Months Ended
	September 30,
(In millions)	2024	2023
Net cash provided from (used for):
Operating activities	$212	$139
Investing activities	(31)	(23)
Financing activities	(131)	(88)
Cash increase during the period	$50	$28

Operating Activities

Net cash provided from operating activities was $212 million and $139 million for the nine months ended September 30, 2024 and 2023, respectively.

Net cash provided from operating activities for the nine months ended September 30, 2024 comprised $281 million in earnings adjusted for non-cash charges, offset, in part, by $66 million in cash used for working capital and $3 million in payments for restructuring charges. Cash used for working capital was primarily driven by seasonality, payments of accrued bonuses and a decline in the number of first-year real estate home warranties, which are typically paid for upfront at the time of closing on the home sale.

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

Investing Activities

Net cash used for investing activities was $31 million and $23 million for the nine months ended September 30, 2024 and 2023, respectively.

Capital expenditures were $31 million and $23 million for nine months ended September 30, 2024 and 2023, respectively, and included recurring capital needs and technology projects. We expect capital expenditures for the full year 2024 relating to committed, recurring capital needs and the continuation of investments in information systems and productivity enhancing technology to be approximately $40 million. Other than the pending acquisition of 2-10 HBW, we have no additional material capital commitments at this time.

Financing Activities

Net cash used for financing activities was $131 million and $88 million for the nine months ended September 30, 2024 and 2023, respectively.

For the nine months ended September 30, 2024, we made scheduled principal payments of debt of $13 million and purchased outstanding shares of our common stock at an aggregate cost of $120 million. Repurchases of common stock included associated commissions and taxes of $1 million.

For the nine months ended September 30, 2023, we made scheduled principal payments of debt of $13 million and purchased outstanding shares at an aggregate cost of $76 million.

Free Cash Flow

The following table reconciles net cash provided from operating activities, which we consider to be the most directly comparable U.S. GAAP measure, to Free Cash Flow using data derived from the condensed consolidated statements of cash flows in Part 1, Item 1 of this Quarterly Report on Form 10-Q:

	Nine Months Ended
	September 30,
(In millions)	2024	2023
Net cash provided from operating activities	$212	$139
Property additions	(31)	(23)
Free Cash Flow	$181	$116

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

Financial Position

A summary of the significant changes in our financial position from December 31, 2023 to September 30, 2024 is as follows:

•
Cash and cash equivalents increased during the nine months ended September 30, 2024, reflecting cash provided from operating activities, offset, in part, by capital expenditures, scheduled principal payments of debt and purchases of outstanding shares.
•
Contract assets increased during the nine months ended September 30, 2024, reflecting the recognition of monthly-pay customer revenue on an other-than-straight-line basis to match the timing of cost recognition.
•
Accounts payable increased during the nine months ended September 30, 2024, reflecting the timing of trade payables driven by seasonality.
•
Accrued liabilities—Other increased during the nine months ended September 30, 2024, reflecting an increase in federal income tax payable.
•
Deferred revenue decreased during the nine months ended September 30, 2024, reflecting recognition of revenue on an other-than-straight-line basis to match the timing of cost recognition and a decline in the number of first-year real estate home service plans, which are typically paid for upfront at the time of closing on the home sale.
•
Long-term debt decreased during the nine months ended September 30, 2024, reflecting scheduled debt payments.
•
Total shareholders’ equity was $261 million as of September 30, 2024 compared to $136 million as of December 31, 2023. The increase was primarily driven by net income, offset, in part, by repurchases of our common stock. See the condensed consolidated statements of changes in equity (deficit) included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated (pursuant to Rule 13a-15(b) of the Exchange Act) the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 30, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2024.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting, as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information required with respect to this Part II, Item 1 can be found under Note 9 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

For information regarding factors that could affect our business, financial condition or results of operations, see the risk factors discussed in Part I, Item 1A. “Risk Factors” in our 2023 Form 10-K. Other than the following risks related to the 2-10 HBW Acquisition, there have been no material changes to the risk factors disclosed in our 2023 Form 10-K during the nine months ended September 30, 2024. The risks described below and in our 2023 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial could also materially and adversely affect our business, financial condition or results of operations.

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

Our ability to consummate the 2-10 HBW Acquisition is subject to various closing conditions, including the expiration or earlier termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (the "HSR Waiting Period") and receipt of certain other specified governmental regulatory approvals (collectively, the “Government Approvals”). Subject to certain exceptions, the Company and 2-10 HBW have agreed to use their respective reasonable best efforts to obtain required Government Approvals. If the Purchase Agreement is validly terminated in connection with a failure to receive applicable Government Approvals in certain circumstances as described in the Purchase Agreement, we will be required to pay 2-10 HBW a termination fee of $30 million dollars. While the HSR Waiting Period expired on July 17, 2024, at 11:59 p.m. Eastern Time and applicable regulators in Florida and the District of Columbia have approved the transaction subject to customary regulatory conditions, the 2-10 HBW Acquisition remains subject to other Government Approvals.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On July 26, 2024, our Board of Directors approved a new share repurchase authorization of up to $650 million of our common stock over the three-year period from September 4, 2024 through September 4, 2027. Purchases under this new $650 million repurchase program may be made from time to time by the company in the open market at prevailing market prices (including through a Rule 10b5-1 Plan), in privately negotiated transactions, or through any combination of these methods, through September 4, 2027. The actual timing, number, manner and value of any shares repurchased will depend on several factors, including the market price of the company’s stock, general market and economic conditions, the company’s liquidity requirements, applicable legal requirements and other business considerations. The repurchase program does not obligate us to acquire any number of shares in any specific period or at all and may be suspended or discontinued at any time at our discretion. As of September 30, 2024, we have not made any repurchases under this program.

On September 7, 2021, we announced a three-year repurchase authorization of up to $400 million of outstanding shares of our common stock over the three-year period from September 3, 2021 through September 3, 2024. At the time of expiration, we repurchased a total of 11,319,091 outstanding shares at an aggregate cost of $400 million under this program.

Period	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs (in millions)(2)
Jul. 1, 2024 through Jul. 31, 2024	693,021	$36.07	693,021	$36
Aug. 1, 2024 through Aug. 31, 2024	782,776	45.99	782,776	—
Sep. 1, 2024 through Sep. 30, 2024	—	—	—	650
Total	1,475,797	$—	1,475,797	$650

(1)
The average price paid per share is calculated on a trade date basis and excludes associated commissions and taxes.
(2)
As noted above, the prior share repurchase authorization was authorized through September 3, 2024, and a new share repurchase authorization was effective September 4, 2024.

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

FRONTDOOR, INC.

Date: November 4, 2024	By:	/s/ Jessica P. Ross
		Name:	Jessica P. Ross
		Title:	Senior Vice President and Chief Financial Officer (principal financial officer)