Form 10-K
period 2024-12-31
Frontdoor, Inc.
filed 2025-02-27
CIK 1727263

.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 30, 2024, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the closing price, was approximately $2.6 billion.

As of February 20, 2025, there were 74,745,629 shares outstanding of the registrant’s common stock, par value $0.01 per share.

Documents incorporated by reference:

Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2025 annual meeting of stockholders (the “Proxy Statement”) are incorporated by reference into Part III hereof. Such Proxy Statement will be filed within 120 days of the registrant’s fiscal year ended December 31, 2024.

GLOSSARY OF TERMS AND SELECTED ABBREVIATIONS

In order to aid the reader, we have included certain defined terms and abbreviations used throughout this Annual Report on Form 10-K as set forth in the table below.

Term/Abbreviation	Definition
2-10 HBW	2-10 Holdco, Inc. and its subsidiaries
2-10 HBW Acquisition	Acquisition by Frontdoor, Inc. of all of the issued and outstanding common stock of 2-10 HBW completed on December 19, 2024
Amended Credit Facilities	Credit facilities, which became effective December 19, 2024, upon the execution of the second amendment to the Credit Agreement
AOCI	Accumulated other comprehensive income or loss
ASC	FASB Accounting Standards Codification
ASU	FASB Accounting Standards Update
Code	Internal Revenue Code of 1986, as amended
Credit Agreement

The agreement governing the Amended Credit Facilities, as amended effective on December 19, 2024, by and among the company, certain of our subsidiaries, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent

Credit Facilities	The Term Loan Facilities together with the Revolving Credit Facility
ESPP	Frontdoor, Inc. 2019 Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	U.S. Financial Accounting Standards Board
Home Warranty

A home service contract, sometimes called a residential service contract, home warranty, home service plan or home protection contract, provides for the repair and/or replacement of certain home systems and appliances for breakdowns that occur as a result of normal wear and tear

HVAC	Heating, ventilation and air conditioning
IRS	U.S. Internal Revenue Service
LIBOR	London Inter-bank Offered Rate
NASDAQ	Nasdaq Global Select Market
Omnibus Plan	Frontdoor, Inc. 2018 Omnibus Incentive Plan
Parent Company	Frontdoor, Inc.
Prior Revolving Credit Facility	$250 million revolving credit facility, which became effective on June 17, 2021 and was extinguished on December 19, 2024
Prior Term Loan Facilities	$650 million senior secured term loan facilities, which became effective on June 17, 2021 and were extinguished on December 19, 2024
Prior Term Loan A	$260 million term loan A facility, which became effective on June 17, 2021 and was extinguished on December 19, 2024
Prior Term Loan B	$380 million term loan B facility, which became effective on June 17, 2021 and was extinguished on December 19, 2024
Purchase Agreement

Share Purchase Agreement dated June 3, 2024, by and among Frontdoor, Inc., 2-10 HBW Acquisition, L.P. and 2-10 HBW, pursuant to which Frontdoor acquired all of the issued and outstanding stock of 2-10 HBW

Revolving Credit Facility	$250 million revolving credit facility, as amended effective on December 19, 2024
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SOFR	Secured Overnight Financing Rate
Streem	Streem, LLC, our technology platform that uses augmented reality, computer vision and machine learning to provide services
Term Loan A	$418 million term loan A facility, which became effective on December 19, 2024
Term Loan B	$800 million term loan B facility, which became effective on December 19, 2024
Term Loan Facilities	The Term Loan A together with the Term Loan B
U.S. or United States	United States of America
U.S. GAAP	Accounting principles generally accepted in the United States of America

In this Annual Report on Form 10-K, unless the context indicates otherwise, references to “Frontdoor,” “we,” “our,” “us,” and the “company” refer to Frontdoor, Inc. and all of its subsidiaries. Frontdoor is a Delaware corporation with its principal executive offices in Memphis, Tennessee.

We hold various service marks, trademarks and trade names, such as Frontdoor®, American Home Shield®, HSA™, OneGuard®, Landmark Home Warranty®, Streem®, 2-10 HBW®, and related logos and designs. Solely for convenience, the service marks, trademarks and trade names referred to in this Annual Report on Form 10-K are presented without the SM, ®, and TM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensors to these service marks, trademarks and trade names. All service marks, trademarks and trade names appearing in this Annual Report on Form 10-K are the property of their respective owners.

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

SUMMARY OF MATERIAL RISKS

Factors, risks, trends and uncertainties that make an investment in us speculative or risky and that could cause actual results or events to differ materially from those anticipated in our forward-looking statements include the matters described under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report in addition to the following other factors, risks, trends and uncertainties:

•
changes in macroeconomic conditions, including inflation, tariffs and global supply chain challenges and changing interest rates, especially as they may affect existing or new home sales, consumer confidence, labor availability or our costs;
•
our ability to successfully implement our business strategies;
•
the ability of our marketing efforts to be successful and cost-effective;
•
our dependence on our first-year direct-to-consumer and real estate acquisition channels and our renewal channel;
•
changes in the source and intensity of competition in our market;
•
our ability to attract, retain and maintain positive relations with third-party contractors and vendors;
•
increases in parts, appliance and home system prices, and other operating costs;
•
changes in U.S. tariffs or import/export regulations;
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
•
weather, including adverse conditions, Acts of God and seasonality, along with related regulations;
•
our ability to underwrite risks accurately and to charge adequate prices to builder members, as well as our ability to effectively re-insure a large portion of those risks;
•
the availability of reinsurance to manage a substantial portion of our potential loss exposure for our new home structural warranty business;
•
evolving corporate governance and disclosure regulations and expectations;

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
•
risks related to the 2-10 HBW Acquisition, including the risk that the 2-10 HBW Acquisition may not achieve its intended results;
•
any liabilities, losses, or other exposures for which we do not have adequate insurance coverage, indemnification, or other protection;
•
increase in our indebtedness as a result of financing the 2-10 HBW Acquisition;
•
a return on investment in our common stock is dependent on appreciation in the price;
•
inclusion in our certificate of incorporation a forum selection clause that could discourage an acquisition of our company or litigation against us and our directors and officers;
•
the effects of our significant indebtedness, our ability to incur additional debt and the limitations contained in the agreements governing such indebtedness;
•
increases in interest rates increasing the cost of servicing our indebtedness and counterparty credit risk due to instruments designed to minimize exposure to market risks;
•
increased borrowing costs due to lowering or withdrawal of the credit ratings, outlook or watch assigned to us or our Credit Facilities;
•
our ability to generate the significant amount of cash needed to fund our operations and service our debt obligations; and
•
other factors described in this report and from time to time in documents that we file with the SEC.

PART I

ITEM 1. BUSINESS

Overview

Frontdoor is the leading provider of home warranties and new home structural warranties in the United States, as measured by revenue, and operates primarily under the American Home Shield and 2-10 HBW brands. Our customizable home warranties help customers protect and maintain their homes, typically their most valuable asset, from costly and unplanned breakdowns of essential home systems and appliances. We maintain regular contact with our home warranty customers as we handle approximately four million home warranty service requests annually utilizing our nationwide network of approximately 17,000 qualified professional contractor firms in a wide range of trades and with diverse skills and capabilities. We provide our customers with a compelling value proposition by offering financial protection against unplanned and expensive home repairs, coupled with the convenience of having repairs guaranteed by us and completed by experienced professionals whose quality levels are continuously monitored. Our new home structural warranty business provides value to home builders and owners of new homes by providing coverage, including insurance-backed coverage for workmanship, systems and/or structural failures, as well as other post-construction services. We offer new home builders with an attractive value proposition by providing a means for them to transfer the risk of structural failures that may occur within ten years of completion, as well as service offerings for those builders seeking administrative services rather than a full transfer of structural risk.

Our value proposition to our professional contractor network is equally compelling as we provide them access to our significant work volume, thus increasing their business activity while enhancing their ability to manage their financial and human capital resources. We realize significant economies of scale as a result of our volume of home warranty service requests, and we intend to leverage our enhanced customer- and contractor-centric technology platform, robust independent contractor network, existing customer base, purchasing volume for parts, appliances and home systems, and extensive history and deep understanding of the home services industry to generate sustained revenue growth of our home warranty brands.

We also plan to continue to leverage these unique attributes to expand our non-warranty (or on-demand) home services. We offer non-warranty home services via our website and app to our home warranty customers directly and others through partnerships and our subscription-based Frontdoor app. Our Frontdoor app is intended to provide a one-stop experience for home repair and maintenance using video chat, augmented reality and video collaboration tools. Homeowners can get help in real time, as our expert may be able to provide a virtual diagnosis of the issue and help them fix the problem, reducing the need for an in-home visit from a professional.

On December 19, 2024, we acquired 2-10 HBW, the leading provider of new home structural warranties as measured by revenue and a leading provider of home warranties. New home structural warranties are typically insurance-backed products that offer builders coverage and surety for a home’s workmanship, distribution systems and/or load-bearing structural components. Approximately one in five new homes built in the U.S. are covered by a 2-10 HBW new home structural warranty. The majority of 2-10 HBW’s new home structural warranty revenue comes from repeat builder partners and/or builders with multi-year agreements. As of December 31, 2024, our 2-10 HBW business had approximately 19,000 builder partners.

As of December 31, 2024, we had approximately 2.1 million active home warranties across all brands in the United States, including our American Home Shield, HSA, OneGuard, Landmark and 2-10 HBW brands. Our home warranty customers usually subscribe to an annual service plan agreement that covers the repair or replacement of major components of up to 29 home systems and appliances, including electrical, plumbing, HVAC systems, water heaters, refrigerators, dishwashers and ranges/ovens/cooktops, as well as optional coverages for electronics, pools, spas and pumps. Given the potentially high cost of a major appliance or home system breakdown, the cumbersome process of vetting and hiring a qualified repair professional and, typically, the lack of a formal guarantee for services performed by repair professionals in retail, our customers place high value on the peace of mind, budget protection, convenience, repair expertise and service guarantee our home warranties deliver.

As home systems and appliances become more complex, and the needs of our customers continue to evolve, we believe our ability to innovate through upgraded and customized product offerings, differentiated service offerings and channel diversification focused on key customer segments will continue to drive customer growth and retention. The expansion of our home warranty offerings, new branding initiatives, and the utilization of dynamic pricing algorithms, as well as our investments in non-warranty services and new home structural warranties, position us for growth.

Our multi-faceted value proposition resonates with a broad consumer demographic. Additionally, our range of product offerings—from extensive home warranty coverage to non-warranty services and maintenance to virtual diagnosis—can meet home warranty customer needs, whether they are seeking peace of mind, budget protection, assistance in finding a contractor or want only guidance for a do-it-yourself solution. We acquire our home warranty customers through awareness driven through the real estate channel and directly by advertising and marketing our brands through our direct-to-consumer (“DTC”) channel. As a result of our strong customer value proposition, 78 percent of our revenue in 2024 was generated through existing customer renewals, which was in line with historical averages, driving consistency and predictability in our revenues. In addition, approximately 84 percent of our home warranty customers renew automatically on an annual basis.

Our value proposition is attractive to new home builders seeking to transfer the risk of structural failures that may occur within ten years of completion, as well as service offerings for those builders seeking administrative services rather than a full transfer of structural risk. These warranties also include up to one year of workmanship surety protection and up to two years of systems surety protection. We implement a vigorous underwriting process for builder members, particularly those with whom we enter into multi-year contracts, and for each warranty, relying on engineering expertise and decades of structural claims data to help us assess risk. Our ability to diversify our risk through reinsurance further helps us to provide an attractive offering for builders.

We are also selective with onboarding new contractor firms into our nationwide network and continuously monitor service quality through a set of rigorous performance measures, relying heavily on direct customer feedback. We classify a subset of our independent contractor network for home warranty services as “preferred,” representing firms that meet our highest quality standards and are our most cost-effective providers. Our preferred contractor network completed 85 percent of our home warranty service requests in 2024. We believe that increased usage of our preferred contractors leads to higher customer retention rates as well as lower costs. We intend to leverage our preferred contractor base, and our ability to offer virtual diagnosis of issues, to enhance our contractors’ and customers’ experience, and to expand deeper into home repair and maintenance services.

For the year ended December 31, 2024, we generated revenue, net income and Adjusted EBITDA of $1,843 million, $235 million and $443 million, respectively. For a reconciliation of net income to Adjusted EBITDA, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Adjusted EBITDA.”

Our Opportunity

Frontdoor primarily operates within the estimated $500 billion U.S. home services industry, as measured by revenue. The home warranty category currently represents approximately $4 billion in annual revenue. We view increased penetration within the U.S. home services industry as a long-term growth opportunity. This category is currently characterized by low household penetration with only an estimated five million out of an estimated 87 million U.S. households (owner-occupied homes) covered by a home warranty, or approximately six percent category penetration. In addition, we believe consumer preference for peace of mind, budget protection and convenience as home systems and appliances become more complex will emphasize the value proposition of qualified professional repair and maintenance services and, accordingly, the coverage benefits offered by a home warranty. As of December 2024, we have further expanded to adjacent industry categories focused on new home structural warranties, including warranties with administrative and financial services to support new home builders and owners of new homes.

We also believe that we are well-positioned to capitalize on our leading position in the home warranty category to provide services to consumers in the broader repair and maintenance sectors in the U.S. home services industry. As consumer demand shifts toward more convenient, outsourced services, we believe we have an opportunity as a reliable, scaled service provider with a nationwide network of qualified professional service providers to expand further into non-warranty home services. We expect to continue to leverage the quality, trust and brand awareness of our brands to grow our non-warranty offerings and to allow us to demonstrate the enhanced value that we can offer to both consumers and contractors.

Our marketplace-based approach to home service delivery requires us to focus on growing our supply side, and we remain committed to attracting and retaining high-quality independent contractors for our network of professional service providers. As we continue to refine, scale and leverage our contractor network, we in turn expand our breadth of potential services and enhance our ability to further execute our non-warranty home services delivery model.

Our Competitive Strengths

We believe the following competitive strengths have been instrumental to our success and position us for future growth:

Leader in Large, Fragmented and Underpenetrated Category. We are the leader in the U.S. home warranty category. For more than five decades, we have developed a marketplace reputation built on the strength of our brands, our customer and contractor value proposition and our service quality. As a result, we enjoy industry-leading brand awareness and offer high-quality customer service, both of which are key drivers of the success of our customer acquisition and retention efforts. Our size and scale help facilitate contractor selection and purchasing volume for parts, appliances and home systems, as well as the ability to realize marketing and operating efficiencies. This leadership position has been further enhanced by the 2-10 HBW Acquisition in December 2024, the leading provider of new home structural warranties in the United States as measured by revenue.

High-Value Service Offerings. We provide our customers with a compelling value proposition by offering financial protection against unplanned and expensive home repairs, coupled with the convenience of having repairs guaranteed by us and completed by experienced professionals whose quality levels are continuously monitored. In contrast with insurance products like homeowners’ insurance that have low frequency of use, we pay claims on behalf of our home warranty customers more than once per year, on average. We believe this high level of engagement reinforces our customer value proposition and leads to improved retention rates. We believe our customer retention rate is further evidence of the value our customers place on our service and the quality of execution that we provide. For our builder members, we provide insurance coverage to protect against homeowner claims of structural failure up to ten years after completion of the home, as well as administrative services to help them manage workmanship, distribution system and structural warranties related to their builds.

Unique and Compelling Independent Contractor Network. We maintain and manage a nationwide network of approximately 17,000 independent professional contractor firms in a wide range of trades and with diverse skills and capabilities. We are selective with onboarding new contractor firms into our nationwide network and continuously monitor service quality through a set of rigorous performance measures, relying heavily on direct customer feedback. We classify a subset of our independent contractor network for home warranty services as “preferred,” representing firms that meet our highest quality standards and are our most cost-effective providers. We believe that increased usage of our preferred contractors leads to higher customer retention rates as well as lower costs. Our value proposition to our professional contractor network is equally compelling as we provide them access to our significant work volume, thus increasing their business activity while enhancing their ability to manage their financial and human capital resources. We realize significant economies of scale as a result of our volume of home warranty service requests.

Technology-Enabled Platform Drives Efficiency and Quality of Service. We are focused on constantly improving the customer and contractor experience. We continuously develop and refine our advanced customer- and contractor-centric technology platform to enhance the experience for our customers, contractors and commercial partners. Our platform allows customers to purchase a home warranty, request a maintenance or repair service, virtually communicate with a representative, learn about home maintenance and repairs and service offerings from our commercial partners, manage their account and track the progress of their home service requests, all from their smartphone or other connected device, and as of late-2024, our American Home Shield app is available to our home warranty customers to provide another avenue for support. Our contractor technology platform makes it easier for contractors to work with us and improves communications between contractors and our customers. Our realtor technology platform makes it easier for realtors to work with us and, therefore, recommend our product offerings to their clients.

Our technological capabilities are also enhanced by our technology platform, which uses video chat capability, augmented reality, computer vision and machine learning to connect homeowners with one of our experts, who may be able to provide a virtual diagnosis of the issue and help them fix the problem, reducing the need for an in-home visit from a professional.

We believe our technology-enabled platform provides a foundation for operational and customer service excellence and differentiation, ultimately driving customer and contractor retention and growth.

Diverse, Recurring and Stable Revenue Channels. We acquire new customers for our home warranty business through two channels, real estate and DTC, which are offered nationally. We believe our ability to acquire customers through the DTC channel helps to mitigate the effect of potential cyclicality in the home real estate market and our nationwide presence limits the impact of poor regional economic conditions. We also benefit from our predictable and recurring revenue, as our home warranty customers typically sign annual contracts, and 78 percent of our revenue in 2024 was generated through existing customer renewals, which was in line with historical averages. Additionally, 84 percent of our home warranty customers are on a monthly auto-pay program. Auto-pay customers historically have been more likely to renew than non-auto-pay customers. Our business model continues to prove resilient through various business cycles as evidenced by our compound annual revenue growth rate of six percent from 2019 to 2024. Our builder members are acquired directly through our sales program, with a focus on signing multi-year agreements with preferred builders.

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

In the real estate channel for home warranties, we leverage marketing and information service arrangements, as well as a team of inside and field-based sales associates to train, educate and market our home warranty plans through real estate brokers and agents at both local, regional and national levels. We have relationships with each of the top ten real estate brokers in the United States, and we view these strategic relationships as a valuable aspect of our sales model.

In the DTC channel for home warranties, we increasingly utilize sophisticated consumer analytics and testing models that allow us to more effectively segment our prospective customers and deliver tailored marketing campaigns and messaging, combined with sophisticated pricing and discounting models. In addition, we have deployed more sophisticated marketing and media tools to attract customers, including content marketing, online reputation management and social media channels.

For our new home structural warranty business, we market through regional sales teams focused on understanding the new home construction business and geographical variations, as well as developing and deepening builder relationships. This team maintains relationships with industry associations and realtors to continue to introduce new builders to the benefits of our services.

Leveraging Dynamic Pricing. We utilize dynamic pricing in our home warranty renewal and DTC channels, which allows us to leverage our proprietary data platform to adjust our plan prices based on factors such as the strength of our contractor network or characteristics of homes in a market. We are using these capabilities to offer more attractive pricing overall, enabling us to expand our potential customer base to those previously priced out of the market due to the industry's historical practice of state-level pricing.

Capital-Light Business Model. Our business model generates strong Adjusted EBITDA margins and requires limited capital expenditures. As such, our capital-light business model has averaged two percent of revenue over the last seven years. We may, from time to time, make more significant investments in capability-expanding technology, including continued investments in our technology-enabled platform to drive efficiency and quality of service. For the year ended December 31, 2024, net cash provided from operating activities was $270 million, and Free Cash Flow was $231 million. For a reconciliation of net cash provided from operating activities to Free Cash Flow, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Cash Flows.”

Experienced Management Team. We have a management team of highly-experienced leaders who possess deep insight into transforming large consumer discretionary businesses, leveraging technology to innovate and grow businesses, and who have strong track records in marketing and operational excellence for a wide variety of industries and economic conditions. Our management team is highly focused on execution and driving growth and profitability, and, as such, our compensation structure is tied to key performance metrics that are designed to incentivize senior management to drive the long-term success of our business. We believe our management team has the vision and experience to position us for continued success and to implement and execute our business strategies over the long term.

Our Business Strategies

We intend to profitably grow our business by:

Increasing Our Home Warranty Customer Base. We intend to further grow our home warranty business by making strategic investments to educate consumers on, and remind our current customers of, our compelling value proposition, including targeting homeowners more effectively through a variety of product offerings, messaging and retention programs; further improving and differentiating the customer experience from our category; and optimizing our strategies with respect to real estate brokers, contractor firms and business partners. Further, we believe our new home structural warranties and our non-warranty home services provide us more opportunities to introduce customers to our overall home warranty value proposition. We intend to leverage our analysis of consumer preferences to offer home warranties that meet the needs of consumers who prefer traditional home warranties, as well as those seeking non-warranty services.

Providing Customers Access to High-Quality and Convenient Non-Warranty Home Services. Through our non-warranty services business, we offer customers access to home systems repair and diagnostic services with convenient scheduling, upfront pricing on select services and ongoing support. For contractors, this product offering provides actual revenue opportunities, not just leads, as well as access to our scheduling services. We believe that non-warranty home services will strengthen our home warranty brands by highlighting the value proposition and convenience of our services.

By offering non-warranty home services, we can provide additional services to our existing customers and reach new customers, including those not currently interested in home warranties. We intend to continue to leverage our existing sales channels and service platform to deliver additional value-added services to our non-warranty home services customers. Our product development teams draw upon the experience of our home warranty brands to both create innovative customer solutions for the existing product suite and identify service and category adjacencies. For example, we offer existing home warranty customers pre-season HVAC tune-ups and a lock re-keying service. We also offer add-on warranties, covering items such as home electronics, which we believe add value to our home warranties and result in improved retention rates. Through commercial partners and our scale, we are also able to offer our home warranty customers significant discounts for purchases of new HVAC systems and appliances. Most recently, we have partnered with a manufacturer and insurers to provide installation of water shut-off monitors for non-home warranty customers, which provides another opportunity to strengthen our relationships with contractors and reach potential new customers. We believe these service offerings will lead to higher customer engagement, ultimately leading to stronger customer loyalty and retention.

Delivering Superior Customer Experience. We will continue to improve the customer experience by focusing investments on our integrated technology platform, self-service capabilities, business intelligence platforms, customer service operations and contractor management systems to support our business strategy and by continuing to improve our communications related to our products. These targeted investments are expected to result in an enhanced customer experience by providing a more convenient service request and improving contractor efficiencies and engagement. We believe these initiatives will lead to improved retention rates over time, cost-savings and the opportunity to deliver additional services to a broader base of satisfied customers.

Growing Our Supply Network of Independent Contractors. We are focused on growing our high-quality nationwide network of qualified professional contractor firms, particularly our base of preferred contractors for home warranty and non-warranty services as our business grows. These firms are in a wide range of trades and possess diverse skills and capabilities. Our contractor relations team utilizes a selective process to choose new contractor firms and continuously monitors their service quality. We are also improving the way in which we do business with our contractors by enhancing contractor relations for improved efficiency, allowing our contractors to better focus on our customers’ experience. We believe growing our contractor base within existing service locations and in new geographies, while maintaining service excellence, will drive further penetration of our home warranties and non-warranty home services and differentiate our product offerings relative to competitors. We believe that increased usage of our preferred contractors leads to higher customer retention rates as well as lower costs.

Continuing Digital Innovation. We are continuing to invest in digital innovation to further increase the ease-of-use of our technology platform for our customers, contractors and commercial partners. In recent years, we have developed a robust customer technology platform, which makes it easy for customers to purchase from us, including through the use of digital payments, request service, receive personalized shopping experiences and home maintenance tips, learn about service offerings from our commercial partners, and manage their account from the convenience of a smartphone or other connected device, whether through our website or our apps. Our contractor technology platform makes it easier for contractors to work with us and improves communication between contractors and our customers.

We also leverage our technology platform to utilize video chat capabilities, augmented reality, computer vision and machining learning to offer real time help to homeowners from our experts who may be able to guide homeowners to fix the repair, reducing the need for an in-home visit from a professional. We believe that leveraging our capabilities to offer upfront diagnostics of home repairs will reduce the time required for completion of repairs.

Providing Home Builders and their Customers with High-Quality New Home Structural Warranty Services. With the 2-10 HBW Acquisition, we have expanded our offerings to include industry-leading new home structural warranties. This business presents a significant growth opportunity, as we leverage our expertise and resources to strengthen our relationships with home builders and provide valuable protection to owners of new homes. Additionally, homeowners who have access to our new home structural warranties represent a natural entry point for marketing our home warranty plans and non-warranty home services, enabling us to offer comprehensive home protection solutions and increase revenue opportunities.

Pursuing Selective Acquisitions. We anticipate that the highly fragmented nature of the home services industry will continue to create strategic opportunities for acquisitions. Historically, we have used acquisitions to grow our customer base in high-growth geographies, and we intend to continue to do so. Most recently, we acquired 2-10 HBW, which provides us more home warranty customers and increased revenue, in addition to opportunities for a new sales channel and a more diversified business portfolio. We have also used acquisitions to enhance our technological capabilities and geographic presence. We may also explore opportunities to make strategic acquisitions that will expand our service offering in the broader home services industry, such as new home structural warranties acquired as part of 2-10 HBW.

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

Real estate channel. Our home warranty plans have historically been used to provide peace of mind to home buyers by protecting them from large, unanticipated out-of-pocket expenses related to the breakdown of major home systems and appliances during the first year after an existing home purchase. We leverage marketing and information service arrangements and a team of field-based sales associates and leaders who focus on defined geographic areas to train and educate real estate brokers and agents within their territory about the benefits of a home warranty by working directly with real estate offices and participating in broker meetings and national sales events. Those brokers and agents then market our home warranties to home buyers and sellers.

In 2024, we estimate approximately 1.1 million U.S. homes were sold with a home warranty out of the approximately 4.1 million U.S. homes sold. The low home inventory has led to reduced incentive for sellers to offer a home warranty and less time for the attachment of a home warranty during the sale transaction. In 2024, customers in our real estate channel renewed at a rate of 29 percent after the first contract year. Revenue from this channel was $125 million, $141 million and $184 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Direct-to-consumer channel. We have invested significant resources to develop the DTC channel for home warranties to broaden our reach beyond home real estate transactions. Our value proposition resonates with a wide range of homeowners, from those who find security in a plan protecting against expensive and unplanned breakdowns in the home to those seeking convenient services from qualified contractors. This strong value proposition is promoted to our potential customers through marketing partnerships, search engine marketing, content marketing, social media, direct mail, television, radio, print advertisements and telemarketing, and sold through our customer service team and mobile-optimized e-commerce platform. We continue to strategically invest to expand the DTC channel given its high customer retention rates and customer lifetime value.

In 2024, we estimate over four million of the 128 million U.S. households (excluding homes sold) had a home warranty. In 2024, customers in our DTC channel renewed at a rate of 72 percent after the first contract year. Revenue from this channel was $166 million, $194 million and $219 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Customer renewals. For the year ended December 31, 2024, we generated 78 percent of our home warranty revenue through existing customer renewals compared to 77 and 72 percent for the years ended December 31, 2023 and 2022, respectively. We have made significant investments in our integrated technology platform, self-service capabilities, business intelligence platforms, customer service operations and contractor management systems, which we believe position us to further improve our customer retention rate.

In 2024, customers in our renewal channel for home warranties renewed at a rate of 79 percent. Revenue from renewals was $1,437 million, $1,367 million and $1,203 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Across these three channels, in 2024, customers renewed at a rate of 73 percent, and our overall customer retention rate was 78.5 percent, excluding the impact of the 2-10 HBW Acquisition. We calculate the rates at which our customers renew as the ratio of the number of home warranties renewed during the period to the number of home warranties originally set to expire during the period. We calculate our customer retention rate as the ratio of the number of ending home warranties to the sum of the number of beginning home warranties, new home warranty sales and acquired accounts for the applicable period. The rate at which customers renew and customer retention rate are presented on a rolling, 12-month basis in order to avoid seasonal anomalies.

New Home Structural Warranties. For our new home structural warranty business, we market and sell through inside sales and regional sales teams focused on understanding the new home construction business and geographical variations, as well as developing and deepening builder relationships. This team maintains relationships with industry associations and realtors to continue to introduce new builders to the benefits of our services. For those builders identified as preferred through volume and quality of workmanship, we seek to enter into multi-year contracts.

Customers, Contractors, Suppliers and Geographies

Customers. As our home warranty customers are predominantly owners of single-family residences, our business is not reliant on any single customer. As of December 31, 2024, we had approximately 2.1 million active home warranties. We believe there is opportunity to market our services to a broader customer base seeking differentiated home warranties, non-warranty services and self-help guidance. As of December 31, 2024, we had approximately 19,000 builder customers; no builder represented more than five percent of revenue for the new home structural warranty business.

Contractors. We have a nationwide network of approximately 17,000 qualified professional contractor firms in a wide range of trades and with diverse skills and capabilities. The qualification process for a contractor includes assessing its online presence and customer reviews, gathering public information about the company, reviewing references from customers and other contractors, and confirming it meets our insurance and licensing standards. In addition, contractors must agree to our service requirements, such as timely appointments and follow-ups with all customers, guaranteed workmanship, professionalism and availability. Our contractors are supported by a designated contractor relations representative who guides them through the process of working with us, from onboarding to the first service call and to continuous monitoring and training.

No contractor accounted for more than five percent of our cost of services rendered in 2024. We classify a subset of our independent contractor network as “preferred,” representing firms that meet our highest quality standards and are our most cost-effective providers. Our preferred contractor network completed 85 percent of our home warranty service requests in 2024. We believe that increased usage of our preferred contractors leads to higher customer retention rates as well as lower costs.

Suppliers. We are dependent on a limited number of suppliers for various key components used in our product offerings, and the cost, quality and availability of these components are essential to our services. Direct supplier spend, which excludes purchases made by our contractors, made up approximately 23 percent of our cost of services rendered in 2024, and we have multiple national supplier agreements in place. We have seven national suppliers of parts, appliances and home systems that each account for more than five percent of our supplier spend. We continue to seek to deepen and expand our supplier relationships, improve access to appliances with the highest demand, increase speed of parts acquisition and expand our service provider network.

Geographies. A significant percentage of our revenue is concentrated in the western and southern regions of the United States, including California, Florida and Texas. Our new home structural warranty revenue is diversified across the United States, generally tracking states with high growth in new home sales, including states in the southern region of the United States.

Technology

We are continuing to invest in digital innovation to further increase the ease-of-use of our technology platform for our customers, contractors and commercial partners.

Customers. We operate a robust customer technology platform, which makes it easy for home warranty customers to purchase from us, request service and manage their account from the convenience of a smartphone or other connected device. Approximately 46 percent of our home warranty DTC sales in 2024 were made online, and more than 50 percent of our total service request volume for home warranties was entered online or through our interactive voice response system. Our customer MyAccount platform had over one million active users at the end of 2024, allowing customers to manage their account, request service, receive home maintenance tips and electronically communicate with a representative online without having to call our customer service team. In certain instances, our technology platform enables homeowners to use their smartphone cameras to engage in a video chat with one of our experts who can remotely see the item that needs attention and capture a variety of important details about the item, potentially helping to reduce the time required for completing repairs and even eliminating the need for a technician to visit the home by offering a simple do-it-yourself solution.

Contractors. Our contractor technology platform makes it easier for contractors to work with us and improves communication between contractors and our customers. Our contractor portal had over 19,000 active users at the end of 2024, and our platform sent approximately 1.3 million “On-My-Way” notifications to customers, letting them know their contractor was en route to their home.

Commercial partners. For our real estate commercial partners, our realtor technology platform makes it easier for realtors to work with us and, therefore, recommend our product offerings to their clients. Approximately 55 percent of real estate channel orders were placed online in 2024. Our realtor portal had approximately 97,000 active users at the end of 2024, allowing realtors to enter, edit, view and print order confirmations and view and manage expiring orders.

Competition

We compete in the U.S. home warranty category and the broader U.S. home services industry. The home warranty category is highly competitive. While we have a broad range of competitors in each locality and region, we are one of the few companies that provide home warranties nationwide. The broader U.S. home services industry is also highly competitive. We compete against businesses providing non-warranty home services directly and those offering leads to contractors seeking to provide non-warranty home services. The principal methods of competition, and by which we differentiate ourselves from our competitors, are quality and speed of service, contract offerings, brand awareness and reputation, customer satisfaction, pricing and promotions, contractor network and referrals. We believe our nationwide network of qualified professional contractor firms, in combination with our large base of contracted customers, differentiate us from other platforms in the home services industry.

Our new home structural warranty business faces competition from other providers of new home structural warranties and builders that self-insure.

Human Capital Management

As of December 31, 2024, we had 2,120 employees, none of whom is represented by a labor union. 2,067 employees were employed in the United States, and 53 employees were employed in India where they provided technology services for our business. We believe our overall relations with our workforce are good. In addition to our employees, we utilize business process outsourcing firms who are independent contractors and handle a range of customer service, administrative and similar tasks for our business. Our corporate website, www.frontdoorhome.com, includes additional information about human capital management at Frontdoor.

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

Inclusion and Diversity. We embrace the diversity in backgrounds, experiences and perspectives of our employees, contractors, customers and other stakeholders. Everyone is valued and appreciated for their distinct contributions to the growth and sustainability of our business. We strive to cultivate a culture and vision that supports and enhances our ability to recruit, develop and retain diverse talent at every level. As of December 31, 2024, our employees have self-identified as 63 percent female, 37 percent male and 42 percent racially/ethnically diverse.

Employee Benefits and Talent Development. In 2024, we again engaged in a review and update of our employee benefits and vacation programs to improve our healthcare coverage and provide support for healthcare needs of our employees. We have sponsored mentorship and development programs to support development for our employee population.

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

Seasonality

The demand for our services, and our results of operations, are affected by weather conditions and seasonality. Such seasonality causes our results of operations to vary considerably from quarter to quarter. Accordingly, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year. Extreme temperatures, typically in the winter and summer months, can lead to an increase in home warranty service requests related to home systems, particularly HVAC systems, resulting in higher costs and lower profitability, while mild temperatures in the winter or summer months can lead to lower home systems claim frequency, resulting in lower costs and higher profitability. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors and Trends Affecting Our Results of Operations—Seasonality” in Part II of this Annual Report on Form 10-K for additional information.

Intellectual Property

We hold various service marks, trademarks and trade names, such as Frontdoor, American Home Shield and the Frontdoor, American Home Shield and 2-10 HBW logos, that we deem particularly important to our advertising and marketing activities. We develop the substantial majority of our product and service offerings internally and have extended our product and service offerings and intellectual property through acquisitions of businesses and technologies. We also license intellectual property rights in certain circumstances. We have a number of U.S. patents and pending applications that relate to various aspects of our technology. While we believe that our patents have value, no single patent is essential to us or to any of our principal businesses. Rapid technological advances in cloud, software and hardware development, evolving standards in computer hardware and software technology, changing customer needs and frequent new product introductions, offerings and enhancements characterize the markets in which we compete. We plan to continue to dedicate resources to research and development efforts to maintain and improve our current products and services offerings.

Insurance

We maintain insurance coverage that we believe is appropriate for our business, including workers’ compensation, general liability and property insurance. In addition, following the 2-10 HBW Acquisition, we maintain reinsurance policies to transfer a significant portion of the risk that we assume pursuant to our new home structural warranties. We also provide insurance for our home warranty claims in Texas via our wholly-owned captive insurance company.

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

These federal, state and local laws and regulations include laws relating to consumer protection, unfair and/or deceptive trade practices, service contracts, home warranties, home service plans, real estate settlement, wage and hour requirements, contractors, the employment of immigrants, labor relations, licensing, building code requirements, workers’ safety, environmental protection, privacy and data protection, securities, insurance coverages, sales tax collection and remittance, healthcare, employee benefits, marketing (including, without limitation, telemarketing) and advertising. In addition, at the federal level, we are regulated by the Consumer Financial Protection Bureau, and in certain states, both our home warranty business and the new home structural warranty business are regulated by applicable state insurance regulatory authorities, including but not limited to the California Department of Insurance, District of Columbia department of Insurance, Securities & Banking, the Florida Office of Insurance Regulation, and the Texas Department of Insurance. Our home warranty business may also be regulated by other state regulatory bodies, such as the Virginia Department of Agriculture and Consumer Services and the Texas Department of Licensing and Regulation.

We are subject to federal, state and local laws and regulations designed to protect consumers, including laws governing deceptive trade practices, consumer privacy and fraud, the collection and use of consumer data, telemarketing and other forms of solicitation. The rules adopted by the Federal Communications Commission pursuant to the Telephone Consumer Protection Act and the Telemarketing Sales Rule issued by the Federal Trade Commission govern our telephone sales practices. In addition, some states and local governing bodies have adopted laws and regulations targeted at direct telephone sales, i.e., “do-not-call” regulations. The implementation of these marketing regulations requires us to rely more extensively on other marketing methods and channels. The Federal Trade Commission has also adopted negative option or “click to cancel” regulations that govern the disclosures and consent rights related to automatic renewals of certain subscription or recurring revenue service products, which may affect our auto-renewal processes. If we were to fail to comply with any applicable law or regulation, we could be subject to substantial fines or damages, be involved in lawsuits, enforcement actions and other claims by third parties or governmental authorities, suffer losses to our reputation and our business or suffer the loss of licenses or registrations or incur penalties that may affect how the business is operated, any of which, in turn, could have a material adverse effect on our financial position, results of operations and cash flows.

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

ITEM 1A. RISK FACTORS

In addition to the other information contained in this Annual Report on Form 10-K and the exhibits hereto, you should carefully consider the following risk factors in evaluating our business. Our business, financial condition or results of operations could be materially adversely affected by any of these risks. The selected risks described below, however, are not the only risks we face. Additional risks and uncertainties, not currently known to us or those we currently view to be immaterial may also materially and adversely affect our business, financial condition or results of operations. The risk factors generally have been separated into four groups: risks related to our business, risks related to the 2-10 HBW Acquisition, risks related to our common stock and risks related to our significant indebtedness.

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

Risks Related to Our Business

Changing macroeconomic conditions, including inflation, tariffs, global supply chain challenges and changing interest rates, especially as they may affect existing or new home sales, consumer confidence, labor availability or our costs, may adversely impact our business, financial position, results of operations and cash flows.

Our results of operations are dependent upon consumer spending. Changes in general economic conditions and consumer confidence, particularly in our largest regions—California, Florida and Texas—could adversely affect the demand for our services. Consumer spending and confidence tend to decline during times of declining economic conditions. Unfavorable changes in economic conditions, which are typically beyond our control, including without limitation, as a result of weak existing or new home sales, higher home foreclosures, inflation, tariff policies, restriction on imports of components and raw materials applicable to our business, slowing growth, rising interest rates, recession, changes in the political climate, international conflict, supply chain or labor market disruptions, banking or financial market disruptions, declining consumer confidence, rising unemployment rates, pandemics or other global health crises or other adverse changes, could adversely affect consumer spending levels, our costs, reduce demand for our services and adversely impact our business, financial position, results of operations and cash flows.

While the Federal Reserve decreased interest rates in September, November and December of 2024, it held interest rates unchanged in January 2025. The sustained level of higher interest rates has caused buyer apprehension and affordability concerns, resulting in a decrease in home sales in 2022, 2023 and 2024 and has negatively impacted our business. Although the Federal Reserve lowered interest rates in 2024, it has paused this approach to-date in 2025, and the trajectory of current rates remains uncertain. Changing interest rates could continue to affect mortgage rates and negatively impact our business.

We may not successfully implement our business strategies, including achieving our growth objectives.

We may not be able to fully implement our business strategies or realize, in whole or in part within the expected time frames, the anticipated benefits of various new business, growth or other initiatives, including the expected benefits of the 2-10 HBW Acquisition. Our business strategies and initiatives, including increasing and retaining our home warranty customers, delivering superior customer experience, growing our supplier network of independent contractors, leveraging dynamic pricing, expanding our non-warranty revenue, integrating and growing the 2-10 HBW business, leveraging technology for support of our business strategies and pursuing selective acquisitions, including those that complement our existing business and provide cross-selling opportunities for home warranties and our non-warranty services, are subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. For example, as part of our non-warranty services, we have leveraged our nationwide network of independent contractors in our partnership with Moen to offer installation of their smart water shut-off valve, including where supported by home insurers. The success of this opportunity depends in part on Moen’s marketing of their product and support of this program by home insurers. Operational challenges, delays in product availability, or changes in Moen’s strategic direction, or changes in home insurers' support for installation of water shut-off valves, all of which are beyond our control, could result in delays in achieving our anticipated growth objectives and adversely affect our business, financial position, results of operations and cash flows.

In addition, our financial performance is affected by changes in the services and products we offer to customers. We may incur significant costs to implement our strategies, service and product offerings, which may not succeed in increasing revenue, growing our customer base or growing profitability. For example, in 2024, we incurred significant expense when we relaunched the American Home Shield brand through an updated look and feel. Similarly, in 2023, we launched the Frontdoor app, which required a substantial marketing investment. We cannot provide any assurance that these rebranding initiatives will be effective. An unsuccessful execution of strategies, including the rollout of new, or the adjustment of any existing, services or products or sales and marketing plans, could cause us to reevaluate or change our business strategies and could have a material adverse impact on our reputation, business, financial position, results of operations and cash flows.

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

With respect to our marketing efforts, we may also include certain discounts or other promotional rates in order to attract and retain customers. These efforts may require increasing amounts or be offered at increasing frequency over time. Certain factors including the nature and type of our services offered, potential and existing customers’ perception of the value of our services, and other macroeconomic factors like general economic conditions and consumer sentiment may impact our efforts. These efforts may not be successful or cost-effective or remain effective over time.

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

We depend on our first-year DTC acquisition and real estate channels for a significant percentage of our sales.

Consumer demand for services purchased through our first-year DTC channel can fluctuate and, as such, is subject to changes in macroeconomic conditions, including interest rates and inflation, as well as consumer sentiment about the value of home warranties and our reputation as a home warranty provider. Consumer demand may also be significantly influenced by the success of marketing and promotions by us or by our competitors. If we are unsuccessful in attracting consumers to our home warranties, we could experience a material adverse impact to our business, financial position, results of operations and cash flows.

A significant percentage of our sales are generated through our first-year real estate customer and DTC home warranty acquisition channels, which feed our renewal channel. In our real estate channel, our strategic relationships with top real estate brokers and agents are important to our business because they provide marketing and information services that are useful to our real estate customer acquisition channel. These brokers and agents are independent parties that we do not control, and we cannot guarantee that our strategic partnership arrangements with them will continue at current levels or at all. An inability to maintain these relationships could have a material adverse effect on our business, financial position, results of operations and cash flows.

Demand for our home warranty services is affected by existing home sales, as our services are frequently purchased in connection with real estate transactions. As a result, in periods when home sales are fast-moving, declining or of low inventory levels, demand for our services may be adversely impacted. In addition, changes in the real estate market could also affect the demand for our services if a reduced number of home buyers elect not to purchase our services, which could have a material adverse impact on our business, financial position, results of operations and cash flows. Among others, the number of real estate transactions in which our services are purchased could also decrease in the following situations:

•
when mortgage interest rates are high or rise, as they did in recent periods;
•
when the availability of credit, including commercial and residential mortgage funding, is limited; or
•
conversely, when demand for existing homes exceeds supply.

We depend on our renewal channel for a substantial percentage of our sales.

Our third and largest home warranty sales channel is our renewal channel. Sales in this channel are dependent upon the flow of sales from our first-year real estate and DTC channels, as well as our customers’ perceptions of the value of our home warranties, and accordingly, their willingness to renew their plans. Any decrease in sales from period to period in our real estate and DTC channels may have a negative impact on future growth opportunities in our renewal channel. Whether existing customers choose to renew their home warranties is driven by both external factors such as macroeconomic conditions our reputation and actions of our competitors, as well as internal factors such as their experience with our home warranties, including whether they have used their home warranties and their satisfaction with any services we provided, and how they perceive the value of our home warranties in light of the cost of a renewal.

Our industry is highly competitive. Competition could reduce demand for our services and adversely affect our reputation, business, financial position, results of operations and cash flows.

We operate in a highly competitive industry. Changes in the sources and intensity of competition in the industry in which we operate may impact the demand for our services and may also result in additional pricing pressure. Heightened industry competition could adversely affect our business operations by impacting our contractor selection and purchasing power for parts, appliances and home systems. Regional and local competitors operating in a limited geographic area may have lower labor, employee benefits and overhead costs than us. The principal measures of competition in our business include customer service, brand awareness and reputation, fairness of contract terms, including contract price and coverage scope, contractor network and quality, technical expertise and speed of service. We may be unable to compete successfully against current or future competitors, and the competitive pressures that we face may result in reduced demand for our services, reduced pricing and other adverse impacts to our reputation, business, financial position, results of operations and cash flows.

Our future success depends on our ability to attract, retain and maintain our network of third-party contractors and vendors and their performance.

Our ability to conduct our operations is in part impacted by reliance on a network of third-party contractors. Our future success and financial performance depend substantially on our ability to attract and retain qualified third-party contractors, and their availability, and ensure third-party contractor compliance with our policies, standards and performance expectations. However, these third-party contractors are independent parties that we do not control, and who own, operate and oversee the daily operations of their individual businesses. If third-party contractors do not successfully operate their businesses in a manner consistent with required laws, standards and regulations, we could be subject to claims from regulators or legal claims for the actions or omissions of such third-party contractors. In addition, our relationship with our third-party contractors could become strained (including resulting in litigation) as we impose new standards or assert more rigorous enforcement practices of our existing standards and performance expectations. When a contractor relationship is terminated, there is a risk that we may not be able to enter into a similar agreement with an alternate contractor in a timely manner or on favorable terms. We could incur costs to transition to other contractors, and these costs could materially adversely affect our results of operations and cash flows. We could also fail to provide service to our customers if we lose contractors that we cannot replace in a timely manner, which could lead to customer complaints and possible claims and litigation. In addition, our third-party contractors interact directly with our customers, and if our third-party contractors do not provide satisfactory services, our retention rate, reputation and business may be adversely affected. In addition, these potential impacts may be exacerbated upon termination of a relationship with a preferred contractor, as approximately 85 percent of our home warranty service requests were completed by our preferred contractor network in 2024.

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

Our financial performance may be adversely affected by increases in the level of our operating expenses, such as refrigerants, appliances, equipment, parts, raw materials, wages and salaries, employee benefits, healthcare, contractor costs, costs of repair, self-insurance costs and other insurance premiums, as well as various regulatory compliance costs, all of which may be subject to inflationary and other pressures. For example, in recent years, we have experienced a rapid increase in the cost of parts, appliance and home system costs due to inflation and global supply chain challenges, which, in turn, increased our contract claims costs. Such increase in operating expenses, including contract claims costs, could have a material adverse impact on our business, financial position, results of operations and cash flows.

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

The execution of our business strategy and our financial performance will depend in significant part on our executive management team, home services experts and other key personnel. Our future success will depend in large part on our success in attracting new talent; utilizing current, experienced senior leadership; and smoothly transitioning responsibilities to and implementing the goals and objectives of our management team. Our objectives with respect to integrating and achieving the benefits of the 2-10 HBW Acquisition may be affected by our ability to retain, integrate and motivate employees who have joined from 2-10 HBW. Since the closing of the 2-10 HBW Acquisition, we have lost certain key employees from 2-10 HBW. Any inability to attract or retain qualified key executives in a timely manner, or retain or recruit other key personnel, could have a material adverse impact on our business, financial position, results of operations and cash flows.

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

Our strategy to increase profitability, in part, by reducing our costs of operations includes the implementation of certain business process outsourcing initiatives, including offshore outsourcing of certain aspects of our customer service, administrative and other service operations, some of which are located near regions that have previously been affected by Acts of God, such as earthquakes, wildfires, hurricanes and typhoons, and outsourcing of certain technology development initiatives. Any disruption, termination or substandard performance of these outsourced services, including possible breaches by third-party vendors of their agreements with us, could delay or limit our ability to successfully implement our business strategies and adversely affect our brands, reputation, customer relationships, financial position, results of operations and cash flows. Also, to the extent a third-party vendor relationship is terminated, there is a risk of disputes or litigation and that we may not be able to enter into a similar agreement with an alternate provider in a timely manner or on terms that are acceptable to us or at all. Even if we find an alternate provider, or choose to insource such services, there are significant risks associated with any transitioning activities. In addition, to the extent we decide to terminate outsourcing services and insource such services, there is a risk that we may not have the capabilities to perform these services internally, resulting in a disruption to our business, which could adversely impact our reputation, businesses, financial position, results of operations and cash flows. We could also incur costs, including personnel and equipment costs, to insource previously outsourced services like these, and these costs could adversely affect our results of operations and cash flows.

Furthermore, offshore outsourcing of certain aspects of our customer service operations may induce negative public reaction. Offshore outsourcing has traditionally been a politically sensitive topic in the United States. For example, there are concerns in the United States about a perceived association between outsourcing providers and the loss of jobs in the United States. In response to such concerns, federal legislative measures have been proposed in the past, such as limiting income tax credits for companies that offshore American jobs. In addition, there is ongoing publicity about some negative experiences that companies have had with outsourcing, such as theft and misappropriation of sensitive client data. Such negative perceptions, or amplification of such negative perceptions, that may be associated with using an offshore provider could adversely impact our reputation, businesses, financial position, results of operations and cash flows.

We depend on a limited number of third-party components suppliers. Our reputation, business, financial position, results of operations and cash flows may be harmed if these parties do not perform their obligations, if they suffer interruptions to their own operations, if alternative component sources are unavailable, or if there is an increase in the costs of these components.

We are dependent on a limited number of suppliers for various key components used in the services and products we offer to customers, and the cost, quality and availability of these components are essential to our services. In particular, we have seven national suppliers of parts, appliances and home systems that each account for more than five percent of our supplier spend. We are subject to the risk of shortages, increased costs and long lead times in the supply of these components and other materials, and the risk that our suppliers discontinue or modify, or increase the price of, the components used. If the supply of these components were to be delayed or constrained, or if one or more of our main suppliers were to go out of business, alternative sources or suppliers may not be available on acceptable terms or at all. Further, if there were a shortage of supply, the cost of these components may increase and harm our ability to provide our services on a cost-effective basis. In connection with any supply shortages in the future, reliable and cost-effective replacement sources may not be available on short notice or at all, and this may force us to increase prices and face a corresponding decrease in demand for our services. In the event that any of our suppliers was to discontinue production of our key product components, developing alternate sources of supply for these components would be time consuming, difficult and costly. This would harm our ability to market our services in order to meet market demand and could materially and adversely affect our reputation, business, financial position, results of operations and cash flows.

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

We rely on, among other things, commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential information of customers, associates and third parties, such as payment cards and personal information. The systems currently used for transmission and approval of payment card transactions, and the technology utilized in payment cards themselves, all of which can put payment card data at risk, are central to meeting standards set by the payment card industry (“PCI”). We continue to evaluate and modify these systems and protocols for PCI compliance purposes, and such PCI standards may change from time to time. At our customers’ request, we also use our proprietary technology to capture key information about our customers’ appliances, HVAC and other home systems and may, through video chat sessions, capture additional information related to our customer or their home.

Activities by third parties, or our utilization of advances in computer and software capabilities and other technology, new tools and discoveries, as well as other events or developments may facilitate or result in a compromise or breach of these systems. Any compromises, breaches or errors in applications related to these systems or failures to comply with standards set by the PCI could cause damage to our reputation and interruptions in our operations, including customers’ ability to pay for services and products by credit card or their willingness to purchase our services and products and could result in a violation of applicable laws, regulations, orders, industry standards or agreements and subject us to costs, penalties and liabilities. We are subject to risks caused by data breaches and operational disruptions, particularly through third-party criminal activity including “ransomware” or other malware, cyber-attack or cyber-intrusion, including by computer hackers, foreign governments and cyber terrorists.

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

Data protection legislation is also becoming increasingly common in the United States at both the federal and state level. For example, the State of California enacted the California Consumer Privacy Act of 2018 (the “CCPA”), which became effective on January 1, 2020. The CCPA requires companies that process information of California residents to make disclosures to consumers about their data collection, use and sharing practices, allows consumers to opt out of certain data sharing with third parties and provides a new cause of action for data breaches. Additionally, the California Privacy Rights Act (the “CPRA”), which became effective January 1, 2023, revised and significantly expanded the scope of the CCPA. The CPRA also created a new California data protection agency authorized to implement and enforce the CCPA and the CPRA, which could result in increased privacy and information security enforcement.

Additional U.S. states have passed their own comprehensive consumer privacy laws, some of which went into effect in 2023 and 2024 or will go into effect in 2025, and other states are considering doing so. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination and security of data. The burdens imposed by the CCPA, CPRA and other similar laws that may be enacted at the federal and state level may require us to further modify our data processing practices and policies and to incur substantial expenditures in order to comply.

Laws and government regulations applicable to our business and lawsuits, enforcement actions and other claims by third parties or governmental authorities could increase our legal and regulatory expenses and impact our business, financial position, results of operations and cash flows.

Our business is subject to significant federal, state and local laws and regulations. These laws and regulations include but are not limited to laws relating to consumer protection, unfair and/or deceptive trading practices, service contracts, home warranties, home service plans, real estate settlement, wage and hour requirements, state contractor laws, the employment of immigrants, labor relations, licensing, building code requirements, workers’ safety, environmental, privacy and data protection, securities, insurance coverages, sales tax collection and remittance, healthcare reforms, employee benefits, marketing (including, without limitation, telemarketing) and advertising. In addition, we are regulated by the Consumer Financial Protection Bureau and in certain states by the applicable state insurance regulatory authority or other state regulatory bodies, such as the Virginia Department of Agriculture and the Texas Department of Licensing and Regulation, with respect to our home warranty business, and by the Department of Insurance for the District of Columbia and other state insurance bodies, with respect to our new home structural warranty business nationwide. Some of these laws and regulations require that we obtain regulatory approval prior to implementing changes in our pricing, contract terms and claims handling processes, which may limit or slow our ability to adjust our business strategies to address evolving challenges or opportunities. Failure to comply with such laws and regulations may have a material adverse impact on our business, financial position, results of operations and cash flows. Additionally, a portion of our business operates as an insurance company, and the IRS or state agencies could deem us to be taxed across our company as such, which could adversely impact the timing of our tax payments.

We are also subject to various federal, state and local laws and regulations designed to protect consumers, including laws governing deceptive trade practices, consumer privacy and fraud, the collection and use of consumer data, telemarketing and other forms of solicitation. From time to time, we have received and we expect that we may continue to receive inquiries or investigative demands from regulatory bodies, including the Consumer Financial Protection Bureau and state attorneys general and other state agencies. The telemarketing rules adopted by the Federal Communications Commission pursuant to the Telephone Consumer Protection Act and the Telemarketing Sales Rule issued by the Federal Trade Commission govern our telephone sales practices. In addition, some states and local governing bodies have adopted laws and regulations targeted at direct telephone sales, i.e., “do-not-call” regulations. The implementation of these marketing regulations requires us to rely more extensively on other marketing methods and channels and may have a material adverse impact on our business, financial position, results of operations and cash flows.

Various federal, state and local governing bodies may propose additional legislation and regulation that may be detrimental to our business or may substantially increase our operating costs, including: increases in the minimum wage; environmental regulations, equipment efficiency standards, certain refrigerant production and use and other environmental matters; healthcare coverage; “do-not-call” or other marketing regulations; or regulations implemented in response to business practices in our industry. It is difficult to predict the future impact of the broad and expanding legislative and regulatory requirements affecting our business, and changes to such requirements may adversely affect our business, financial position, results of operations and cash flows. In addition, if we were to fail to comply with any applicable law or regulation, we could be subject to substantial fines or damages, be involved in lawsuits, enforcement actions and other claims by third parties or governmental authorities, suffer harm to our reputation, suffer the loss of licenses or incur penalties that may affect how our business is operated, any of which, in turn, could have a material adverse impact on our business, financial position, results of operations and cash flows.

Weather, including the frequency and intensity of weather conditions, natural disasters and seasonality, as well as related regulations, can affect the demand for our services, our ability to operate and our results of operations and cash flows.

The demand for our services, and our results of operations, are affected by the frequency and intensity of weather conditions and seasonality. Seasonality causes our results of operations to vary considerably from quarter to quarter. Accordingly, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year. Extreme temperatures, typically in the winter and summer months, can lead to an increase in home warranty service requests related to home systems, particularly HVAC systems, resulting in higher costs and lower profitability, while mild temperatures in the winter or summer months can lead to lower home systems claim frequency, resulting in lower costs and higher profitability. For example, favorable weather trends in 2024 as compared to 2023 resulted in a lower number of home warranty service requests per customer, which favorably impacted contract claims costs.

Major weather events and other similar Acts of God, or natural disasters such as typhoons, hurricanes, tornadoes, wildfires or earthquakes, may affect the demand for our services and our results of operations. Such weather events could affect our facilities, or those of our major suppliers or business process outsource providers, which could affect our costs, our ability to meet supply requirements, our ability to provide services and our ability to access our data and other records. Extreme or unpredictable weather conditions could materially adversely impact our business, financial position, results of operations and cash flows.

Nevertheless, while weather variations as described above may affect our business, costs and repairs, major weather events and other similar Acts of God, or natural disasters are typically addressed by homeowners’ and other forms of insurance as opposed to the home warranties that we offer and therefore do not increase our obligations to provide service.

New environmental regulations or interpretations of existing laws may result in enhanced disclosure obligations, which could negatively affect us and materially increase our regulatory burden. Increased regulations generally increase our costs, and we could continue to experience higher costs if new laws require us to spend more time, hire additional personnel or buy new technology to comply effectively. New environmental regulations or guidance, as well as the perspectives of shareholders, employees and other stakeholders regarding these standards, may affect our business activities and operations, or increase disclosure and compliance requirements, which may increase our costs.

Success in our new home structural warranty business depends on our ability to underwrite risks accurately and to charge adequate prices to builder members, as well as our ability to effectively reinsure a large portion of those risks.

Our business, financial position, results of operations and cash flows depend on our ability to underwrite and appropriately price the risks of providing new home structural warranties. The role of the pricing function is to ensure that rates are adequate to generate sufficient revenue to pay losses and underwriting expenses and to earn a profit.

We rely on historical loss data for our business, our builder members and the geographies in which they operate, as well as the experience of our underwriting team and engineering experts, to project future warranty claims and expenses, allocate risks to our reinsurers and set the price for new home structural warranties and other services that we provide to our builder members. As a result, our ability to price accurately is subject to a number of risks and uncertainties, including, without limitation: the availability of sufficient reliable data; uncertainties inherent in estimates and assumptions, generally; our ability to conduct a complete and accurate analysis of available data; our ability to timely predict both the severity and frequency of losses with reasonable accuracy; our ability to predict changes in certain operating expenses with reasonable certainty; our ability to retain builder members for multi-year periods and to predict builder member retention accurately; our ability to attract a sufficient number of builder members to allocate risks and price accurately in the event of homebuilder industry consolidation; unanticipated court decisions, legislation or regulatory action; ongoing changes in our claim settlement practices; and unanticipated increases in the cost of reinsurance or an unwillingness of our reinsurers to continue to provide reinsurance coverage to us at the levels for which we have planned.

The realization of such risks may result in our pricing being based on stale, inadequate or inaccurate data or inappropriate analyses, assumptions or methodologies, and may cause us to estimate incorrectly future changes in the frequency or severity of claims. As a result, we could underprice risks, which would negatively affect our margins, or we could overprice risks, which could reduce our volume and competitiveness. In either event, our business, financial position, results of operations and cash flows could be materially adversely affected. In addition, underpricing insurance policies over time could erode the capital position of one or more of our insurance subsidiaries, constraining our ability to write new business.

We depend on the availability of reinsurance to manage a substantial portion of our potential loss exposure for our new home structural warranty business.

If reinsurance is unavailable to us at current levels and prices, our ability to write new business may be limited. Market conditions impact the availability and cost of the reinsurance we purchase. Reinsurance may not remain continuously available to us to the same extent and on the same terms and rates as were historically available or is currently available. Our ability to economically justify reinsurance to reduce our risk may depend on our ability to adjust new home structural warranty pricing to fully or partially recover cost. If we cannot maintain our current level of reinsurance or purchase new reinsurance protection in amounts we consider sufficient at acceptable prices, we would have to either accept an increase in our exposure, reduce our insurance exposure or seek other alternatives.

In addition, reinsurance subjects us to counterparty risk and may not be adequate to protect us against losses arising from ceded insurance. Collecting from reinsurers is subject to uncertainty arising from factors that include whether reinsurers, their affiliates or certain indemnitors have the financial capacity and willingness to make payments under the terms of a reinsurance treaty or contract and whether insured losses meet the qualifying conditions of the reinsurance contract. Our inability to recover from a reinsurer could have a material effect on our business, financial position, results of operations and cash flows.

Our business is subject to evolving corporate governance and public disclosure regulations and expectations that could expose us to numerous risks.

We are subject to changing rules and regulations promulgated by a number of governmental and self-regulatory organizations, including the SEC, NASDAQ and FASB. These rules and regulations continue to evolve in scope and complexity and many new requirements have been created in response to laws enacted by Congress, making compliance more difficult and uncertain. In addition, regulators, customers, investors, employees and other stakeholders may focus on corporate governance, environmental and other related matters and disclosures, including expanding mandatory and voluntary requests for additional reporting, diligence and disclosure on such matters. If we are unable to adequately address such matters or we or our contractors, vendors or suppliers fail to comply with all related laws, regulations and policies, it could negatively impact our reputation, operations and our business results.

Evolving governance rules, regulations and stakeholder expectations have resulted in, and may continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. Developing and acting on initiatives within the scope of corporate governance, and collecting, measuring and reporting related information and metrics can be costly, difficult and time consuming and is subject to evolving reporting standards, including, the new California climate disclosure rules, and similar proposals by other federal and state regulatory bodies. If our corporate governance, environmental or other related data, processes or reporting are incomplete, inaccurate or criticized, our reputation, business, financial performance and growth could be adversely affected.

We may not be able to adequately protect our intellectual property and other proprietary rights that are material to our business.

Our ability to compete effectively depends in part on our rights to proprietary information, service marks, trademarks, trade names, and other intellectual property rights we own or license, particularly our brand names, Frontdoor, American Home Shield and 2-10 HBW. We have not sought to register or protect every one of our marks in the United States. If we are unable to protect our proprietary information and intellectual property rights, including brand names, it could cause a material adverse effect on our reputation, business, financial position, results of operations and cash flows. Litigation may be necessary to enforce our intellectual property rights and protect our proprietary information, or to defend against claims by third parties that our products, services or activities infringe their intellectual property rights.

Future acquisitions or other strategic transactions could negatively affect our reputation, business, financial position, results of operations and cash flows.

Our business strategy includes the pursuit of opportunistic strategic transactions, which could involve acquisitions or dispositions of businesses or assets. For example, in 2024, we acquired 2-10 HBW to access a business opportunity in the new home structural warranty space, complement our existing business and provide cross-selling opportunities for home warranties and our non-warranty services. Any future strategic transaction could involve integration or implementation challenges, business disruption or other risks, or change our business profile significantly. Any inability on our part to consolidate and manage growth from acquired businesses or successfully implement other strategic transactions could have an adverse impact on our reputation, business, financial position, results of operations and cash flows. Any acquisition that we make may not provide us with the benefits that were anticipated when entering into such acquisition. The process of integrating an acquired business may create unforeseen difficulties and expenses, including: the diversion of resources needed to integrate new businesses, technologies, products, personnel or systems; the inability to retain employees, customers and suppliers; the assumption of actual or contingent liabilities; failure to effectively and timely adopt and adhere to internal control processes and other policies; write-offs or impairment charges relating to goodwill and other intangible assets; unanticipated liabilities; distraction of senior management from other strategic priorities; and potential expense associated with litigation with sellers of such businesses. Any future disposition transactions could also impact our business and may subject us to various risks, including failure to obtain appropriate value for the disposed businesses and post-closing claims.

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

We derive substantially all of our revenue from customers in the United States; however, certain aspects of our customer service operations and other services are conducted outside the United States by business process outsource providers in Colombia, Ghana, Guyana, Mexico, the Philippines and Trinidad and Tobago, and we have a technology collaboration center in India. Accordingly, developments in those parts of the world generally have a more significant effect on our operations than developments in other places. Our operations outside the United States are also subject to special risks, including: fluctuations in currency values and foreign-currency exchange rates, which may affect our net income and the carrying amount of our assets outside the United States; exchange control regulations; changes in local political or economic conditions; other potentially detrimental domestic and foreign governmental practice or policies affecting U.S. companies operating abroad; difficulties in staffing and managing international political instability, operations; and operational and compliance challenges resulting from distance, language and cultural differences. Acts of God, war, terror acts and pandemics or other public health crises, such as COVID-19, may impair our ability to operate or the ability of our business process outsource providers to operate, in particular countries or regions.

Risks Related to Our Acquisition of 2-10 Home Buyers Warranty

The acquisition may not achieve its intended results.

On December 19, 2024, we completed the 2-10 HBW Acquisition, with the expectation that the acquisition would result in various benefits, including, among other things, accelerating Frontdoor’s growth trajectory, operating synergies, and a strengthened financial profile. Achieving the anticipated benefits of the acquisition is subject to a number of uncertainties, including whether our business and 2-10 HBW are integrated in an efficient and effective manner. Failure to achieve these anticipated benefits could result in increased costs, decreases in the amount of expected revenues generated by the combined company and diversion of management’s attention and energy away from ongoing business concerns, any of which could have a material adverse effect on our business, financial position, results of operations and cash flows.

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
•
our inability to effectively diversify and expand into a new line of business and execute on cross-selling opportunities for home warranties and our non-warranty services;
•
our inability to successfully integrate 2-10 HBW into our internal control over financial reporting, which could compromise the integrity of our financial reporting; and
•
greater than anticipated costs related to the integration of 2-10 HBW’s business and operations into ours.

These potential difficulties, some of which are outside of our control, could adversely affect our ability to achieve the anticipated benefits of the acquisition. We cannot guarantee that we will achieve our goals or meet our expectations with respect to the acquisition. The full benefits of the 2-10 HBW Acquisition, including the anticipated financial benefits, synergies and growth opportunities, may not be realized as expected or may not be achieved within the anticipated timeframe, or at all. If our assumptions are inaccurate or we are unable to meet our expectations, our business, financial performance and operating results could be materially and adversely affected. In addition, the market price of our common stock may decline if our assumptions regarding the anticipated benefits of the acquisition are not accurate, or we do not achieve the anticipated benefits of the acquisition as rapidly or to the extent anticipated by financial or industry analysts or at all.

Notwithstanding the due diligence investigation that we performed in connection with our entry into the Purchase Agreement, 2-10 HBW may have liabilities, losses, or other exposures for which we do not have adequate insurance coverage, indemnification, or other protection.

While we performed due diligence on 2-10 HBW prior to our entry into the Purchase Agreement, we were dependent on the accuracy and completeness of statements and disclosures made or actions taken by 2-10 HBW and its representatives during due diligence and during our evaluation of the results of such due diligence. We did not control 2-10 HBW and may be unaware of certain activities of 2-10 HBW before the completion of the acquisition, including those related to other litigation claims or disputes, information security vulnerabilities, violations of laws, policies, rules and regulations, commercial disputes, tax liabilities and other known and unknown liabilities.

Following the completion of the 2-10 HBW Acquisition, the liabilities of 2-10 HBW, including contingent liabilities, are now consolidated with the Company’s. If 2-10 HBW has obligations of which we are not aware, our business could be materially and adversely affected. We do not have indemnification rights from the prior owners of 2-10 HBW and instead rely on a limited amount of representation and warranty insurance. Such insurance is subject to exclusions, policy limits and certain other customary terms and conditions. 2-10 HBW may also have other unknown liabilities. If we are responsible for liabilities not covered by insurance, we could suffer severe consequences that could have a material adverse effect on our business, financial position, results of operations and cash flows.

Financing the 2-10 HBW Acquisition resulted in an increase in our indebtedness, which could adversely affect us, including by decreasing our business flexibility and increasing our interest expense.

We financed a portion of the purchase price and related fees and expenses of the 2-10 HBW Acquisition with incremental borrowings under a senior secured incremental term loan facility under our existing Credit Agreement. This increase in our indebtedness may, among other things, reduce our flexibility to respond to changing business and economic conditions or to fund capital expenditures or working capital needs. In addition, the amount of cash required to pay interest on our increased indebtedness, and thus the demands on our cash resources, have materially increased as a result of the indebtedness to finance the acquisition. For further discussion of risks related to our indebtedness, see “Risk Factors-Risks Related to Our Indebtedness” below.

Risks Related to Our Common Stock

We do not intend to pay cash dividends on our common stock at this point and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We currently intend to use our future earnings to develop our business and for working capital needs and general corporate purposes, to fund our growth, to repay debt, and to repurchase shares of our common stock. As a result, we did not pay cash dividends in 2024, and we do not expect to pay any cash dividend for the foreseeable future. All decisions regarding the payment of dividends will be made by our board of directors from time to time in accordance with applicable law. There can be no assurance that we will have sufficient surplus under Delaware law to be able to pay any dividends at any time in the future. An insufficient surplus may result from extraordinary cash expenses, actual expenses exceeding contemplated costs, funding of capital expenditures or increases in reserves. If we do not pay dividends, the price of the shares of our common stock must appreciate for you to receive a gain on your investment. This appreciation may not occur. Further, you may have to sell some or all of your shares of our common stock to generate cash flow from your investment.

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

As of December 31, 2024, we had $1,199 million of total consolidated long-term indebtedness, including the current portion of long-term debt, outstanding, which is all outstanding under our Term Loan Facilities. These amounts include the incremental borrowings used to finance a portion of the 2-10 HBW Acquisition.

As of December 31, 2024, there were $2 million of letters of credit outstanding under our $250 million Revolving Credit Facility, and the available borrowing capacity under the Revolving Credit Facility was $248 million. In addition, we are able to incur additional indebtedness in the future, subject to the limitations contained in the agreements governing our indebtedness. Our significant indebtedness could have important consequences to you. Because of our significant indebtedness:

•
our ability to engage in large acquisitions without raising additional equity or obtaining additional debt financing is limited;
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
•
our ability to refinance indebtedness may be limited, or the associated costs may increase;
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

A significant portion of our outstanding indebtedness, including indebtedness incurred under the Credit Facilities, bears interest at variable rates. As a result, increases in interest rates would increase the cost of servicing our indebtedness and could materially reduce our profitability and cash flows. As of December 31, 2024, each one percentage point change in interest rates would result in an approximately $6 million change in the annual interest expense on the Term Loan Facilities after considering the impact of the effective interest rate swap. Assuming all revolving loans were fully drawn as of December 31, 2024, each one percentage point change in interest rates would result in an approximately $3 million change in annual interest expense on the Revolving Credit Facility. The impact of increases in interest rates could be more significant for us than it would be for some other companies given that our indebtedness obligations are at variable interest rates. As of December 31, 2024, our variable rate indebtedness used the SOFR as a benchmark for establishing the interest rate.

A lowering or withdrawal of the credit ratings, outlook or watch assigned to our indebtedness by rating agencies may increase our future borrowing costs and reduce our access to capital.

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
create liens;
•
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

There are regulatory restrictions on the ability of certain of our subsidiaries to transfer funds to us. The payments of ordinary and extraordinary dividends by certain of our subsidiaries (through which we conduct our business) are subject to significant regulatory restrictions under the laws and regulations of the states in which they operate. Among other things, such laws and regulations require certain subsidiaries to maintain minimum capital and net worth requirements and may limit the amount of ordinary and extraordinary dividends and other payments that these subsidiaries can pay to us. As of December 31, 2024, the total net assets subject to these regulatory restrictions was $184 million. We expect that such limitations will be in effect for the foreseeable future. None of our subsidiaries are obligated to make funds available to us through the payment of dividends. If we cannot receive sufficient distributions from our subsidiaries, we may not be able to meet our obligations to fund general corporate expenses or service our debt obligations.

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

We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt and by utilizing an interest rate swap. On October 24, 2018, we entered into an interest rate swap contract effective October 31, 2018 that expires on August 16, 2025 (the “2018 swap”). The notional amount of the agreement is $350 million. On December 19, 2024, in connection with the Amended Credit Facility, we entered into an additional interest rate swap contract, with an initial notional amount of $299 million with additional step up and step down provisions embedded in the contract. The notional amount steps up in August 2025 by $350 million upon the expiration of the 2018 swap. The notional amount steps down over the term of the agreement on a basis that correlates with the scheduled principal payments on the Amended Term Loan Facilities. We entered into these interest rate swap contracts in the normal course of business to manage interest rate risks, with a policy of matching positions. The effect of derivative financial instrument transactions under the agreements could have a material impact on our financial statements. There can be no guarantee that our hedging strategy will be effective, and we may experience credit-related losses in some circumstances.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Assessment, Identification and Management Processes

We have implemented a cybersecurity risk management strategy to assess, identify and manage material risks from cybersecurity threats. This strategy is designed to protect our systems, data and operations from potential cyber threats and to ensure the continuity of our business operations.

We conduct regular risk assessments to identify potential cybersecurity threats. These assessments involve evaluating our systems, networks and data for vulnerabilities that could be exploited by cyber threats through, among other things, vulnerability scanning and penetration testing. Once risks are identified, we implement measures to manage and mitigate these risks. This includes updating and patching our systems, implementing security controls and monitoring our networks for suspicious activity. We have a process in place to respond to any identified threats, which includes containment, eradication and recovery measures. We also monitor and update our cybersecurity risk management strategy to respond to the evolving cyber threat landscape. This includes staying abreast of the latest cybersecurity threats and trends and updating our systems and processes accordingly.

Integration with Overall Risk Management. Our cybersecurity processes are integrated into our overall enterprise risk management program and business continuity processes. In this regard, we address cybersecurity risks through a comprehensive, cross-functional approach across our technology, legal, compliance, finance and other teams aimed at preserving the confidentiality, security and availability of the information that we collect and store by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur. This integration helps ensure that the breadth of potential impacts from cybersecurity risks are considered and that our approach to managing these risks is consistent and coordinated across teams within our business. Through our enterprise risk management program, our cybersecurity risk is regularly evaluated, and we regularly report this assessment of our cybersecurity risk to management and to the audit committee of our board of directors. We also periodically review our cybersecurity risk with our entire board of directors.

Engaging Third Parties in Risk Management. We use a combination of internal resources and external assessors, consultants and auditors to conduct our cybersecurity risk assessments and identification. We periodically examine our cybersecurity program with these third parties, evaluating its effectiveness in part by considering industry standards and established frameworks, such as the National Institute of Standards and Technology, as guidelines, along with compliance with our internal cybersecurity controls. We also work with third parties to assess our incident response preparedness and to manage and track our risks.

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

Management’s Role in Assessing and Managing Material Risks

Our technology team, and particularly our information security team, is actively involved in the development and implementation of policies and tools to assess risk and identify emergent risks, with cross-functional support from enterprise risk management, legal, compliance and finance, among other teams. We have established governance structures to increase the maturity of our cybersecurity program with a governance, risk and compliance approach. This includes the identification of internal weaknesses and the mitigation of information technology risks through training programs or new policies and internal controls.

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

Risk Management Personnel. Among management, our Chief Information Security Officer (“CISO”), together with our Chief Operating Officer (“COO”), is responsible for leading efforts to assess and manage cybersecurity risks. Our CISO has over 20 years of experience assessing and managing cybersecurity risk, including leading information security teams at complex web-based businesses, and has a Master’s degree in Computer Information Systems and multiple professional and cybersecurity certifications, including CISM, CDPSE, CIPM, CIPT, and PMP. Our COO oversees, among other things, our company’s technology strategy and architecture and the integration and delivery of technology into our operations and service offerings. Our COO has over 10 years of experience supervising teams in implementations of key internal- and external-facing technology systems. Prior to joining the Company, our COO worked at a multinational public technology company and led teams in solving operations problems with technology. Our COO has a Bachelor’s degree in Chemical Engineering, a Master's degree in Business Administration and a Juris Doctorate.

Monitoring Cybersecurity Incidents. On a daily basis, our information security team monitors, identifies and classifies potential cybersecurity events and is responsible for notifying the COO and CISO of such events as appropriate based on risk to our organization. Our COO and CISO are responsible for notifying executive leadership, other functional teams and our audit committee, as appropriate.

Reporting to the Board of Directors. Our COO and CISO report to the audit committee at least quarterly about the detection, prevention, mitigation and remediation of cybersecurity events, including information about the latest cybersecurity threats, the status of our prevention and detection measures and the effectiveness of our mitigation and remediation efforts, as well as any other cybersecurity risk management activities and the progress of related projects. These briefings include updates on the formalized incident response plan, communications and escalation procedures. Management will apprise the board of directors of cybersecurity incidents deemed to have a moderate or higher business impact, even if immaterial to us.

ITEM 2. PROPERTIES

Our corporate headquarters is located in Memphis, Tennessee, in a leased facility. We also lease a collaboration center located in Scottsdale, Arizona and a technology collaboration center in Pune, India. As part of the 2-10 HBW Acquisition, we acquired 2-10 HBW's corporate office in Aurora, Colorado. We believe these facilities are suitable and adequate to support the needs of our business. We also continue to lease certain office space in Memphis, Tennessee, which previously served as our corporate headquarters, and this office space is now subleased.

ITEM 3. LEGAL PROCEEDINGS

The information required with respect to this Item 3 can be found under Note 9 to the audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the NASDAQ under the symbol ‘‘FTDR.’’ As of February 20, 2025, there were approximately 8 registered holders of our common stock.

Dividends

We did not pay any cash dividends in 2024. We do not intend to declare or pay cash dividends on our common stock for the foreseeable future. We currently intend to use our future earnings to develop our business and for working capital needs and general corporate purposes, to fund our growth, to repay debt and to repurchase shares of our common stock.

Issuer Purchases of Equity Securities

On July 26, 2024, our Board of Directors approved a new share repurchase authorization of up to $650 million of outstanding shares of our common stock over the three-year period from September 4, 2024 through September 4, 2027. As of December 31, 2024, we repurchased a total of 709,077 outstanding shares at an aggregate cost of $41 million, and we had $609 million remaining available for future repurchases under this program. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liquidity” in Part II, Item 7 of this report for more information.

Period	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs (in millions)
Oct. 1, 2024 through Oct. 31, 2024	—	$—	—	$650
Nov. 1, 2024 through Nov. 30, 2024	—	—	—	650
Dec. 1, 2024 through Dec. 31, 2024	709,077	57.82	709,077	609
Total	709,077	$57.82	709,077	$609

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

For a discussion of our results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of our 2023 Annual Report on Form 10-K filed with the SEC on February 28, 2024, which specific discussion is incorporated herein by reference.

Overview

Frontdoor is the leading provider of home warranties and new home structural warranties in the United States, as measured by revenue, and operates primarily under the American Home Shield and 2-10 HBW brands. Our customizable home warranties help customers protect and maintain their homes, typically their most valuable asset, from costly and unplanned breakdowns of essential home systems and appliances. Our home warranty customers usually subscribe to an annual service plan agreement that covers the repair or replacement of major components of up to 29 home systems and appliances, including electrical, plumbing, HVAC systems, water heaters, refrigerators, dishwashers and ranges/ovens/cooktops, as well as optional coverages for electronics, pools, spas and pumps. Our new home structural warranty business provides value to home builders and owners of new homes by providing coverage, including insurance-backed coverage for workmanship, systems and/or structural failures, as well as other post-construction services. We also offer non-warranty home services via our website and app to our home warranty customers directly and others through partnerships and our subscription-based Frontdoor app. As of December 31, 2024, we had approximately 2.1 million active home warranties across all brands in the United States.

For the year ended December 31, 2024, we generated revenue, net income and Adjusted EBITDA of $1,843 million, $235 million and $443 million, respectively. For the year ended December 31, 2023, we generated revenue, net income and Adjusted EBITDA of $1,780 million, $171 million and $346 million, respectively. For a reconciliation of net income to Adjusted EBITDA, see “—Results of Operations—Adjusted EBITDA.”

For the year ended December 31, 2024, our total operating revenue included 78 percent of revenue derived from existing customer renewals, while seven percent and nine percent were derived from new home warranty sales made in conjunction with existing home real estate transactions and direct-to-consumer sales, respectively, and six percent was derived from other revenue channels. For the year ended December 31, 2023, our total operating revenue included 77 percent of revenue derived from existing customer renewals, while eight percent and 11 percent were derived from new home warranty sales made in conjunction with existing home real estate transactions and direct-to-consumer sales, respectively, and four percent was derived from other revenue channels.

2-10 HBW Acquisition

On December 19, 2024, we completed the acquisition of all of the issued and outstanding common stock of 2-10 HBW pursuant to a purchase agreement dated June 3, 2024 for aggregate cash consideration of $585 million, subject to certain customary adjustments based on, among other things, the amount of cash, debt, transaction expenses, working capital and regulatory capital in the business of 2-10 HBW as of the closing of the transaction. 2-10 HBW is a leading provider of new home structural warranties that provide home builders insurance-backed coverage and/or administrative services for workmanship, systems and/or structural failures. 2-10 HBW is also a provider of home warranties. See Note 7 to the audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further information on this acquisition.

2024 Debt Refinancing

We entered into an amendment to our Credit Agreement, which became effective on December 19, 2024, in part, to fund the 2-10 HBW Acquisition. See "—Liquidity and Capital Resources—2024 Debt Refinancing” and Note 12 to the audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further information on our liquidity and the debt refinancing transactions.

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

During 2024, as compared to 2023, our financial condition and results of operations continued to be adversely impacted by the following:

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

Seasonality

Our business is subject to seasonal fluctuations, which drive variations in our revenue, net income and Adjusted EBITDA for interim periods. Seasonal fluctuations are primarily driven by a higher number of HVAC work orders with respect to our home warranty business in the summer months. In 2024, approximately 21 percent, 29 percent, 29 percent and 21 percent of our revenue, approximately 14 percent, 39 percent, 43 percent and four percent of our net income, and approximately 16 percent, 36 percent, 37 percent and 11 percent of our Adjusted EBITDA was recognized in the first, second, third and fourth quarters, respectively.

Effect of Weather Conditions

The demand for our services, particularly our home warranty business, and our results of operations, are affected by weather conditions. Extreme temperatures, typically in the winter and summer months, can lead to an increase in home warranty service requests related to home systems, particularly HVAC systems, resulting in higher costs and lower profitability, while mild temperatures in the winter or summer months can lead to lower home systems claim frequency, resulting in lower costs and higher profitability. For example, favorable weather trends in 2024 as compared to 2023 resulted in a lower number of home warranty service requests per customer in the HVAC trade, which favorably impacted contract claims costs.

While weather variations as described above may affect our business, major weather events and other similar Acts of God, or natural disasters such as hurricanes, tornadoes, typhoons, wildfires or earthquakes, typically do not increase our obligations to provide service. Generally, repairs associated with such isolated events are addressed by homeowners’ and other forms of insurance, as opposed to the home warranties that we offer.

Tariff and Import/Export Regulations

Changes in U.S. tariff and import/export regulations may impact the costs of parts, appliances and home systems. Import duties or restrictions on components and raw materials that are imposed, or the perception that they could occur, may materially and adversely affect our business by increasing our costs. For example, rising costs due to blanket tariffs on imported steel and aluminum, or blanket tariffs on goods from countries that are key suppliers of replacement parts for appliances and home systems, could increase the costs of our parts, appliances and home systems.

Competition

We compete in the U.S. home warranty category and the broader U.S. home services industry. The home warranty category is highly competitive. While we have a broad range of competitors in each locality and region, we are one of the few companies that provide home warranties nationwide. The broader U.S. home services industry is also highly competitive. We compete against businesses providing non-warranty home services directly and those offering leads to contractors seeking to provide non-warranty home services. The principal methods of competition, and by which we differentiate ourselves from our competitors, are quality and speed of service, contract offerings, brand awareness and reputation, customer satisfaction, pricing and promotions, contractor network and referrals. We believe our nationwide network of qualified professional contractor firms, in combination with our large base of contracted customers, differentiate us from other platforms in the home services industry.

Our new home structural warranty business faces competition from other providers of new home structural warranties and builders that self-insure.

Acquisition Activity

We anticipate that the highly fragmented nature of the home services industry will continue to create strategic opportunities for acquisitions. Historically, we have used acquisitions to grow our customer base in high-growth geographies, and we intend to continue to do so. Most recently, we acquired 2-10 HBW, which provides us more home warranty customers and increased revenue, in addition to opportunities for a new sales channel and a more diversified business portfolio. We have also used acquisitions to enhance our technological capabilities and geographic presence. We may also explore opportunities to make strategic acquisitions that will expand our service offering in the broader home services industry, such as new home structural warranties acquired as part of 2-10 HBW. See “— 2-10 HBW Acquisition” for additional information related to the acquisition.

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

Net Income and Earnings Per Share. The presentation of net income and basic and diluted earnings per share provides measures of performance which are useful for investors, analysts and other interested parties in company-to-company operating performance comparisons. Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period, increased to include the number of shares of common stock that would have been outstanding had potentially dilutive shares of common stock been issued. The dilutive effect, if any, of non-qualified stock options, performance options (which are stock options that become exercisable upon the achievement, in whole or in part, of the applicable performance goals, pursuant to the terms of the Omnibus Plan and the award agreement), restricted stock units ("RSUs"), performance shares (which are contractual rights to receive a share of our common stock (or the cash equivalent thereof) upon the achievement, in whole or in part, of the applicable performance goals, pursuant to the terms of the Omnibus Plan and the award agreement) and restricted stock awards ("RSAs") are reflected in diluted earnings per share by applying the treasury stock method.

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

Critical Accounting Policies and Estimates

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based upon the audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to: revenue recognition; business combinations; home warranty claims accruals; the valuation of property and equipment, goodwill and intangible assets; useful lives for recognizing depreciation and amortization expense; accruals for current and deferred tax accounts; stock-based compensation expense; and litigation matters. We base our estimates on historical experience and on various other factors and assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

We believe the following accounting policies are most important to the portrayal of our financial condition and results of operations and require our most significant estimates and judgments.

Business Combinations

We account for business combinations using the acquisition method of accounting. Under the acquisition method, the purchase price of the acquisition is allocated to the acquired tangible and identifiable intangible assets and assumed liabilities based on their estimated fair values at the time of the acquisition. This allocation involves a number of assumptions, estimates and judgments that could materially affect the timing or amounts recognized in the consolidated financial statements. In developing estimates of fair values for long-lived assets, including identifiable intangible assets, we utilize a variety of inputs including forecasted cash flows, anticipated growth rates, discount rates, customer attrition, royalty rates, estimated replacement costs and depreciation and obsolescence factors. Determining the fair value for tangible assets such as real and personal property and specifically identified intangible assets such as customer lists and developed technology involves judgment. We may refine our estimates and make adjustments to the assets acquired and liabilities assumed over a measurement period, not to exceed one year. Upon the conclusion of the measurement period or the final determination of the values of assets acquired and liabilities assumed, whichever comes first, any subsequent adjustments are recognized to the consolidated statements of operations.

See Note 7 to the audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for the preliminary allocation of the purchase price to the fair value of the assets acquired and liabilities assumed.

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

As of December 31, 2024, we do not believe there are any circumstances that would indicate any other potential impairment of our goodwill or indefinite-lived intangible assets. We will continue to monitor the macroeconomic impacts on our business in our ongoing evaluation of potential impairments.

Newly Issued Accounting Standards

New accounting rules and disclosure requirements can significantly impact our reported results and the comparability of our financial statements. See Note 2 to the audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further information on newly issued accounting standards.

Results of Operations

	Year Ended December 31,		Increase (Decrease)	% of Revenue
(In millions)	2024	2023	2024 vs 2023	2024	2023
Revenue	$1,843	$1,780	4%	100%	100%
Cost of services rendered	852	895	(5)	46	50
Gross Profit	991	885	12	54	50
Selling and administrative expenses	612	581	5	33	33
Depreciation and amortization expense	39	37	6	2	2
Restructuring charges	8	16	(51)	—	1
Interest expense	40	40	1	2	2
Interest and net investment income	(20)	(16)	18	(1)	(1)
Loss on extinguishment of debt	3	—	*	—	—
Income before Income Taxes	309	229	35	17	13
Provision for income taxes	74	57	30	4	3
Net Income	$235	$171	37%	13%	10%

* not meaningful

Revenue

We reported revenue of $1,843 million and $1,780 million for the years ended December 31, 2024 and 2023, respectively. The following table provides a summary of our revenue by major customer acquisition channel for our home warranties and other revenue:

	Year Ended December 31,		Increase (Decrease)
(In millions)	2024(2)	2023	2024 vs 2023
Renewals	$1,437	$1,367	$70	5%
Real estate(1)	125	141	(16)	(12)
Direct-to-consumer(1)	166	194	(28)	(14)
Other	116	77	38	50
Total	$1,843	$1,780	$64	4%

(1)
First-year revenue only.
(2)
For the year ended December 31, 2024, includes approximately $6 million as a result of the 2-10 HBW Acquisition on December 19, 2024.

Revenue increased four percent for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase in renewal revenue reflects improved price realization resulting from our prior pricing actions, offset, in part, by a decline in the number of renewed home warranties. The decrease in real estate revenue reflects a decline in the number of first-year real estate home warranties driven by the challenging real estate market, offset, in part, by higher price realization. The decrease in direct-to-consumer revenue reflects lower price realization resulting from our efforts to drive incremental sales. The increase in other revenue was driven by growth in non-warranty home services, primarily new HVAC sales.

The following table provides a summary of the number of home warranties, reduction in number of home warranties and customer retention rate:

	As of December 31,
(In millions)	2024(1)	2023
Number of home warranties	2.12	2.00
Growth (reduction) in number of home warranties	6%	(6)%
Customer retention rate	79.9%	76.2%

(1)
As of December 31, 2024, excluding the 2-10 HBW home warranties acquired on December 19, 2024, the number of home warranties was 1.94 million, the reduction in home warranties was three percent and the customer retention rate was 78.5 percent.

The growth in the number of home warranties as of December 31, 2024 was primarily driven by the 2-10 HBW acquisition, offset, in part, by the challenging real estate market.

Cost of Services Rendered

We reported cost of services rendered of $852 million and $895 million for the years ended December 31, 2024 and 2023, respectively. The following table provides a summary of the changes in cost of services rendered:

(In millions)
Year Ended December 31, 2023	$895
Impact of change in revenue	3
Contract claims costs	(44)
Other	(2)
Year Ended December 31, 2024	$852

The impact of change in revenue is driven by growth in non-warranty home services, offset, in part, by the reduction in number of home warranties, other than the 2-10 HBW home warranties acquired on December 19, 2024.

The decrease in contract claims costs primarily reflects the impact of higher trade service fees, which drove a lower number of home warranty service requests per customer and a lower net cost per service request, a favorable weather impact of $8 million, as milder weather drove a lower number of home warranty service requests in the HVAC trade, and continued process improvement initiatives, specifically relating to better cost management across our contractor network. The decrease was offset, in part, by ongoing inflationary cost pressures. Additionally, contract claims costs reflects a $5 million favorable adjustment in 2024 related to the development of prior period claims, compared to a $11 million favorable adjustment in 2023.

Selling and Administrative Expenses

We reported selling and administrative expenses of $612 million and $581 million for the years ended December 31, 2024 and 2023, respectively. The following table provides a summary of the components of selling and administrative expenses:

	Year Ended December 31,
(In millions)	2024	2023
Sales and marketing costs	$307	$299
Customer service costs	104	106
General and administrative costs	201	176
Total	$612	$581

The following table provides a summary of the changes in selling and administrative expenses:

(In millions)
Year Ended December 31, 2023	$581
Sales and marketing costs	8
Customer service costs	(1)
Stock-based compensation expense	1
Acquisition-related costs	17
Other general and administrative costs	7
Year Ended December 31, 2024	$612

Sales and marketing costs increased primarily due to our investment in marketing associated with our direct-to-consumer channel, offset, in part by, a reduction in costs driven by sales optimization efforts. Acquisition-related costs are driven by the 2-10 HBW Acquisition and represent direct third-party costs, including legal, accounting and financial advisory fees. Other general and administrative costs increased primarily due to increased personnel costs.

Depreciation and Amortization Expense

Depreciation expense was $35 million and $32 million for the years ended December 31, 2024 and 2023, respectively, with the increase primarily driven by incremental capital expenditures in the period. Amortization expense was $4 million for each of the years ended December 31, 2024 and 2023.

Restructuring Charges

Restructuring charges were $8 million and $16 million for the years ended December 31, 2024 and 2023, respectively.

In 2024, restructuring charges included $7 million of severance costs and $1 million of expenses related to the exit of certain operating leases.

In 2023, restructuring charges included $10 million in non-cash impairment charges related to the operating lease right-of-use assets and related property and equipment of certain of our leased and company-owned facilities as discussed further in Note 6 to the audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K, $2 million of professional fees and $3 million of severance costs. The impairment charges were the result of our decision to exit the leased and company-owned properties. The severance costs related to our continued review and optimization of selling, general and administrative expenses.

Interest Expense

Interest expense was $40 million for each of the years ended December 31, 2024 and 2023.

Interest and Net Investment Income

Interest and net investment income was $20 million and $16 million for the years ended December 31, 2024 and 2023, respectively. The increase was primarily driven by higher cash and cash equivalents balances.

Loss on Extinguishment of Debt

During the year ended December 31, 2024, we recorded a loss on extinguishment of debt of $3 million, which included the write-off of unamortized debt issuance costs and original issue discount. See "—Liquidity and Capital Resources—2024 Debt Refinancing” and Note 12 to the audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further information on the debt refinancing transactions. There was no loss on extinguishment of debt recorded in the year ended December 31, 2023.

Provision for Income Taxes

The effective tax rate on income was 24.1 percent and 25.0 percent for the years ended December 31, 2024 and 2023, respectively. The decrease in the effective tax rate was primarily due to stock-based compensation, offset, in part, by non-deductible acquisition-related transaction costs.

Net Income

Net income was $235 million and $171 million for the years ended December 31, 2024 and 2023, respectively, with the increase primarily driven by the operating results discussed throughout “—Results of Operations” above.

Adjusted EBITDA

Adjusted EBITDA was $443 million and $346 million for the years ended December 31, 2024 and 2023, respectively. The following table provides a summary of the changes in our Adjusted EBITDA:

(In millions)
Year Ended December 31, 2023	$346
Impact of change in revenue	60
Contract claims costs	44
Sales and marketing costs	(8)
Customer service costs	1
General and administrative costs	(7)
Interest and net investment income	3
Other	2
Year Ended December 31, 2024	$443

The impact of change in revenue is driven by improved price realization, offset, in part, by the reduction in number of home warranties, other than the 2-10 HBW home warranties acquired on December 19, 2024.

The decrease in contract claims costs primarily reflects the impact of higher trade service fees, which drove a lower number of home warranty service requests per customer and a lower net cost per service request, a favorable weather impact of $8 million, as milder weather drove a lower number of home warranty service requests in the HVAC trade, and continued process improvement initiatives, specifically relating to better cost management across our contractor network. The decrease was offset, in part, by ongoing inflationary cost pressures. Additionally, contract claims costs reflects a $5 million favorable adjustment in 2024 related to the development of prior period claims, compared to a $11 million favorable adjustment in 2023.

Sales and marketing costs increased primarily due to our investment in marketing associated with our direct-to-consumer channel, offset, in part by, a reduction in costs driven by sales optimization efforts. Other general and administrative costs increased primarily due to increased personnel costs.

A reconciliation of net income to Adjusted EBITDA is as follows:

	Year Ended December 31,
(In millions)	2024	2023
Net Income	$235	$171
Depreciation and amortization expense	39	37
Restructuring charges(1)	8	16
Acquisition-related costs(1)	17	—
Provision for income taxes	74	57
Non-cash stock-based compensation expense(2)	26	26
Interest expense	40	40
Loss on extinguishment of debt(1)	3	—
Adjusted EBITDA	$443	$346

(1)
We exclude restructuring charges, acquisition-related costs and loss on extinguishment of debt from Adjusted EBITDA because we believe they do not reflect our ongoing operations and because we believe doing so is useful to investors in aiding period-to-period comparability.
(2)
We exclude non-cash stock-based compensation expense from Adjusted EBITDA because it is a non-cash expense and because it is not used by management to assess ongoing operational performance. We believe excluding this expense from Adjusted EBITDA is useful to investors in aiding period-to-period comparability.

Liquidity and Capital Resources

Liquidity

A substantial portion of our liquidity needs are due to debt service requirements on our indebtedness. The Credit Agreement contains covenants that limit or restrict our ability, including the ability of certain of our subsidiaries, to incur additional indebtedness, repurchase debt, incur liens, sell assets, make certain payments (including dividends) and enter into transactions with affiliates. As of December 31, 2024, we were in compliance with the covenants under the Credit Agreement. We do not believe current macroeconomic conditions will affect our ongoing ability to meet our debt covenants.

Cash and cash equivalents and short- and long-term marketable securities totaled $474 million and $325 million as of December 31, 2024 and 2023, respectively. Our cash and cash equivalents and short- and long-term marketable securities include balances associated with regulatory requirements in our business. See “—Limitations on Distributions and Dividends by Subsidiaries.” As of December 31, 2024 and 2023, the total net assets subject to these third-party restrictions were $184 million and $157 million, respectively. As of December 31, 2024, there was $2 million of letters of credit outstanding under our $250 million Revolving Credit Facility, and the available borrowing capacity under the Revolving Credit Facility was $248 million. The letters of credit are posted in lieu of cash to satisfy regulatory requirements in certain states in which we operate. We currently believe that cash generated from operations, our cash on hand and available borrowing capacity under the Revolving Credit Facility as of December 31, 2024 will provide us with sufficient liquidity to meet our obligations in the short- and long-term.

We closely monitor the performance of our investment portfolio, primarily cash deposits and short- and long-term marketable securities. We regularly review the statutory reserve requirements to which our regulated entities are subject and any changes to such requirements. These reviews may result in identifying current reserve levels above or below minimum statutory reserve requirements, in which case we may adjust our reserves. The reviews may also identify opportunities to satisfy certain regulatory reserve requirements through alternate financial vehicles.

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

2024 Debt Refinancing

On December 19, 2024, we entered into the second amendment to the Credit Agreement, which provides for a $418 million Term Loan A maturing December 19, 2029, an $800 million Term Loan B maturing December 19, 2031 and a $250 million Revolving Credit Facility terminating December 19, 2029. The net proceeds from the transaction were used to repay the Prior Term Loan Facilities, including accrued and unpaid interest, to fund the 2-10 HBW Acquisition, which also closed on December 19, 2024, and to pay related fees and expenses of all these transactions with the remainder designated to fund share repurchases or for other general corporate purposes.

In connection with the second amendment to the Credit Agreement, we repaid all of the then current outstanding principal amounts of the Prior Term Loan Facilities, consisting of $218 million related to the Prior Term Loan A and $368 million related to the Prior Term Loan B, and recorded a loss on extinguishment of debt of $3 million, which included the write-off of unamortized debt issuance costs and original issue discount. Additionally, on December 19, 2024, we amended and restated the Revolving Credit Facility, which carried, and continues to carry, a $2 million balance.

See Note 12 to the audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for additional information related to our indebtedness.

2-10 HBW Acquisition

On December 19, 2024, we completed the acquisition of all of the issued and outstanding common stock of 2-10 HBW pursuant to a purchase agreement dated June 3, 2024 for aggregate cash consideration of $585 million, subject to certain customary adjustments based on, among other things, the amount of cash, debt, transaction expenses, working capital and regulatory capital in the business of 2-10 HBW as of the closing of the transaction. 2-10 HBW is a leading provider of new home structural warranties that provide home builders insurance-backed coverage and/or administrative services for workmanship, systems and/or structural failures. 2-10 HBW is also a provider of home warranties. See Note 7 to the audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further information on this acquisition.

Share Repurchase Program

On July 26, 2024, our Board of Directors approved a new share repurchase authorization of up to $650 million of our common stock over the three-year period from September 4, 2024 through September 4, 2027. Purchases under this new $650 million repurchase program may be made from time to time by the company in the open market at prevailing market prices (including through a Rule 10b5-1 Plan), in privately negotiated transactions, or through any combination of these methods, through September 4, 2027. The actual timing, number, manner and value of any shares repurchased will depend on several factors, including the market price of the company’s stock, general market and economic conditions, the company’s liquidity requirements, applicable legal requirements and other business considerations. The repurchase program does not obligate us to acquire any number of shares in any specific period or at all and may be suspended or discontinued at any time at our discretion. As of December 31, 2024, we repurchased a total of 709,077 outstanding shares at an aggregate cost of $41 million under this program, which is included in treasury stock on the audited consolidated statements of financial position included in Item 8 of this Annual Report on Form 10-K. We expect to fund future share repurchases from net cash provided from operating activities.

On September 3, 2024, our previous repurchase authorization of up to $400 million expired. We repurchased a total of 11,319,091 shares at an aggregate cost of $400 million under this previous program, which is included in treasury stock on the audited consolidated statements of financial position included in Item 8 of this Annual Report on Form 10-K.

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

Furthermore, there are regulatory restrictions on the ability of certain of our subsidiaries to transfer funds to us. The payments of ordinary and extraordinary dividends by certain of our subsidiaries (through which we conduct our business) are subject to significant regulatory restrictions under the laws and regulations of the states in which they operate. Among other things, such laws and regulations require certain subsidiaries to maintain minimum capital and net worth requirements and may limit the amount of ordinary and extraordinary dividends and other payments that these subsidiaries can pay to us. We expect that such limitations will be in effect for the foreseeable future. None of our subsidiaries is obligated to make funds available to us through the payment of dividends.

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the audited consolidated statements of cash flows included in Item 8 of this Annual Report on Form 10-K, are summarized in the following table:

	Year Ended December 31,
(In millions)	2024	2023
Net cash provided from (used for):
Operating activities	$270	$202
Investing activities	(622)	(32)
Financing activities	447	(137)
Cash increase during the period	$96	$34

Operating Activities

Net cash provided from operating activities was $270 million for the year ended December 31, 2024, compared to $202 million for the year ended December 31, 2023.

Net cash provided from operating activities in 2024 comprised $312 million in earnings adjusted for non-cash charges, offset, in part, by $36 million in cash used for working capital and $6 million in payments for restructuring charges. Cash used for working capital was primarily driven by seasonality, payments of accrued bonuses and a decline in the number of first-year real estate home warranties, which are typically paid for upfront at the time of closing on the home sale.

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

Investing Activities

Net cash used for investing activities was $622 million and $32 million for the years ended December 31, 2024 and 2023, respectively.

Capital expenditures were $39 million and $32 million in 2024 and 2023, respectively, and included recurring capital needs and technology projects. We expect capital expenditures for the full year 2025 relating to committed, recurring capital needs and the continuation of investments in information systems and productivity enhancing technology to be approximately $35 million to $45 million. We have no additional material capital commitments at this time.

We paid $583 million, net of cash acquired, for the 2-10 HBW Acquisition in 2024. See Note 7 to the audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further information on this acquisition.

Financing Activities

Net cash used for financing activities was $447 million and $137 million for the years ended December 31, 2024 and 2023, respectively.

During the year ended December 31, 2024, we refinanced our Term Loan Facilities. We borrowed $1,216 million and used a portion of the proceeds to repay $585 million of principal on the Prior Term Loan Facilities. In addition, we made other scheduled principal payments of debt of $13 million and purchased outstanding shares of our common stock at an aggregate cost of $161 million. Repurchases of common stock included associated commissions and taxes of $2 million.

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

	Year Ended December 31,
(In millions)	2024	2023
Net cash provided from operating activities	$270	$202
Property additions	(39)	(32)
Free Cash Flow	$231	$170

Contractual Obligations

The following table presents our contractual obligations and commitments as of year ended December 31, 2024:

(In millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Principal repayments(1)	$1,218	$46	$104	$417	$650
Estimated interest payments(2)	427	71	143	130	83
Non-cancelable operating leases(1)(3)	29	4	7	6	13
Purchase obligations	26	17	9	—	—
Home warranty claims(1)	74	74	—	—	—
Total	$1,773	$212	$264	$553	$746

(1)
These items are included in the audited consolidated statements of financial position included in Item 8 of this Annual Report on Form 10-K.
(2)
These amounts represent future interest payments related to existing debt obligations based on interest rates and principal maturities specified in the Credit Agreement. Payments related to the Term Loan Facilities are based on applicable variable and fixed interest rates as of December 31, 2024 plus the specified margin in the Credit Agreement for each period presented. As of December 31, 2024, the estimated debt balance as of each year ending from 2025 through 2029 is $1,172 million, $1,120 million, $1,068 million, $1,016 million and $650 million, respectively, and the weighted-average interest rate on the estimated debt balances is 6.3 percent as of each year ending from 2025 through 2028 and 6.6 percent for the year ending 2029. See Note 12 to the audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for the terms and maturities of existing debt obligations.
(3)
These amounts represent future payments relating to real estate operating leases.

Financial Position

The 2-10 HBW Acquisition on December 19, 2024 significantly changed certain accounts on our statement of financial position. For a summary of the amounts of identified assets acquired and liabilities assumed at the acquisition date, as determined based on management's preliminary assessment of the acquisition date fair value, see Note 7 to the audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

A summary of the other significant changes in our financial position from December 31, 2023 to December 31, 2024 is as follows:

•
Cash and cash equivalents increased during 2024, primarily reflecting cash provided from operating activities and the 2024 debt refinancing activities, offset, in part, by capital expenditures and purchases of outstanding shares.
•
Long-term debt, including the current portion, increased during 2024, reflecting the 2024 debt refinancing activities, offset, in part, by scheduled debt payments.
•
Total shareholders’ equity was $239 million as of December 31, 2024 compared to $136 million as of December 31, 2023. The increase was primarily driven by net income, offset, in part, by repurchases of our common stock. See the audited consolidated statements of changes in equity (deficit) included in Item 8 of this Annual Report on Form 10-K for further information.

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

On October 24, 2018, we entered into an interest rate swap contract effective October 31, 2018 that expires on August 16, 2025. The notional amount of the agreement is $350 million. Under the terms of the agreement, we will pay a fixed rate of interest of 3.028 percent on the notional amount, and we will receive a floating rate of interest (based on SOFR, subject to a floor of zero percent) on the notional amount. As a result, through August 16, 2025, $350 million of the Amended Term Loan Facilities is fixed at a rate of 3.028 percent, plus the incremental borrowing margin of 2.25 percent.

In connection with the Amended Credit Facility, we entered into an additional interest rate swap contract effective December 19, 2024 that expires on December 31, 2029. The initial notional amount of the agreement is $299 million with additional step up and step down provisions embedded in the contract. The notional amount steps up in August 2025 by $350 million upon the expiration of the company's other interest rate swap contract described above. The notional amount steps down over the term of the agreement on a basis that correlates with the scheduled principal payments on the Amended Term Loan Facilities. Under the terms of the agreement, we will pay a fixed rate of interest of 4.140 percent on the notional amount, and we will receive a floating rate of interest (based on SOFR, subject to a floor of zero percent) on the notional amount. As a result, a portion of the outstanding principal balance on the Amended Term Loan Facilities in an amount that correlates with the then current notional amount of this interest rate swap contract is fixed at a rate of 4.140 percent, plus the incremental borrowing margin of 2.25 percent.

We believe our exposure to interest rate fluctuations could be material to our overall results of operations. A significant portion of our outstanding debt, including indebtedness under the Amended Credit Facilities, bears interest at variable rates. As a result, increases in interest rates would increase the cost of servicing our indebtedness and could materially reduce our profitability and cash flows. As of December 31, 2024, each one percentage point change in interest rates would result in an approximate $6 million change in the annual interest expense on our Term Loan Facilities after considering the impact of the interest rate swap. Assuming all revolving loans were fully drawn as of December 31, 2024, each one percentage point change in interest rates would result in an approximate $3 million change in annual interest expense on our Revolving Credit Facility. The impact of increases in interest rates could be more significant for us than it would be for some other companies because of our significant indebtedness.

The following table summarizes information about our debt as of December 31, 2024 (after considering the impact of the effective interest rate swaps), including the principal cash payments and related weighted‑average interest rates by expected maturity dates based on applicable rates as of December 31, 2024.

(In millions)	2025	2026	2027	2028	2029	Thereafter	Total	Fair Value
Debt:
Variable rate	$29	29	29	29	342	111	569	565
Average interest rate	6.3%	6.3%	6.3%	6.3%	6.2%	6.6%	6.3%
Fixed rate	$17	23	23	23	23	539	649	645
Average interest rate	6.4%	6.4%	6.4%	6.4%	6.4%	6.4%	6.4%

During the year ended December 31, 2024, the average interest rates paid and received on the interest rate swaps, before the application of the applicable borrowing margin, were 3.0 percent and 5.2 percent, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Frontdoor, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial position of Frontdoor, Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive income, statements of changes in total equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Accrual for Home Warranty Claims – Refer to Notes 2 and 9 of the financial statements

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

We identified the accrual for home warranty claims as a critical audit matter because estimating the cost to complete home warranty claims involves significant estimation by management due to the subjectivity involved in determining loss development factors for outstanding claims, including the impact of underlying business changes and market trends on the ultimate costs. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our actuarial specialists, when performing audit procedures to evaluate the reasonableness of the accrual for home warranty claims as of December 31, 2024.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the home warranty claims accrual included the following, among others:

•
We tested the design and operating effectiveness of controls over the home warranty claims accrual, including those over the Company’s internal analysis to project the ultimate costs associated with settling each claim as well as oversight of the actuary and related assumptions. Additionally, we tested the design and operating effectiveness over the controls covering the completeness and accuracy of the claims data underlying the accrual process.
•
We compared management’s prior periods assumptions of expected development to actual development during the current year and subsequent period to identify potential bias in the determination of the home warranty claims accrual.
•
With the assistance of our actuarial specialists:
▪
We evaluated the methods and assumptions used by management to estimate the home warranty claims accrual.
▪
We developed independent estimates of the home warranty claims accrual and compared our estimate to management’s estimate.
•
We tested the underlying data that served as the basis for the Company’s internal analysis and their actuary’s analysis, including historical claims, to ensure that the inputs to the estimates were complete and accurate.

/s/ Deloitte & Touche LLP

Memphis, Tennessee
February 27, 2025

We have served as the Company's auditor since 2017.

Consolidated Statements of Operations and Comprehensive Income

(In millions, except per share data)

	Year Ended December 31,
	2024	2023	2022
Revenue	$1,843	$1,780	$1,662
Cost of services rendered	852	895	952
Gross Profit	991	885	710
Selling and administrative expenses	612	581	521
Depreciation and amortization expense	39	37	34
Goodwill and intangibles impairment	—	—	14
Restructuring charges	8	16	20
Interest expense	40	40	31
Interest and net investment income	(20)	(16)	(4)
Loss on extinguishment of debt	3	—	—
Income before Income Taxes	309	229	93
Provision for income taxes	74	57	22
Net Income	$235	$171	$71
Other Comprehensive (Loss) Income, Net of Income Taxes:
Unrealized (loss) gain on derivative instruments, net of income taxes	(6)	(3)	27
Total Other Comprehensive (Loss) Income, Net of Income Taxes	(6)	(3)	27
Comprehensive Income	$229	$169	$98
Earnings per Share:
Basic	$3.05	$2.13	$0.87
Diluted	$3.01	$2.12	$0.87
Weighted-average Common Shares Outstanding:
Basic	77.0	80.5	81.8
Diluted	78.0	80.9	82.0

See the accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Financial Position

(In millions, except share data)

	As of December 31,
	2024	2023
Assets:
Current Assets:
Cash and cash equivalents	$421	$325
Marketable securities	15	—
Receivables, less allowance of $4 and $5, respectively	10	6
Prepaid expenses and other current assets	42	32
Total Current Assets	488	363
Other Assets:
Property and equipment, net	73	60
Goodwill	967	503
Intangible assets, net	448	143
Operating lease right-of-use assets	8	3
Long-term marketable securities	38	—
Deferred reinsurance	65	—
Reinsurance recoverables	9	—
Deferred customer acquisition costs	11	12
Other assets	2	5
Total Assets	$2,107	$1,089
Liabilities and Shareholders' Equity:
Current Liabilities:
Accounts payable	$71	$76
Accrued liabilities:
Payroll and related expenses	44	38
Home warranty claims	74	76
Other	28	22
Deferred revenue	123	102
Current portion of long-term debt	29	17
Total Current Liabilities	369	331
Long-Term Debt	1,170	577
Other Long-Term Liabilities:
Deferred tax liabilities, net	49	25
Operating lease liabilities	20	16
Unearned insurance premium	233	—
Unpaid losses and loss adjustment reserves	12	—
Long-term deferred revenue	12	—
Other long-term liabilities	4	5
Total Other Long-Term Liabilities	329	46
Commitments and Contingencies (Note 9)
Shareholders' Equity:
Common stock, $0.01 par value; 2,000,000,000 shares authorized; 87,434,468 shares issued and 75,314,243 shares outstanding as of December 31, 2024 and 86,553,387 shares issued and 78,378,511 shares outstanding as of December 31, 2023	1	1
Additional paid-in capital	152	117
Retained earnings	530	296
Accumulated other comprehensive (loss) income	—	6
Less treasury stock, at cost; 12,120,225 shares as of December 31, 2024 and 8,174,876 shares as of December 31, 2023	(444)	(283)
Total Shareholders' Equity	239	136
Total Liabilities and Shareholders' Equity	$2,107	$1,089

See the accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Changes in (Deficit) Equity

(In millions)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balances as of December 31, 2021	83	$1	$70	$53	$(18)	$(103)	$2
Net income	—	—	—	71	—	—	71
Stock-based compensation expense	—	—	22	—	—	—	22
Taxes paid related to net share settlement of equity awards	—	—	(3)	—	—	—	(3)
Issuance of common stock related to ESPP	—	—	1	—	—	—	1
Repurchases of common stock	(2)	—	—	—	—	(59)	(59)
Other comprehensive income, net of tax	—	—	—	—	27	—	27
Balances as of December 31, 2022	82	$1	$90	$124	$8	$(162)	$61
Net income	—	—	—	171	—	—	171
Stock-based compensation expense	—	—	26	—	—	—	26
Exercise of stock options	—	—	4	—	—	—	4
Taxes paid related to net share settlement of equity awards	—	—	(4)	—	—	—	(4)
Issuance of common stock related to ESPP	—	—	1	—	—	—	1
Repurchases of common stock	(4)	—	—	—	—	(121)	(121)
Other comprehensive loss, net of tax	—	—	—	—	(3)	—	(3)
Balances as of December 31, 2023	78	$1	$117	$296	$6	$(283)	$136
Net income	—	—	—	235	—	—	235
Stock-based compensation expense	—	—	26	—	—	—	26
Exercise of stock options	—	—	14	—	—	—	14
Taxes paid related to net share settlement of equity awards	—	—	(6)	—	—	—	(6)
Issuance of common stock related to ESPP	—	—	1	—	—	—	1
Repurchases of common stock	(4)	—	—	—	—	(161)	(161)
Other comprehensive loss, net of tax	—	—	—	—	(6)	—	(6)
Balances as of December 31, 2024	75	$1	$152	$530	$—	$(444)	$239

See the accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows

(In millions)

	Year Ended December 31,
	2024	2023	2022
Cash and Cash Equivalents at Beginning of Period	$325	$292	$262
Cash Flows from Operating Activities:
Net Income	235	171	71
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization expense	39	37	34
Deferred income tax benefit	—	(13)	(10)
Stock-based compensation expense	26	26	22
Goodwill and intangibles impairment	—	—	14
Restructuring charges	8	16	20
Payments for restructuring charges	(6)	(7)	(5)
Loss on extinguishment of debt	3	—	—
Other	1	6	1
Changes in working capital:
Receivables	1	—	2
Prepaid expenses and other current assets	(2)	(1)	(3)
Accounts payable	(7)	(4)	15
Deferred revenue	(9)	(19)	(35)
Accrued liabilities	(11)	(7)	10
Current income taxes	(8)	(1)	6
Net Cash Provided from Operating Activities	270	202	142
Cash Flows from Investing Activities:
Purchases of property and equipment	(39)	(32)	(40)
Business acquisitions, net of cash acquired	(583)	—	—
Other investing activities	—	—	4
Net Cash Used for Investing Activities	(622)	(32)	(35)
Cash Flows from Financing Activities:
Borrowings of debt, net of discount	1,216	—	—
Repayments of debt	(598)	(17)	(17)
Debt issuance costs paid	(18)	—	—
Repurchases of common stock	(161)	(121)	(59)
Other financing activities	9	1	(2)
Net Cash Provided from (Used for) Financing Activities	447	(137)	(77)
Cash Increase During the Period	96	34	29
Cash and Cash Equivalents at End of Period	$421	$325	$292

See the accompanying Notes to the Consolidated Financial Statements.

Frontdoor, Inc.

Notes to the Consolidated Financial Statements

Note 1. Description of Business

Frontdoor is the leading provider of home warranties and new home structural warranties in the United States, as measured by revenue, and operates primarily under the American Home Shield and 2-10 HBW brands. Our customizable home warranties help customers protect and maintain their homes, typically their most valuable asset, from costly and unplanned breakdowns of essential home systems and appliances. Our home warranty customers usually subscribe to an annual service plan agreement that covers the repair or replacement of major components of up to 29 home systems and appliances, including electrical, plumbing, HVAC systems, water heaters, refrigerators, dishwashers and ranges/ovens/cooktops, as well as optional coverages for electronics, pools, spas and pumps. Our new home structural warranty business provides value to home builders and owners of new homes by providing coverage, including insurance-backed coverage for workmanship, systems and/or structural failures, as well as other post-construction services. We also offer non-warranty home services via our website and app to our home warranty customers directly and others through partnerships and our subscription-based Frontdoor app. As of December 31, 2024, we had approximately 2.1 million active home warranties across all brands in the United States.

Note 2. Significant Accounting Policies

Consolidation

Our consolidated financial statements include all of our wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements requires management to make certain estimates and assumptions required under U.S. GAAP that may differ from actual results. The more significant areas requiring the use of management estimates relate to: revenue recognition; business combinations; home warranty claims accruals; the valuation of property and equipment, marketable securities, goodwill and intangible assets; useful lives for recognizing depreciation and amortization expense; accruals for current and deferred tax accounts; stock-based compensation expense; and litigation matters.

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

Property and Equipment, Goodwill and Intangible Assets

Property and equipment consist of the following:

	As of December 31,		Estimated Useful Lives
(In millions)	2024	2023	(Years)
Land	$2	$—
Buildings and improvements	11	4	10 - 40
Technology and communications	139	159	3 - 7
Office equipment, furniture and fixtures, and vehicles	5	3	5 - 7
Property and equipment, gross	157	166
Less accumulated depreciation	(84)	(105)
Property and equipment, net	$73	$60

Depreciation of property and equipment was $35 million, $32 million and $27 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

Goodwill and indefinite-lived intangible assets are not amortized and are subject to assessment for impairment on an annual basis, or more frequently if circumstances indicate a potential impairment. We perform our annual assessment for impairment on October 1 of every year. Goodwill and indefinite-lived intangible assets are tested for impairment at the reporting unit level. The Company can elect to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If the reporting unit does not pass the qualitative assessment, or if the Company does not elect to perform the initial qualitative assessment, then the reporting unit’s carrying amount is compared to its fair value. The fair values of the reporting units are estimated using market and discounted cash flow approaches. The discounted cash flow approach uses expected future operating results. The market approach uses comparable company information to determine revenue and earnings multiples to value our reporting units. Failure to achieve these expected results or market multiples may cause a future impairment of goodwill at the reporting unit. Goodwill and indefinite-lived intangible assets are considered impaired if the carrying amount of the reporting unit exceeds its fair value. See Note 5 to the accompanying consolidated financial statements for information related to our goodwill and intangible assets.

As part of business combination accounting, a value of business acquired ("VOBA") intangible asset is established upon the acquisition of blocks of contracts. This intangible represents the present value of estimated net cash flows for the in-force contracts as of the acquisition date. VOBA is amortized as a component of depreciation and amortization expense in the accompanying consolidated statements of operations and comprehensive income in relation to the profit emergence of the underlying acquired contracts. The valuation of VOBA is based on many factors including investment yields, expenses and discount rate.

Advertising

We expense advertising costs as incurred. Advertising expense for the years ended December 31, 2024, 2023 and 2022 was $170 million, $156 million and $115 million, respectively.

Leases

We determine if an arrangement is a lease at inception. We recognize a right-of-use (“ROU”) asset and lease liability for all leases with terms of 12 months or more. ROU assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. Our incremental borrowing rate is determined based on our secured borrowing rating and the lease term. Our operating lease ROU assets are recorded net of lease incentives. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. We have lease agreements with lease and non-lease components, which are accounted for separately for our real estate leases. See Note 6 to the accompanying consolidated financial statements for information related to our leases.

Restricted Net Assets

There are regulatory restrictions on the ability of certain of our subsidiaries to transfer funds to us. The payments of ordinary and extraordinary dividends by our subsidiaries are subject to significant regulatory restrictions under the laws and regulations of the states in which they operate. Among other things, such laws and regulations require certain subsidiaries to maintain minimum capital and net worth requirements and may limit the amount of ordinary and extraordinary dividends and other payments that these subsidiaries can make to us. As of December 31, 2024, the total net assets subject to these regulatory restrictions was $184 million.

Statutory Financial Information

A subsidiary of 2-10 Holdco, Inc., New Home Warranty Insurance Company, a risk retention group, (the "RRG") is required to prepare statutory financial statements in accordance with the laws and regulations in the state jurisdictions in which it operates. We apply the statutory accounting practices prescribed by the National Association of Insurance Commissioners (“NAIC”) as the basis for accounting in the RRG standalone statutory financial statements. These statutory financial statements are prepared on a calendar year basis. For the year ended December 31, 2024, the RRG reported a statutory net loss of $1 million and statutory capital and surplus of $5 million. No dividends were declared or paid by the RRG during 2024. As part of its regulatory filings and pursuant to the Risk-Based Capital (“RBC”) requirements of the NAIC, the RRG is required to maintain a minimum capitalization level, as determined based on formulas and other factors incorporating various business risks of the insurance subsidiary. As of December 31, 2024, the RRG’s statutory surplus exceeded the RBC requirement.

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

Financial instruments, which potentially subject us to financial and credit risk, consist principally of investments and receivables. Investments consist primarily of certificates of deposit, corporate bonds, mortgage-backed securities and U.S. government obligations. The Company periodically reviews its portfolio of investments to determine whether there has been an other than temporary decline in the value of the investments from factors such as deterioration in the financial condition of the issuer or the market(s) in which the issuer competes. The majority of our receivables have little concentration of credit risk due to the large number of customers with relatively small balances and their dispersion across geographical areas. We maintain an allowance for losses based upon the expected collectability of receivables. See Note 18 to the accompanying consolidated financial statements for information relating to the fair value of financial instruments.

Stock-Based Compensation Expense

Stock-based compensation expense for non-qualified stock options is estimated at the grant date based on an award’s fair value as calculated by the Black-Scholes option-pricing model and is recognized as expense over the requisite service period. The Black-Scholes model requires various highly judgmental assumptions including expected volatility and option life. If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense for future grants may differ materially from that recorded in the current period related to options granted to date. In addition, we estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience. To the extent the actual forfeiture rate is different from the estimate, stock-based compensation expense is adjusted accordingly in the period the forfeiture occurs or the awards vest. See Note 10 to the accompanying consolidated financial statements for more details, including the calculation of stock-based compensation expense for stock options, performance options, RSUs, performance shares and RSAs.

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

Newly Issued Accounting Standards

In 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 requires disclosure of this incremental segment information on an annual and interim basis. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. This guidance was applied retrospectively to all prior periods presented in the financial statements when we adopted the provisions of this ASU as of December 31, 2024. See Note 13 for the required disclosures.

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

In 2024, the FASB issues ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires disclosure, in the notes to the financial statements, of specified information about certain costs and expenses on an annual and interim basis. This guidance is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted, and the guidance can be applied either prospectively or retrospectively. We are currently evaluating the impact of this ASU on our enhanced disclosures.

Note 3. Revenue

The majority of our revenue is generated from home warranty contracts entered into with our customers. Home warranty contracts are typically one year in duration. We derive substantially all of our revenue from customers in the United States.

We disaggregate revenue from contracts with customers into major customer acquisition channels. We determined that disaggregating revenue into these categories depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. Revenue by major customer acquisition channel for our home warranties and other revenue is as follows:

	Year Ended December 31,
(In millions)	2024	2023	2022
Renewals	$1,437	$1,367	$1,203
Real estate(1)	125	141	184
Direct-to-consumer(1)	166	194	219
Other	116	77	56
Total	$1,843	$1,780	$1,662

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

Renewals

Revenue from customer renewals of home warranty contracts, which were previously initiated in the real estate or direct-to-consumer channel are classified as renewal revenue above. Renewals relate to consecutive contract periods and take place at the end of the first year of a real estate or direct-to-consumer home warranty contract and continue to be categorized in our renewal channel thereafter. Customer payments for renewals are primarily received in installments over the new contract period.

Real estate

Real estate home warranties are sold through annual contracts that occur in connection with a real estate sale. These plans are typically paid in full at closing on the real estate transaction. First-year revenue from the real estate channel is classified as real estate above. At the option of the customer, upon renewal of the contract, the future revenue derived from home warranties sold in this channel is classified as renewal revenue as described above.

Direct-to-consumer

Direct-to-consumer home warranties are sold through annual contracts that occur in response to our marketing efforts. Customer payments for direct-to-consumer sales are primarily received in installments over the contract period. First-year revenue from the direct-to-consumer channel is classified as direct-to-consumer above. At the option of the customer, upon renewal of the contract, the future revenue derived from home warranties sold in this channel is classified as renewal revenue as described above.

Other

Other revenue primarily includes revenue generated by non-warranty home services and new home structural warranties, as well as ancillary services attributable to our home warranty contracts.

Deferred Customer Acquisition Costs

We capitalize the incremental costs of obtaining a contract with a customer and recognize the related expense using the input method in proportion to the costs expected to be incurred in performing services under the contract, over the expected customer relationship period. Deferred customer acquisition costs were $11 million and $12 million as of December 31, 2024 and 2023, respectively. Amortization of deferred customer acquisition costs was $12 million, $16 million and $19 million for the years ended December 31, 2024, 2023 and 2022, respectively. There were no impairment losses related to these capitalized costs during the years ended December 31, 2024, 2023 and 2022.

Deferred Policy Acquisition Costs

We capitalize certain costs related to the issuance of insurance policies under the new home warranty program as deferred policy acquisition costs and amortize these costs over the contract period. We anticipate that all deferred policy acquisition costs will be recoverable. Deferred policy acquisition costs were less than $1 million as of December 31, 2024, as the acquired balance from 2-10 HBW was eliminated in purchase accounting.

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

Contract Assets and Liabilities

Contract assets arise when we recognize revenue for our home warranty contracts prior to a customer being invoiced. These timing differences are created when the recognition of revenue in proportion to the costs expected to be incurred in performing the services under the contract are accelerated as compared to the recognition of revenue on a straight-line basis over the contract period. There were no contract assets as of December 31, 2024 and 2023.

Our contract liabilities consist of deferred revenue which is recognized when cash payments are received in advance of the performance of services, including when the amounts are refundable. Amounts are recognized as revenue in proportion to the costs expected to be incurred in performing services under our contracts.

A summary of the changes in deferred revenue, including the long-term portion, for the year ended December 31, 2024 is as follows:

(In millions)
Balance as of December 31, 2023	$102
Deferral of revenue	199
Acquired revenue	41
Recognition of deferred revenue	(208)
Balance as of December 31, 2024	$135

There was approximately $98 million of revenue recognized during the year ended December 31, 2024 that was included in the deferred revenue balance as of December 31, 2023.

Unearned Insurance Premium

New home structural warranty revenue is recognized over the life of the contract in proportion to the costs expected to be incurred in performing services under the contract. Amounts not earned and recognized to date are recognized as unearned insurance premium on the consolidated statement of financial position.

Deferred Reinsurance

In the normal course of business, we seek to reduce our loss exposure in the new home warranty program by reinsuring certain levels of risk with reinsurers. Premiums ceded are expensed over the term of underlying insurance policies, and the unexpired portion of reinsurance is deferred and recognized as deferred reinsurance on the consolidated statement of financial position.

Note 4. Goodwill and Intangible Assets

Goodwill and indefinite-lived intangible assets are not amortized and are subject to assessment for impairment on an annual basis, or more frequently if circumstances indicate a potential impairment. We perform our annual assessment for impairment on October 1 of every year.

In connection with the preparation of our consolidated financial statements for the third quarter of 2022, we determined that indicators of a potential goodwill and intangible assets impairment were present for our Streem reporting unit. In particular, we began to shift the focus of our Streem technology platform to primarily concentrate on integrating the technology into our core product offerings. We continued to license this technology to third-party business-to-business customers as a software-as-a-service platform but discontinued this third-party business at the end of 2024. This shift in focus resulted in significantly lower projected revenue for Streem. We performed an interim impairment analysis of the Streem reporting unit as of September 30, 2022. In performing the discounted cash flow analysis, we determined that the carrying amount of the Streem reporting unit exceeded its fair value. An impairment charge of $14 million was recognized during the third quarter of 2022, which comprised the remaining net carrying amount of Streem’s goodwill of $9 million and intangible assets of $5 million.

The balance of goodwill was $967 million and $503 million as of December 31, 2024 and 2023, respectively. During the year ended December 31, 2024, we acquired $464 million of goodwill in connection with the 2-10 HBW Acquisition. See Note 7 for additional information on the 2-10 HBW Acquisition. There were no goodwill impairment charges recorded in the years ended December 31, 2024 and 2023.

The following table provides a summary of the components of our intangible assets:

	As of December 31,
	2024			2023
(In millions)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trade names(1)	$141	$—	$141	$141	$—	$141
Value of business acquired	148	(1)	147	—	—	—
Home warranty customer relationships	214	(173)	41	173	(173)	—
Builder relationships	73	—	72	—	—	—
Developed technology	35	(19)	16	19	(17)	2
Other	63	(32)	31	32	(32)	—
Total	$673	$(225)	$448	$365	$(221)	$143

(1)
Not subject to amortization.

During the year ended December 31, 2024, in connection with the 2-10 HBW Acquisition, we acquired the following intangible assets:

		Weighted Average Useful Lives
(In millions)		(Years)
Value of business acquired	$148	13
Home warranty customer relationships	41	7
Builder relationships	73	12
Developed technology	16	5
Other	31	13
Total	$309

Amortization expense was $4 million, $4 million and $7 million for the years ended December 31, 2024, 2023 and 2022, respectively. As indicated above, an impairment charge of $5 million was recognized during the year ended December 31, 2022 related to Streem’s intangible assets. There were no intangible asset impairment charges recorded in the years ended December 31, 2024 and 2023.

The following table outlines expected amortization expense for existing intangible assets for the next five years:

(In millions)
2025	$51
2026	42
2027	37
2028	34
2029	31
Total	$195

Note 5. Leases

We have operating leases for our corporate headquarters located in Memphis, Tennessee, a collaboration center located in Scottsdale, Arizona and a technology collaboration center in Pune, India. We also continue to lease certain office space in other geographies, which we have, as indicated below, either exited or subleased. Our leases have remaining lease terms ranging from three years to 10 years, some of which include options to extend the leases for up to five years.

The weighted-average remaining lease term and weighted-average discount rate related to our operating leases are as follows:

	As of December 31,
	2024	2023
Weighted-average remaining lease term (years)	9	9
Weighted-average discount rate	6.5%	6.5%

We recognized operating lease expense of $1 million, $3 million and $4 million for the years ended December 31, 2024, 2023 and 2022, respectively. These expenses are included in selling and administrative expenses in the accompanying consolidated statements of operations and comprehensive income.

Supplemental statement of financial position information related to our operating lease liabilities is as follows:

	As of December 31,
(In millions)	2024	2023
Other accrued liabilities	$2	$2
Operating lease liabilities	20	16
Total operating lease liabilities	$22	$18

Supplemental cash flow information related to our operating leases is as follows:

	Year Ended December 31,
(In millions)	2024	2023	2022
Cash paid on operating lease liabilities(1)	$4	$4	$5
Right-of-use assets obtained in exchange for lease obligations	7	—	3

(1)
Amount is presented net of cash provided from sublease income.

In conjunction with the operating leases of our corporate headquarters located in Memphis, Tennessee, and our collaboration center located in Scottsdale, Arizona, we recognized $2 million in tenant improvement allowances during the year ended December 31, 2024, which is a non-cash investing activity.

The following table presents the maturities of our operating lease liabilities as of December 31, 2024:

(In millions)
2025(1)	$2
2026(1)	3
2027	4
2028	3
2029	3
Thereafter	13
Total future lease payments(1)	28
Less imputed interest	(7)
Total operating lease liabilities(1)	$21

(1)
Amount is presented net of future sublease income totaling $2 million, which relates to the years ending December 31, 2025 and 2026.

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

Note 6. Income Taxes

For the years ended December 31, 2024, 2023 and 2022, we had $3 million, $5 million and $8 million of unrecognized tax benefits, respectively, all of which would impact the effective tax rate if recognized.

The table below summarizes the changes in gross unrecognized tax benefits:

(In millions)
Balance as of December 31, 2022	$8
Decreases in tax positions for current year	(2)
Balance as of December 31, 2023	5
Decreases in tax positions for current year	(2)
Balance as of December 31, 2024	$3

Interest and penalties accrued on the liability for unrecognized tax benefits and recognized as income tax expense are less than $1 million as of December 31, 2024.

We are subject to taxation in the United States, various states and foreign jurisdictions. Due to expired statutes, the majority of our U.S. federal, state and local income tax returns for the years prior to 2021 are no longer subject to examination by tax authorities. Substantially all of our income before income taxes for the years ended December 31, 2024, 2023 and 2022 was generated in the United States.

The reconciliation of income tax computed at the U.S. federal statutory tax rate to our effective income tax rate is as follows:

	Year Ended December 31,
	2024	2023	2022
Tax at U.S. federal statutory rate	21.0%	21.0%	21.0%
State and local income taxes, net of U.S. federal benefit	2.6	2.4	0.7
Other permanent items	0.8	0.9	(0.2)
Stock-based compensation	0.3	1.2	2.2
Goodwill impairment	—	—	2.0
Tax credits	(0.7)	(0.7)	(3.2)
Uncertain tax positions	—	0.2	1.3
Effective rate	24.1%	25.0%	23.8%

Income tax expense is as follows:

	Year Ended December 31,
(In millions)	2024	2023	2022
Current:
U.S. federal	$63	$60	$28
State and local	10	10	4
Total current income taxes	74	70	32
Deferred:
U.S. federal	—	(11)	(7)
State and local	—	(3)	(2)
Total deferred income taxes	—	(13)	(10)
Provision for income taxes	$74	$57	$22

Significant components of our deferred tax balances are as follows:

	As of December 31,
(In millions)	2024	2023
Long-term deferred tax assets (liabilities):
Intangible assets	$(115)	$(45)
Unearned Revenue	38	—
Property and equipment	9	4
Deferred customer acquisition costs	(3)	(3)
Prepaid expenses and other assets	(2)	(2)
Operating lease right-of-use assets	(2)	(1)
Receivables allowances	1	1
Accrued liabilities	9	9
Other long-term liabilities	4	7
Operating lease liabilities	6	4
Deferred interest expense	5	(2)
Net operating loss and tax credit carryforwards	3	2
Valuation allowance	(2)	(1)
Net long-term deferred tax liabilities	$(49)	$(25)

Note 7. Acquisition

On December 19, 2024, we completed the acquisition of all of the issued and outstanding common stock of 2-10 HBW pursuant to a purchase agreement dated June 3, 2024 for aggregate cash consideration of $585 million, subject to certain customary adjustments based on, among other things, the amount of cash, debt, transaction expenses, working capital and regulatory capital in the business of 2-10 HBW as of the closing of the transaction. 2-10 HBW is a leading provider of new home structural warranties that provide home builders insurance-backed coverage and/or administrative services for workmanship, systems and/or structural failures. 2-10 HBW is also a provider of home warranties.

We entered into an amendment to our Credit Agreement, which also became effective on December 19, 2024, in part, to fund the 2-10 HBW Acquisition. See Note 12 for additional information on the debt refinancing transactions.

Total consideration as of December 19, 2024, is as follows:

(In millions)
Cash consideration paid	$425
Payment of 2-10 HBW indebtedness	157
Payment of 2-10 HBW transaction costs	15
Payment of escrow	10
Total purchase price consideration	607
Less: Acquired 2-10 HBW cash	(24)
Total purchase price consideration, net of cash acquired	$583

A summary of the consideration paid and the amounts of identified assets acquired and liabilities assumed at the acquisition date, as determined based on management's preliminary assessment of the acquisition date fair value, is as follows:

(In millions)
Cash and cash equivalents	$24
Marketable securities	15
Receivables	4
Prepaid expenses and other current assets	8
Property and equipment, net	6
Goodwill	464
Intangible assets	309
Long-term marketable securities	39
Deferred reinsurance	66
Reinsurance recoverables	9
Accounts payable	(1)
Accrued liabilities:
Payroll and related expenses	(8)
Home warranty claims	(7)
Other	(6)
Deferred revenue	(29)
Deferred tax liabilities, net	(25)
Unearned insurance premium	(234)
Unpaid losses and loss adjustment reserves	(12)
Long-term deferred revenue	(12)
Other long-term liabilities	(1)
Total consideration paid	$607

As of December 31, 2024, the purchase price allocation for this acquisition has not been finalized. In particular, we are still evaluating the fair value of certain intangible assets. As we finalize the fair value of assets acquired and liabilities assumed, additional purchase price adjustments may be recorded during the measurement period in 2025.

We recognized $6 million of revenue and $2 million of net loss during the year ended December 31, 2024 related to the operations of 2-10 HBW for the period from December 19, 2024 through December 31, 2024.

In conjunction with the 2-10 HBW Acquisition, we recognized acquisition-related costs of $17 million during the year ended December 31, 2024. These charges represent direct third-party costs, including legal, accounting and financial advisory fees and are included in selling and administrative expenses in the accompanying consolidated statements of operations and comprehensive income.

A summary of unaudited pro forma financial information related to our consolidated operating results as if the 2-10 HBW Acquisition occurred as of January 1, 2023 is as follows:

	Year Ended December 31,
(In millions)	2024	2023
Revenue	$2,028	$1,967
Net Income	$194	$131

The unaudited pro forma financial information reflects pro forma adjustments to give effect to certain events management believes to be directly attributable to the acquisition. These pro forma adjustments include amortization and depreciation on acquired property and equipment and intangible assets. Additionally, the debt refinancing transactions that occurred contemporaneously with the closing of the 2-10 HBW acquisition are assumed to have occurred on January 1, 2023, and historical interest expense associated with repaid borrowings associated with the Prior Credit Facilities have been removed.

Note 8. Restructuring Charges

We incurred restructuring charges of $8 million ($6 million, net of tax), $16 million ($12 million, net of tax) and $20 million ($15 million, net of tax) for the years ended December 31, 2024, 2023 and 2022, respectively.

In 2024, restructuring charges included $7 million of severance costs and $1 million of expenses related to the exit of certain operating leases.

In 2023, restructuring charges included $10 million in non-cash impairment charges related to the operating lease right-of-use assets and related property and equipment of certain of our leased and company-owned facilities as discussed further in Note 6 to the accompanying consolidated financial statements, $2 million of professional fees and $3 million of severance costs. The impairment charges were the result of our decision to exit the leased and company-owned properties. The severance costs related to our continued review and optimization of selling, general and administrative expenses.

In 2022, restructuring charges included an $11 million impairment charge related to our prior corporate headquarters facility operating lease right-of-use asset and leasehold improvements, a $2 million impairment of certain internally developed software, $1 million of accelerated depreciation related to the early termination of a lease, and $6 million of severance and other costs. Severance costs of $2 million related to a reduction in workforce of seven percent as part of our completed strategic review of selling and administrative expenses.

The pre-tax charges discussed above are included in restructuring charges in the accompanying consolidated statements of operations and comprehensive income.

As of December 31, 2024 and 2023, there were $4 million and less than $1 million, respectively, of accrued restructuring charges on the accompanying consolidated balance sheets. During the year ended December 31, 2024, less than $1 million of the prior year accrued restructuring charges were paid or otherwise settled.

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

Unpaid losses and loss adjustment reserves represent the estimated ultimate cost of settling all new home structural warranty claims and includes the estimated costs of claims incurred but not reported as of the balance sheet date. The reserve is based upon the facts of each case and the Company’s experience with similar cases. The establishment of appropriate reserves is an inherently uncertain and complex process. Reserve estimates are primarily derived using an actuarial estimation process in which historical loss patterns are applied to actual paid losses and reported losses (paid losses plus individual case reserves established by claim adjusters) to create an estimate of how losses are likely to develop over time. We regularly review our estimates of unpaid losses and adjust our estimates when appropriate. The Company reports its unpaid losses and loss adjustment reserves gross of the amounts related to unpaid losses recoverable from reinsurers and net of amounts ceded to reinsurers.

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

Note 10. Stock-Based Compensation

The Omnibus Plan permits the grant to certain employees, consultants and non-employee directors of Frontdoor different forms of awards, including non-qualified stock options, performance options, RSUs, performance shares, RSAs and deferred share equivalents. Upon adoption, 14,500,000 shares were reserved for grants under the Omnibus Plan. Our compensation committee determines the long-term incentive mix of awards to our employees and may authorize new grants annually. As of December 31, 2024, 8,761,706 shares remain available for future grants.

Stock Options

Stock options are exercisable based on the terms outlined in the applicable award agreement and have generally vested over a period of four years. The grant date fair value of stock options is determined using the Black-Scholes option pricing model with the assumptions noted in the following table. A historical daily measurement of volatility is determined based on our and our peer companies’ average volatility. The risk-free interest rate is determined by reference to the outstanding U.S. Treasury note with a term equal to the expected life of the option granted. The expected life represents the period of time that options are expected to be outstanding and was calculated using the simplified approach due to our lack of historical experience upon which to estimate the expected lives of the options.

	Year Ended December 31,
Assumption	2024	2023	2022
Expected volatility	40.5%	54.9%	50.7%
Expected dividend yield	0.0%	0.0%	0.0%
Expected life (in years)	6.1	6.1	6.1
Risk-free interest rate	4.21%	3.71%	2.38%

During the years ended December 31, 2024, 2023 and 2022, we granted options to purchase 576,260 shares, 661,231 shares and 568,623 shares of our common stock, respectively, at weighted-average exercise prices of $31.94 per share, $26.67 per share and $28.64 per share, respectively. The weighted-average grant-date fair values of the options granted during the years ended December 31, 2024, 2023 and 2022 were $14.81 per share, $12.49 per share and $14.54 per share, respectively. During the year ended December 31, 2024, we applied a forfeiture assumption of 15 percent per annum in the recognition of the expense related to these options, with the exception of the options held by our CEO for which we applied a forfeiture rate of zero percent. The total intrinsic value of options exercised was $6 million, $1 million and less than $1 million for the years ended December 31, 2024, 2023 and 2022, respectively.

A summary of option activity under the Omnibus Plan during the year ended December 31, 2024 is presented below:

	Stock Options	Weighted- average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted- average Remaining Contractual Term (in years)
Outstanding as of December 31, 2023	1,327,338	$31.97	$7	7.79
Granted to employees	576,260	31.94
Exercised	(352,903)	31.81
Forfeited	(186,124)	30.47
Expired	(34,540)	41.94
Outstanding as of December 31, 2024	1,330,031	$31.94	$30	7.65
Exercisable as of December 31, 2024	518,157	34.72	10	6.02

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

During the years ended December 31, 2023 and 2022 we granted options to purchase 652,004 and 272,503 shares of our common stock, respectively, with a weighted-average exercise price of $26.42 per share and $24.74 per share, respectively. We did not issue any performance options under the Omnibus Plan during the year ended December 31, 2024. The weighted-average grant date fair values of the performance options granted during the years ended December 31, 2023 and 2022 were $10.40 per share and $11.50 per share, respectively. During the year ended December 31, 2024, we applied a forfeiture assumption of 15 percent per annum in the recognition of the expense related to these performance options, with the exception of the options held by our CEO for which we applied a forfeiture rate of zero percent. The total intrinsic value of options exercised was $3 million for the year ended December 31, 2024. No performance options were exercised during the years ended December 31, 2023 and 2022.

A summary of performance options activity under the Omnibus Plan during the year ended December 31, 2024 is presented below:

	Performance Options	Weighted- average Grant Date Fair Value
Outstanding as of December 31, 2023	767,144	$10.65
Granted to employees	—	—
Exercised	(121,950)	10.46
Forfeited	—	—
Outstanding as of December 31, 2024	645,194	$10.69

RSUs

RSUs vest based on the terms outlined in the applicable award agreement, which is generally over a period of three years. The grant date fair value of RSUs is determined using the closing market price of our common stock on the trading day that immediately precedes the grant date.

During the years ended December 31, 2024, 2023 and 2022, we granted 812,939 RSUs, 920,369 RSUs and 1,146,733 RSUs, respectively, with weighted-average grant date fair values of $32.16 per unit, $26.60 per unit and $28.00 per unit, respectively. During the year ended December 31, 2024, we applied a forfeiture assumption of 15 percent per annum in the recognition of the expense related to these RSUs, with the exception of the awards held by our CEO for which we applied a forfeiture rate of zero percent. The total fair value of RSUs vested during the years ended December 31, 2024, 2023 and 2022 was $16 million, $13 million and $13 million, respectively.

A summary of RSU activity under the Omnibus Plan during the year ended December 31, 2024 is presented below:

	RSUs	Weighted- average Grant Date Fair Value
Outstanding as of December 31, 2023	1,286,173	$28.06
Granted to employees	812,939	32.16
Vested	(541,799)	29.67
Forfeited	(245,921)	29.47
Outstanding as of December 31, 2024	1,311,392	$29.68

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

During the years ended December 31, 2024 and 2022, we granted 217,527 and 285,801 performance shares, respectively, with a weighted-average grant date fair value of $31.95 and $28.03 per share, respectively. We did not issue any performance shares under the Omnibus Plan during the year ended December 31, 2023. During the year ended December 31, 2024, we applied a forfeiture assumption of 15 percent per annum in the recognition of the expense related to these performance shares, with the exception of the awards held by our CEO for which we applied a forfeiture rate of zero percent. The total fair value of performance shares vested during the year ended December 31, 2024 was $1 million. No performance shares vested during the years ended December 31, 2023 and 2022.

A summary of performance share activity under the Omnibus Plan during the year ended December 31, 2024 is presented below:

	Performance Shares	Weighted- average Grant Date Fair Value
Outstanding as of December 31, 2023	133,492	$33.01
Granted to employees	217,527	31.95
Vested	(17,591)	51.07
Forfeited	(60,221)	31.95
Outstanding as of December 31, 2024	273,207	$30.49

ESPP

On March 21, 2019, our board of directors approved and recommended for approval by our stockholders the ESPP, which was approved by our stockholders on April 29, 2019 and became effective for offering periods commencing July 1, 2019. The ESPP is intended to qualify for favorable tax treatment under Section 423 of the Code. Under the plan, eligible employees may purchase common stock, subject to IRS limits, during pre-specified offering periods at a discount established by Frontdoor not to exceed 15 percent of the then current fair market value. A maximum of 1,250,000 shares of our common stock are authorized for sale under the plan. During the years ended December 31, 2024, 2023 and 2022, we issued 26,425 shares, 31,288 shares and 53,353 shares, respectively, under the ESPP. There were 1,048,057 shares available for issuance under the ESPP as of December 31, 2024.

Stock-based compensation expense

We recognized stock-based compensation expense of $26 million ($20 million, net of tax), $26 million ($22 million, net of tax) and $22 million ($19 million, net of tax) for the years ended December 31, 2024, 2023 and 2022, respectively. These charges are included in selling and administrative expenses in the accompanying consolidated statements of operations and comprehensive income.

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

As of December 31, 2024, there was $35 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options, performance options, RSUs, performance shares and RSAs. These costs are expected to be recognized over a weighted-average period of 2.06 years.

Note 11. Employee Benefit Plans

We currently maintain a defined contribution plan for the benefit of our employees, the Frontdoor, Inc. 401(k) Plan. Discretionary contributions made on behalf of our employees were $5 million, $4 million and $4 million for the years ended December 31, 2024, 2023 and 2022, respectively. These charges are included in selling and administrative expenses in the accompanying consolidated statements of operations and comprehensive income.

Note 12. Long-Term Debt

Long-term debt is summarized in the following table:

	As of December 31,
(In millions)	2024	2023
Term Loan A maturing in 2029(1)	$412	$—
Term Loan B maturing in 2031(2)	788	—
Revolving Credit Facility maturing in 2029	—	—
Prior Term Loan A maturing in 2026(3)	—	226
Prior Term Loan B maturing in 2028(4)	—	367
Revolving Credit Facility maturing in 2026	—	—
Total debt	1,199	593
Less current portion	(29)	(17)
Total long-term debt	$1,170	$577

(1)
Term Loan A maturing in 2029 is presented net of unamortized debt issuance costs of $6 million as of December 31, 2024.
(2)
Term Loan B maturing in 2031 is presented net of unamortized debt issuance costs of $10 million as of December 31, 2024 and unamortized discount of $2 million as of December 31, 2024.
(3)
Term Loan A maturing in 2026 is presented net of unamortized debt issuance costs of $1 million as of December 31, 2023.
(4)
Term Loan B maturing in 2028 is presented net of unamortized debt issuance costs of $2 million as of December 31, 2023 and unamortized discount of $1 million as of December 31, 2023.

Credit Facilities

On June 17, 2021, we entered into the Credit Agreement, which provided for a $260 million Prior Term Loan A maturing June 17, 2026, a $380 million Prior Term Loan B maturing June 17, 2028 and a $250 million Prior Revolving Credit Facility terminating June 17, 2026.

On March 8, 2023, in connection with the planned phase-out of LIBOR, we entered into the first amendment to the Credit Agreement for the purpose of replacing LIBOR with SOFR as the benchmark rate under the Credit Agreement. This change was effective in March 2023 for the Prior Term Loan A and the Prior Revolving Credit Facility and effective in June 2023 for the Prior Term Loan B.

On December 19, 2024, we entered into the second amendment to the Credit Agreement, which provides for a $418 million Term Loan A maturing December 19, 2029, an $800 million Term Loan B maturing December 19, 2031 and a $250 million Revolving Credit Facility terminating December 19, 2029. The net proceeds from the transaction were used to repay the Prior Term Loan Facilities, including accrued and unpaid interest, to fund the 2-10 HBW Acquisition, which also closed on December 19, 2024, and to pay related fees and expenses of all these transactions with the remainder designated to fund share repurchases or for other general corporate purposes.

In connection with the second amendment to the Credit Agreement, we repaid all of the then current outstanding principal amounts of the Prior Term Loan Facilities, consisting of $218 million related to the Prior Term Loan A and $368 million related to the Prior Term Loan B, and recorded a loss on extinguishment of debt of $3 million, which included the write-off of unamortized debt issuance costs and original issue discount. Additionally, on December 19, 2024, we amended and restated the Revolving Credit Facility, which carried, and continues to carry, a $2 million balance.

We are required to make quarterly installment payments on Term Loan A equal to five percent per annum of the original principal amount commencing on the last day of each quarter beginning on March 31, 2025. The interest rates applicable to Term Loan A and the Revolving Credit Facility are based on a fluctuating rate of interest based on the Consolidated First Lien Leverage Ratio (as defined in the Amended Credit Agreement) and measured by reference to either, at our option, (i) an adjusted SOFR plus a margin range of 1.50 percent to 2.00 percent per annum or (ii) an alternate base rate plus a margin range of 0.50 percent to 1.00 percent per annum.

We are required to make quarterly installment payments on Term Loan B equal to one percent per annum of the original principal amount commencing on the last day of each quarter beginning on March 31, 2025. The interest rates applicable to Term Loan B are based on a fluctuating rate of interest measured by reference to either, at our option, (i) an adjusted SOFR plus a margin of 2.25 percent per annum or (ii) an alternate base rate plus a margin of 1.25 percent per annum.

The obligations under the Credit Agreement are guaranteed by certain subsidiaries (collectively, the “Guarantors”) and are secured by substantially all of the material tangible and intangible assets of Frontdoor and the Guarantors, subject to certain customary exceptions.

The terms of the Revolving Credit Facility entered into on December 19, 2024 are substantially the same as the terms of the Prior Revolving Credit Facility, except for the extended maturity. The Revolving Credit Facility provides for senior secured revolving loans and stand-by and other letters of credit. As of December 31, 2024, we had $2 million of letters of credit outstanding under the Revolving Credit Facility. The letters of credit are posted in lieu of cash to satisfy regulatory requirements in certain states in which we operate. The Credit Agreement contains covenants that limit or restrict our ability, including the ability of certain of our subsidiaries, to incur additional indebtedness, repurchase debt, incur liens, sell assets, make certain payments (including dividends) and enter into transactions with affiliates; therefore, from time to time, our ability to draw on the Revolving Credit Facility may be limited. As of December 31, 2024, the available borrowing capacity under the Revolving Credit Facility was $248 million.

As of December 31, 2024, we were in compliance with the covenants under the Credit Agreement.

Interest Rate Swaps

On October 24, 2018, we entered into an interest rate swap contract effective October 31, 2018 that expires on August 16, 2025. The notional amount of the agreement is $350 million. Under the terms of the agreement, we will pay a fixed rate of interest of 3.028 percent on the notional amount, and we will receive a floating rate of interest (based on SOFR, subject to a floor of zero percent) on the notional amount. As a result, through August 16, 2025, $350 million of the Amended Term Loan Facilities is fixed at a rate of 3.028 percent, plus the incremental borrowing margin of 2.25 percent.

In connection with the Amended Credit Facility, we entered into an additional interest rate swap contract effective December 19, 2024 that expires on December 31, 2029. The initial notional amount of the agreement is $299 million with additional step up and step down provisions embedded in the contract. The notional amount steps up in August 2025 by $350 million upon the expiration of the company's other interest rate swap contract. The notional amount steps down over the term of the agreement on a basis that correlates with the scheduled principal payments on the Amended Term Loan Facilities. Under the terms of the agreement, we will pay a fixed rate of interest of 4.140 percent on the notional amount, and we will receive a floating rate of interest (based on SOFR, subject to a floor of zero percent) on the notional amount. As a result, a portion of the outstanding principal balance on the Amended Term Loan Facilities in an amount that correlates with the then current notional amount of this interest rate swap contract is fixed at a rate of 4.140 percent, plus the incremental borrowing margin of 2.25 percent.

Scheduled Debt Payments

The following table presents future scheduled debt payments as of December 31, 2024:

(In millions)
2025	$29
2026	29
2027	29
2028	29
2029	342
Thereafter	760
Total future scheduled debt payments	1,218
Less unamortized debt issuance costs	(17)
Less unamortized discount	(2)
Total debt	$1,199

Note 13. Segments

We operate as one operating and reportable segment, primarily under the American Home Shield brand. The majority of our revenue is generated from home warranty contracts entered into with our customers. The accounting policies applied to our one operating and reportable segment are described in Note 2.

Our chief operating decision maker (“CODM”), who is our Chief Executive Officer, regularly evaluates financial information, primarily revenue, net income and other measures, on a consolidated basis in deciding how to allocate resources and in assessing performance. Additionally, consolidated revenue is one key component of our incentive compensation program.

Information for our one operating and reportable segment is as follows:

	Year Ended December 31,
(In millions)	2024	2023	2022
Revenue	$1,843	$1,780	$1,662
Cost of services rendered	852	895	952
Sales and marketing costs	307	299	253
Customer service costs	104	106	112
General and administrative costs	201	176	157
Other segment items (1)	145	133	117
Net Income	$235	$171	$71

Total Assets	$2,107	$1,089	$1,082

(1)
Other segment items include depreciation and amortization expense, goodwill and intangible impairment, restructuring charges, interest expense, interest and net investment income, loss on extinguishment of debt and provision for income taxes.

Note 14. Supplemental Cash Flow Information

Supplemental information relating to our accompanying consolidated statements of cash flows is as follows:

	Year Ended December 31,
(In millions)	2024	2023	2022
Cash paid for (received from):
Interest expense	$39	$38	$29
Interest income	(19)	(16)	(3)
Income tax payments, net of refunds	82	72	26

Note 15. Cash and Marketable Securities

Cash, money market funds and certificates of deposits with maturities of three months or less when purchased are included in Cash and cash equivalents in the accompanying consolidated and combined statements of financial position. As of December 31, 2024, short- and long-term marketable securities primarily consisted of certificates of deposit, corporate bonds, mortgage-backed securities and U.S. government obligations and are classified as available-for-sale securities. As of December 31 2023, marketable securities were less than $1 million.

The amortized cost, fair value and gross unrealized gains and losses of our marketable securities are as follows:

(In millions)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Fair Value
As of December 31, 2024
Certificates of deposit	$12	$—	$—	$12
Corporate bonds	14	—	—	14
Mortgage-backed securities	12	—	—	12
U.S. government and municipal obligations	14	—	—	14
Total assets	$53	$—	$—	$53

There were no unrealized losses which had been in a loss position for more than one year as of December 31, 2024.

Gains and losses on sales of investments, as determined on a specific identification basis, are included in investment income in the period they are realized. We periodically review our portfolio of investments to determine whether there has been an other than temporary decline in the value of the investments from factors such as deterioration in the financial condition of the issuer or the market(s) in which the issuer competes. There were no proceeds, maturities, gross realized gains and gross realized losses resulting from sales of available-for-sale securities. There were no impairment charges due to other than temporary declines in the value of certain investments for the years ended December 31, 2024, 2023, and 2022.

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The amortized cost, fair value and gross unrealized gains and losses of our marketable securities by contractual maturity are as follows:

	As of December 31, 2024
(In millions)	Amortized Cost	Fair Value
Due to mature
One year or less	$15	$15
After one year through five years	16	16
After five years through ten years	8	8
After ten years	2	2
Mortgage-backed securities	12	12
Total marketable securities	$53	$53

Note 16. Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss), unrealized gains (losses) on derivative instruments and unrealized gains (losses) on marketable securities. We disclose comprehensive income (loss) in the accompanying consolidated statements of operations and comprehensive income and consolidated statements of changes in equity.

A summary of the changes in AOCI is as follows:

(In millions)
Balance as of December 31, 2022	$8
Other comprehensive income (loss) before reclassifications:
Pre-tax amount	4
Tax provision (benefit)	1
After-tax amount	3
Amounts reclassified from AOCI1)	(5)
Net current period other comprehensive income (loss)	(3)
Balance as of December 31, 2023	$6
Other comprehensive income (loss) before reclassifications:
Pre-tax amount	—
Tax provision (benefit)	—
After-tax amount	—
Amounts reclassified from AOCI(1)	(6)
Net current period other comprehensive income (loss)	(6)
Balance as of December 31, 2024	$—

(1)
Amounts are net of income taxes. See the table below on reclassifications out of AOCI for additional information.

A summary of reclassifications out of AOCI is as follows:

	Year Ended December 31,
(In millions)	2024	2023	2022
Gain (loss) on interest rate swap contracts(1)	$8	$7	$(5)
Impact of income taxes(2)	(2)	(2)	1
Total reclassifications during the period	$6	$5	$(4)

(1)
Included in interest expense in the accompanying consolidated statements of operations and comprehensive income.
(2)
Included in provision for income taxes in the accompanying consolidated statements of operations and comprehensive income.

Note 17. Derivative Financial Instruments

We currently use a derivative financial instrument to manage risks associated with changes in interest rates by hedging the interest payments on a portion of our variable rate debt through the use of interest rate swap contracts. We do not hold or issue derivative financial instruments for trading or speculative purposes. In designating derivative financial instruments as hedging instruments under accounting standards for derivative instruments, we formally document the relationship between the hedging instrument and the hedged item, as well as the risk management objective and strategy for the use of the hedging instrument. This documentation includes linking the derivatives to forecasted transactions. We assess at the time a derivative contract is entered into, and at least quarterly thereafter, whether the derivative item is effective in offsetting the projected cash flows of the associated forecasted transaction.

Our interest rate swap contracts are classified as cash flow hedges, and, as such, are recorded in the accompanying consolidated statements of financial position on an individual basis as either an asset or liability at fair value, with changes in fair value recorded in AOCI. Cash flows related to the interest rate swap contracts are classified as operating activities in the accompanying consolidated statements of cash flows.

The effective portion of the gain or loss on our interest rate swap contracts are recorded in AOCI. These amounts are reclassified into earnings in the same period or periods during which the hedged forecasted debt interest settlement affects earnings. See Note 15 to the accompanying consolidated financial statements for the effective portion of the gain or loss on derivative instruments recorded in AOCI and for the amounts reclassified out of AOCI and into earnings during the periods presented. As the underlying forecasted transactions occur during the next 12 months, we estimate the unrealized hedging gain in AOCI expected to be recognized in earnings is $2 million, net of tax, as of December 31, 2024. The amounts ultimately reclassified into earnings during the next 12 months will be determined based on the actual interest rates in effect at the time the positions are settled, and as a result, they could differ materially from our estimate noted above.

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

The period-end carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate their fair values due to the short-term maturities of these financial instruments. The period-end carrying amounts of short- and long-term marketable securities also approximate fair value and primarily consists of available-for-sale debt securities. Unrealized gains and losses are reported net of tax as a component of AOCI in the accompanying consolidated statements of financial position. Any unrealized losses where the decline in value is other than temporary are reported in interest and net investment income in the accompanying consolidated statements of operations and comprehensive income. There were no other than temporary declines in value for the periods ended December 31, 2024 and 2023. As of December 31, 2024 and 2023, the carrying amounts of our total debt were $1,199 million and $593 million, respectively, and the estimated fair values were $1,211 million and $598 million, respectively. The fair value of our debt was estimated based on available market prices for the same or similar instruments that are considered significant other observable inputs (Level 2) within the fair value hierarchy and was based on information available to us as of the respective period end dates.

We determine the fair value of our interest rate swap contracts using a forward interest rate curve obtained from a third-party market data provider. The fair value of each contract is the sum of the expected future settlements between the contract counterparties, discounted to present value. The expected future settlements are determined by comparing the contract interest rates to the expected forward interest rate as of each settlement date and applying the difference between these two rates to the notional amounts of debt in the interest rate swap contracts.

We did not change our valuation techniques for measuring the fair value of any financial assets and liabilities during the year ended December 31, 2024. Transfers between hierarchy levels, if any, are recognized at the end of the reporting period. There were no transfers between hierarchy levels during the year ended December 31, 2024.

The carrying amount and estimated fair value of our financial instruments that are recorded at fair value on a recurring basis for the periods presented are as follows:

		Estimated Fair Value Measurements
(In millions)	Carrying Value	Quote Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2024:
Marketable securities	$15	$6	$9	$—
Other assets	3	—	3	—
Long-term marketable securities	38	2	36	—
Total assets	$56	$8	$48	$—
Other long-term liabilities	$3	$—	$3	$—
Total liabilities	$3	$—	$3	$—

As of December 31, 2023:
Prepaid expenses and other current assets	$5	$—	$5	$—
Other assets	2	—	2	—
Total assets	$7	$—	$7	$—

Note 19. Capital Stock

We are authorized to issue 2,000,000,000 shares of common stock. As of December 31, 2024, there were 87,434,468 shares of common stock issued and 75,314,243 shares of common stock outstanding. As of December 31, 2023, there were 86,553,387 shares of common stock issued and 78,378,511 shares of common stock outstanding. We have no other classes of equity securities issued or outstanding.

Note 20. Share Repurchase Program

On July 26, 2024, our Board of Directors approved a new share repurchase authorization of up to $650 million of our common stock over the three-year period from September 4, 2024 through September 4, 2027. Purchases under this new repurchase program may be made from time to time by the company in the open market at prevailing market prices (including through a Rule 10b5-1 Plan), in privately negotiated transactions, or through any combination of these methods, through September 4, 2027. The actual timing, number, manner and value of any shares repurchased will depend on several factors, including the market price of the company’s stock, general market and economic conditions, the company’s liquidity requirements, applicable legal requirements and other business considerations. The repurchase program does not obligate us to acquire any number of shares in any specific period or at all and may be suspended or discontinued at any time at our discretion. As of December 31, 2024, we repurchased a total of 709,077 outstanding shares at an aggregate cost of $41 million under this program, which is included in treasury stock on the accompanying consolidated statements of financial position.

On September 3, 2024, our previous repurchase authorization of up to $400 million expired. We repurchased a total of 11,319,091 outstanding shares at an aggregate cost of $400 million under this previous program, which is included in treasury stock on the accompanying consolidated statements of financial position.

A summary of repurchases of outstanding shares is as follows:

	Year Ended December 31,
(In millions, except per share data)	2024	2023	2022
Number of shares purchased	3,945,349	3,604,625	1,917,350
Average price paid per share(1)	$40.43	$33.29	$30.51
Cost of shares purchased(1)	$160	$120	$59

(1)
The average price paid per share and the cost of shares purchased are calculated on a trade date basis and exclude associated commissions and taxes of $2 million, $1 million and less than $1 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

A summary of the calculations of our basic and diluted earnings per share is as follows:

	Year Ended December 31,
(In millions, except per share data)	2024	2023	2022
Net Income	$235	$171	$71
Weighted-average common shares outstanding	77.0	80.5	81.8
Effect of dilutive securities:
RSUs(1)	0.6	0.3	0.1
Stock options(2)	0.2	—	—
Performance options(3)	0.2	—	—
Weighted-average common shares outstanding - assuming dilution:	78.0	80.9	82.0
Basic earnings per share	$3.05	$2.13	$0.87
Diluted earnings per share	$3.01	$2.12	$0.87

(1)
RSUs of 384,580 shares, 507,005 shares and 769,704 shares for the years ended December 31, 2024, 2023 and 2022, respectively, were not included in the diluted earnings per share calculation because their effect would have been anti-dilutive.
(2)
Stock options to purchase 657,029 shares, 1,276,776 shares and 1,357,963 shares for the years ended December 31, 2024, 2023 and 2022, respectively, were not included in the diluted earnings per share calculation because their effect would have been anti-dilutive.
(3)
Performance options to purchase 646,230 shares and 159,769 shares for the years ended December 31, 2023 and 2022, respectively, were not included in the diluted earnings per share calculation because their effect would have been anti-dilutive. There were no anti-dilutive performance options for the year ended December 31, 2024.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Frontdoor, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Frontdoor, Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 27, 2025, expressed an unqualified opinion on those financial statements.

As described in the Report of Management on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at 2-10 Holdco, Inc., which was acquired on December 19, 2024, and whose financial statements constitute 45% of total assets and 0.3% of total revenue of the consolidated financial statement amounts as of and for the year ended December 31, 2024. Accordingly, our audit did not include the internal control over financial reporting for the acquired business.

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

February 27, 2025

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The design of any disclosure controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this Annual Report on Form 10-K, were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Consistent with guidance issued by the SEC that an assessment of internal controls over financial reporting of a recently acquired business may be omitted from management’s evaluation of disclosure controls and procedures, management is excluding an assessment of such internal controls of 2-10 HBW from its evaluation of the effectiveness of our disclosure controls and procedures. We acquired 2-10 HBW on December 19, 2024. 2-10 HBW represented approximately 45% of our consolidated total assets and 0.3% of our consolidated total revenues as of and for the year ended December 31, 2024.

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

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Consistent with guidance issued by the SEC that an assessment of a recently acquired business may be omitted from management's report on internal control over financial reporting in the year of acquisition, management excluded an assessment of the effectiveness of our internal control over financial reporting related to 2-10 HBW as described above. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2024.

Our independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of our internal controls over financial reporting as of December 31, 2024 and has expressed an unqualified opinion in their report which is included herein.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item for the company will be set forth in the company’s Proxy Statement for the 2025 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item for the company will be set forth in the company’s Proxy Statement for the 2025 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item for the company will be set forth in the company’s Proxy Statement for the 2025 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item for the company will be set forth in the company’s Proxy Statement for the 2025 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item for the company will be set forth in the company’s Proxy Statement for the 2025 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a). Financial Statements, Schedules and Exhibits.

1. Financial Statements

Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34) contained in Item 8 of this Annual Report on Form 10-K.	48
Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2024, 2023 and 2022 contained in Item 8 of this Annual Report on Form 10-K.	50
Consolidated Statements of Financial Position as of December 31, 2024 and 2023 contained in Item 8 of this Annual Report on Form 10-K.	51
Consolidated Statements of Changes in Equity for the years ended December 31, 2024, 2023 and 2022 contained in Item 8 of this Annual Report on Form 10-K.	52
Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022 contained in Item 8 of this Annual Report on Form 10-K.	53
Notes to the Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.	54

2. Exhibits	80

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

3. Financial Statements Schedules

The following information is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the financial statements contained in Item 8 of this Annual Report on Form 10-K:

Schedule I—Frontdoor, Inc. (Parent Company Only) Condensed Financial Information	83
Schedule II—Valuation and Qualifying Accounts	88

ITEM 16. FORM 10-K SUMMARY

None.

EXHIBIT INDEX

Exhibit Number	Description
2.1

Share Purchase Agreement, dated June 3, 2024, by and among Frontdoor, Inc., 2-10 HBW Acquisition, L.P. and 2-10 Holdco, Inc (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on June 4, 2024).

3.1	Restated Certificate of Incorporation of Frontdoor, Inc. (incorporated by reference to Exhibit 3.1 to Frontdoor’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021).
3.2	Amended and Restated Bylaws of Frontdoor, Inc. (incorporated by reference to Exhibit 3.2 to Frontdoor’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023).
4.1	Description of Securities. (incorporated by reference to Exhibit 4.1 to Frontdoor’s Annual Report on Form 10-K for the year ended December 31, 2023).
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

10.6

Amendment No. 2, dated as of December 19, 2024, to the Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.1 to Frontdoor’s Current Report on Form 8-K filed on December 19, 2024).

10.7#

Offer Letter dated July 5, 2018, from Frontdoor, Inc. to Jeffrey Fiarman (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to Frontdoor’s Registration Statement on Form 10 filed on August 30, 2018).

10.8#	Frontdoor, Inc. 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to Frontdoor’s Registration Statement on Form 10 filed on August 30, 2018).
10.9#

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

10.11#	Frontdoor, Inc. 2019 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to Frontdoor’s Current Report on Form 8-K filed on May 2, 2019).
10.12#

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

10.14#

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

10.18#

Offer Letter dated December 1, 2022, from Frontdoor, Inc. to Jessica Ross (incorporated by reference to Exhibit 10.26 to Frontdoor’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023).

10.19#	Frontdoor, Inc. Executive Severance Policy (incorporated by reference to Exhibit 10.28 to Frontdoor’s Annual Report on Form 10-K for the year ended December 31, 2022).
10.20#

Form of Performance Share Grant Notice under the Frontdoor, Inc. 2018 Omnibus Incentive Plan, effective March 2024 (incorporated by reference to Exhibit 10.1 to Frontdoor’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024).

Exhibit Number	Description
10.21#

Form of Restricted Stock Unit Agreement under the Frontdoor, Inc. Omnibus Incentive Plan, effective March 2024 (incorporated by reference to Exhibit 10.2 to Frontdoor’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024).

19*	Frontdoor, Inc. Securities Trading Policy.
21*	List of Subsidiaries.
23*	Consent of Deloitte & Touche LLP.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a - 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a - 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1#	Frontdoor, Inc. Executive Clawback Policy (incorporated by reference to Exhibit 97.1 to Frontdoor’s Annual Report on Form 10-K for the year ended December 31, 2023).
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104*	Cover page formatted as Inline XBRL and included in Exhibit 101.

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

FRONTDOOR, INC.

Date: February 27, 2025	By:	/s/ William C. Cobb
		Name:	William C. Cobb
		Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 27, 2025	By:	/s/ William C. Cobb
		Name:	William C. Cobb
		Title:	Chairman of the Board, Director and Chief Executive Officer (principal executive officer)

Date: February 27, 2025	By:	/s/ Jessica P. Ross
		Name:	Jessica P. Ross
		Title:	Senior Vice President and Chief Financial Officer (principal financial officer)

Date: February 27, 2025	By:	/s/ Chastitie S. Brim
		Name:	Chastitie S. Brim
		Title:	Vice President, Chief Accounting Officer and Controller (principal accounting officer)

Date: February 27, 2025	By:	/s/ Lara H. Balazs
		Name:	Lara H. Balazs
		Title:	Director

Date: February 27, 2025	By:	/s/ D. Steve Boland
		Name:	D. Steve Boland
		Title:	Director

Date: February 27, 2025	By:	/s/ Anna C. Catalano
		Name:	Anna C. Catalano
		Title:	Director

Date: February 27, 2025	By:	/s/ Peter L. Cella
		Name:	Peter L. Cella
		Title:	Director

Date: February 27, 2025	By:	/s/ Christopher L. Clipper
		Name:	Christopher L. Clipper
		Title:	Director

Date: February 27, 2025	By:	/s/ Balakrishnan A. Ganesh
		Name:	Balakrishnan A. Ganesh
		Title:	Director

Date: February 27, 2025	By:	/s/ Brian P. McAndrews
		Name:	Brian P. McAndrews
		Title:	Director

Date: February 27, 2025	By:	/s/ Liane J. Pelletier
		Name:	Liane J. Pelletier
		Title:	Director

[Signature Page to the Annual Report on Form 10-K]

SCHEDULE I

Frontdoor, Inc. (Parent Company Only)

Condensed Statements of Operations and Comprehensive Income

(In millions)

	Year Ended December 31,
	2024	2023	2022
Revenue	$—	$—	$—
Selling and administrative expenses	17	—	—
Interest expense	40	40	31
Interest and net investment income	(4)	(4)	—
Loss on extinguishment of debt	3	—	—
Loss before Income Taxes	(56)	(35)	(31)
Provision for income taxes	1	2	1
Net Loss from Operations	(57)	(38)	(32)
Equity in earnings of subsidiaries (net of tax)	292	209	104
Net Income	$235	$171	$71
Other Comprehensive (Loss) Income, Net of Income Taxes:
Unrealized (loss) gain on derivative instruments, net of income taxes	(6)	(3)	27
Total Other Comprehensive (Loss) Income, Net of Income Taxes:	(6)	(3)	27
Comprehensive Income	$229	$169	$98

See accompanying Notes to the Condensed Financial Statements.

Frontdoor, Inc. (Parent Company Only)

Condensed Statements of Financial Position

(In millions)

	As of December 31,
	2024	2023
Assets:
Current Assets:
Cash and cash equivalents	$11	$39
Prepaid expenses and other current assets	4	5
Total Current Assets	15	44
Other Assets:
Investments in subsidiaries	1,772	874
Other assets	2	3
Total Assets	$1,790	$921
Liabilities and Shareholders' Equity:
Current Liabilities:
Accrued liabilities:
Other accrued liabilities	$9	$11
Current portion of long-term debt	29	17
Total Current Liabilities	38	28
Long-Term Debt	1,170	577
Due to Subsidiaries	339	178
Other Long-Term Liabilities:
Deferred tax liabilities, net	—	2
Other long-term liabilities	4	2
Total Other Long-Term Liabilities	4	3
Shareholders' Equity	239	136
Total Liabilities and Shareholders' Equity	$1,790	$921

See accompanying Notes to the Condensed Financial Statements.

Frontdoor, Inc. (Parent Company Only)

Condensed Statements of Cash Flows

(In millions)

	Year Ended December 31,
	2024	2023	2022
Cash and Cash Equivalents at Beginning of Period	$39	$1	$2
Net Cash Used for Operating Activities	(56)	(42)	(25)
Cash Flows from Investing Activities:
Business acquisitions, net of cash acquired	(583)	—	—
Net Cash Used for Investing Activities	(583)	—	—
Cash Flows from Financing Activities:
Borrowings of debt, net of discount	1,216	—	—
Repayments of debt	(598)	(17)	(17)
Debt issuance costs paid	(18)	—	—
Net transfers to Parent Company	164	216	102
Repurchases of common stock	(161)	(121)	(59)
Other financing activities	9	1	(2)
Net Cash Provided from Financing Activities	611	80	24
Cash (Decrease) Increase During the Period	(28)	38	(1)
Cash and Cash Equivalents at End of Period	$11	$39	$1

See accompanying Notes to the Condensed Financial Statements.

Frontdoor, Inc. (Parent Company Only)

Notes to the Condensed Financial Statements

Note 1. Basis of Presentation

The condensed financial statements of Frontdoor, Inc. (“Parent Company”) are required as a result of the restricted net assets of the Parent Company’s consolidated subsidiaries exceeding 25 percent of the Parent Company’s consolidated net assets as of December 31, 2024. All consolidated subsidiaries of the Parent Company are wholly owned. The primary source of income for the Parent Company is equity in its subsidiaries’ earnings.

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

Note 2. Long-Term Debt

On June 17, 2021, we entered into the Credit Agreement, which provided for a $260 million Prior Term Loan A maturing June 17, 2026, a $380 million Prior Term Loan B maturing June 17, 2028 and a $250 million Prior Revolving Credit Facility terminating June 17, 2026.

On March 8, 2023, in connection with the planned phase-out of LIBOR, we entered into the first amendment to the Credit Agreement for the purpose of replacing LIBOR with SOFR as the benchmark rate under the Credit Agreement. This change was effective in March 2023 for the Prior Term Loan A and the Prior Revolving Credit Facility and effective in June 2023 for the Prior Term Loan B.

On December 19, 2024, we entered into the second amendment to the Credit Agreement, which provides for a $418 million Amended Term Loan A maturing December 31, 2029, a $800 million Amended Term Loan B maturing December 31, 2031 and a $250 million Amended Revolving Credit Facility terminating December 31, 2029. The net proceeds from the transaction were used to repay the Prior Term Loan Facilities, including accrued and unpaid interest, to fund the 2-10 HBW Acquisition, which also closed on December 19, 2024, and to pay related fees and expenses of all these transactions with the remainder has been designated to fund share repurchases or for other general corporate purposes.

In connection with the second amendment to the Credit Agreement, we repaid all of the then current outstanding principal amounts of the Prior Term Loan Facilities, consisting of $218 million related to the Prior Term Loan A and $368 million related to the Prior Term Loan B, and recorded a loss on extinguishment of debt of $3 million, which included the write-off of unamortized debt issuance costs and original issue discount. Additionally, on December 19, 2024, we terminated the Prior Revolving Credit Facility, which carried a zero balance.

For the years ended December 31, 2024, 2023 and 2022, Parent Company’s debt and corresponding interest expense were not allocated to its subsidiaries. American Home Shield is a co-obligor and/or guarantor of the debt, and interest expense has been pushed down to American Home Shield for income tax purposes. For further information on the Parent Company’s financing transactions, see Note 12 to the audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Note 3. Acquisition

On December 19, 2024, we completed the acquisition of all of the issued and outstanding common stock of 2-10 HBW pursuant to a purchase agreement dated June 3, 2024 for aggregate cash consideration of $585 million, subject to certain customary adjustments based on, among other things, the amount of cash, debt, transaction expenses, working capital and regulatory capital in the business of 2-10 HBW as of the closing of the transaction. 2-10 HBW is a leading provider of new home structural warranties that provide home builders insurance-backed coverage and/or administrative services for workmanship, systems and/or structural failures. 2-10 HBW is also a provider of home warranties.

For further information on the 2-10 HBW Acquisition, see Note 7 to the audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Note 4. Supplemental Non-Cash Information

The Parent Company entered into certain non-cash transactions with subsidiaries as follows, which have been excluded from the condensed statements of cash flows:

	Year Ended December 31,
(In millions)	2024	2023	2022
Settlement of amounts due to subsidiaries	$—	$(605)	$—
Dividend to subsidiaries	—	605	—

Note 5. Share Repurchase Program

On July 26, 2024, our Board of Directors approved a new share repurchase authorization of up to $650 million of our common stock over the three-year period from September 4, 2024 through September 4, 2027. Purchases under this new $650 million repurchase program may be made from time to time by the company in the open market at prevailing market prices (including through a Rule 10b5-1 Plan), in privately negotiated transactions, or through any combination of these methods, through September 4, 2027. The actual timing, number, manner and value of any shares repurchased will depend on several factors, including the market price of the company’s stock, general market and economic conditions, the company’s liquidity requirements, applicable legal requirements and other business considerations. The repurchase program does not obligate us to acquire any number of shares in any specific period or at all and may be suspended or discontinued at any time at our discretion. As of December 31, 2024, we repurchased a total of 709,077 outstanding shares at an aggregate cost of $41 million, which is included in treasury stock on the accompanying consolidated statements of financial position.

On September 3,2024, our previous repurchase authorization of up to $400 million expired. We repurchased a total of 11,319,091 outstanding shares at an aggregate cost of $400 million under this previous program, which is included in treasury stock on the accompanying condensed consolidated statements of financial position.

For further information on the Parent Company’s share repurchases, see Note 19 to the audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

SCHEDULE II

Frontdoor, Inc.

Valuation and Qualifying Accounts

(In millions)

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions(1)	Balance at End of Period
As of and for the year ended December 31, 2024
Allowance for doubtful accounts:
Accounts receivable	$5	$20	$21	$4
Income tax valuation allowance	1	—	—	1
As of and for the year ended December 31, 2023
Allowance for doubtful accounts:
Accounts receivable	$4	$22	$21	$5
Income tax valuation allowance	—	1	—	1
As of and for the year ended December 31, 2022
Allowance for doubtful accounts:
Accounts receivable	$4	$19	$18	$4
Income tax valuation allowance	1	—	1	—

(1)
Deductions to the allowance for doubtful accounts for accounts receivable reflect write-offs of uncollectible accounts. Deductions to the income tax valuation allowance are primarily attributable to the reduction in net operating loss carryforwards and other deferred tax assets related to the uncertainty of future taxable income in certain jurisdictions.