Form 10-Q
period 2025-03-31
Frontdoor, Inc.
filed 2025-05-01
CIK 1727263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________________________________________

FORM 10-Q

________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

Yes ☐ No ☒

As of April 25, 2025 there were 73,585,797 shares outstanding of the registrant’s common stock, par value $0.01 per share.

Frontdoor, Inc.

Quarterly Report on Form 10-Q

GLOSSARY OF TERMS AND SELECTED ABBREVIATIONS

In order to aid the reader, we have included certain defined terms and abbreviations used throughout this Quarterly Report on Form 10-Q as set forth below:

Term / Abbreviation	Definition
2024 Form 10-K	Frontdoor, Inc. Annual Report on Form 10-K for the year ended December 31, 2024
2-10 HBW	2-10 Holdco, Inc. and its subsidiaries
2-10 HBW Acquisition	Acquisition by Frontdoor, Inc. of all of the issued and outstanding common stock of 2-10 HBW completed on December 19, 2024
AOCI	Accumulated other comprehensive income or loss
ASC	FASB Accounting Standards Codification
ASU	FASB Accounting Standards Update
Credit Agreement

The agreement governing the Credit Facilities, as amended effective on December 19, 2024, by and among the company, certain of our subsidiaries, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Frontdoor, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(In millions, except per share data)

	Three Months Ended
	March 31,
	2025	2024
Revenue	$426	$378
Cost of services rendered	191	184
Gross Profit	235	195
Selling and administrative expenses	151	135
Depreciation and amortization expense	23	9
Restructuring charges	1	—
Interest expense	19	10
Interest and net investment income	(6)	(5)
Income before Income Taxes	48	45
Provision for income taxes	11	11
Net Income	$37	$34

Other Comprehensive (Loss) Income, Net of Income Taxes:
Unrealized (loss) gain on derivative instruments, net of income taxes	(7)	2
Total Other Comprehensive (Loss) Income, Net of Income Taxes	(7)	2
Comprehensive Income	$30	$35

Earnings per Share:
Basic	$0.50	$0.43
Diluted	$0.49	$0.43

Weighted-average Common Shares Outstanding:
Basic	74.7	78.3
Diluted	76.3	79.0

See the accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Frontdoor, Inc.

Condensed Consolidated Statements of Financial Position (Unaudited)

(In millions, except share data)

	As of
	March 31,	December 31,
	2025	2024
Assets:
Current Assets:
Cash and cash equivalents	$506	$421
Marketable securities	—	15
Receivables, less allowance of $4 and $4, respectively	11	10
Prepaid expenses and other current assets	36	42
Total Current Assets	554	488
Other Assets:
Property and equipment, net	70	73
Goodwill	964	967
Intangible assets, net	435	448
Operating lease right-of-use assets	7	8
Long-term marketable securities	—	38
Deferred reinsurance	67	65
Reinsurance recoverables	9	9
Deferred customer acquisition costs	11	11
Other assets	4	2
Total Assets	$2,121	$2,107
Liabilities and Shareholders' Equity:
Current Liabilities:
Accounts payable	$76	$71
Accrued liabilities:
Payroll and related expenses	29	44
Home warranty claims	63	74
Other	40	28
Deferred revenue	177	123
Current portion of long-term debt	29	29
Total Current Liabilities	414	369
Long-Term Debt	1,164	1,170
Other Long-Term Liabilities:
Deferred tax liabilities, net	45	49
Operating lease liabilities	20	20
Unearned insurance premium	234	233
Unpaid losses and loss adjustment reserves	12	12
Long-term deferred revenue	19	12
Other long-term liabilities	15	4
Total Other Long-Term Liabilities	345	329
Commitments and Contingencies (Note 8)
Shareholders' Equity:
Common stock, $0.01 par value; 2,000,000,000 shares authorized; 87,838,356 shares issued and 74,278,048 shares outstanding as of March 31, 2025 and 87,434,468 shares issued and 75,314,243 shares outstanding as of December 31, 2024	1	1
Additional paid-in capital	153	152
Retained earnings	567	530
Accumulated other comprehensive (loss) income	(8)	—
Less treasury stock, at cost; 13,560,308 shares as of March 31, 2025 and 12,120,225 shares as of December 31, 2024	(515)	(444)
Total Shareholders' Equity	198	239
Total Liabilities and Shareholders' Equity	$2,121	$2,107

See the accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Frontdoor, Inc.

Condensed Consolidated Statement of Changes in Equity (Unaudited)

(In millions)

	Three Months Ended
	March 31,
	2025	2024
Common Stock:
Balance at beginning of period	$1	$1
Balance at end of period	1	1
Additional Paid-in Capital:
Balance at beginning of period	152	117
Stock-based compensation expense	8	7
Taxes paid related to net share settlement of equity awards	(8)	(4)
Balance at end of period	153	120
Retained Earnings:
Balance at beginning of period	530	296
Net income	37	34
Balance at end of period	567	330
Accumulated Other Comprehensive (Loss) Income:
Balance at beginning of period	—	6
Other comprehensive (loss) income, net of tax	(7)	2
Balance at end of period	(8)	7
Treasury Stock:
Balance at beginning of period	(444)	(283)
Repurchase of common stock	(71)	(13)
Balance at end of period	(515)	(296)
Total Shareholders' Equity	$198	$162

See the accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Frontdoor, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Three Months Ended
	March 31,
	2025	2024
Cash and Cash Equivalents at Beginning of Period	$421	$325
Cash Flows from Operating Activities:
Net Income	37	34
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization expense	23	9
Deferred income tax benefit	(1)	—
Stock-based compensation expense	8	7
Restructuring charges	1	—
Payments for restructuring charges	(4)	(1)
Other	1	1
Changes in:
Receivables	1	1
Prepaid expenses and other current assets	3	2
Deferred reinsurance	(1)	—
Deferred customer acquisition costs	(1)	—
Accounts payable	5	(7)
Deferred revenue	61	57
Accrued liabilities	(21)	(31)
Deferred insurance premiums	2	—
Current income taxes	11	11
Net Cash Provided from Operating Activities	124	84
Cash Flows from Investing Activities:
Purchases of property and equipment	(7)	(10)
Purchases of available-for-sale securities	(6)	—
Sales and maturities of available-for-sale securities	60	—
Net Cash Provided from (Used for) Investing Activities	47	(10)
Cash Flows from Financing Activities:
Repayments of debt	(7)	(4)
Repurchases of common stock	(71)	(13)
Other financing activities	(7)	(4)
Net Cash Used for Financing Activities	(85)	(21)
Cash Increase During the Period	85	53
Cash and Cash Equivalents at End of Period	$506	$378

See the accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Frontdoor, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Description of Business

Frontdoor is the leading provider of home warranties and new home structural warranties in the United States, as measured by revenue, and operates primarily under the American Home Shield and 2-10 HBW brands. Our customizable home warranties help customers protect and maintain their homes, typically their most valuable asset, from costly and unplanned breakdowns of essential home systems and appliances. Our home warranty customers usually subscribe to an annual service plan agreement that covers the repair or replacement of major components of up to 29 home systems and appliances, including electrical, plumbing, HVAC systems, water heaters, refrigerators, dishwashers and ranges/ovens/cooktops, as well as optional coverages for electronics, pools, spas and pumps. Our new home structural warranty business provides value to home builders and owners of new homes by providing coverage, including insurance-backed coverage for workmanship, systems and/or structural failures, as well as other post-construction services. We also offer non-warranty home services via our website and app to our home warranty customers directly and others through partnerships and our subscription-based Frontdoor app. As of March 31, 2025, we had approximately 2.1 million active home warranties across all brands in the United States.

Note 2. Significant Accounting Policies

Our significant accounting policies are described in Note 2 to the audited consolidated financial statements included in our 2024 Form 10-K. There have been no material changes to our significant accounting policies during the three months ended March 31, 2025.

Basis of Presentation

We recommend that the accompanying condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in our 2024 Form 10-K. The accompanying condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods presented. The results of operations for any interim period are not necessarily indicative of the results that might be achieved for the respective full year.

Newly Issued Accounting Standards

In 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740),which improves income tax disclosure requirements, primarily through enhanced disclosures related to the rate reconciliation and income taxes paid information. This guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted, and the guidance should be applied on a prospective basis. Retrospective application is permitted. We are currently evaluating the impact of this ASU on our enhanced disclosures.

In 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires disclosure, in the notes to the financial statements, of specified information about certain costs and expenses on an annual and interim basis. This guidance is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted, and the guidance can be applied either prospectively or retrospectively. We are currently evaluating the impact of this ASU on our enhanced disclosures.

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

We disaggregate revenue from contracts with customers into major customer acquisition channels. We determined that disaggregating revenue into these categories depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. Revenue by major customer acquisition channel for our home warranties and other revenue is as follows:

	Three Months Ended
	March 31,
(In millions)	2025	2024
Renewals	$333	$298
Real estate(1)	27	27
Direct-to-consumer(1)	32	36
Other	33	17
Total	$426	$378

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

Real estate

Real estate home warranties are sold through annual contracts that occur in connection with a real estate sale. These plans are typically paid in full at closing on the real estate transaction. First-year revenue from the real estate channel is classified as real estate above. Upon renewal of the contract, which is often exercised by the customer, the future revenue derived from home warranties sold in this channel is classified as renewal revenue as described above.

Direct-to-consumer

Direct-to-consumer home warranties are sold through annual contracts that occur in response to our marketing efforts. Customer payments for direct-to-consumer sales are primarily received in installments over the contract period. First-year revenue from the direct-to-consumer channel is classified as direct-to-consumer above. Upon renewal of the contract, which is often exercised by the customer, the future revenue derived from home warranties sold in this channel is classified as renewal revenue as described above.

Other

Other revenue primarily includes revenue generated by non-warranty home services and new home structural warranties.

Deferred Customer Acquisition Costs

We capitalize the incremental costs of obtaining a contract with a customer and recognize the related expense using the input method in proportion to the costs expected to be incurred in performing services under the contract, over the expected customer relationship period. Deferred customer acquisition costs were $11 million as of March 31, 2025 and December 31, 2024. Amortization of deferred customer acquisition costs was $2 million and $3 million for the three months ended March 31, 2025 and 2024, respectively. There were no impairment losses related to these capitalized costs during the three months ended March 31, 2025 and 2024.

Deferred Policy Acquisition Costs

We capitalize certain costs related to the issuance of insurance policies under the new home warranty program as deferred policy acquisition costs and amortize these costs over the contract period. We anticipate that all deferred policy acquisition costs will be recoverable. Deferred policy acquisition costs were less than $1 million as of March 31, 2025 and December 31, 2024. Amortization of deferred policy acquisition costs was less than $1 million for the three months ended March 31, 2025. There was no amortization of deferred policy acquisition costs for the three months ended March 31, 2024.

Receivables, Less Allowance

We record a receivable due from customers once we have an unconditional right to invoice and receive payment in the future related to the services provided. An allowance is recorded based on amounts anticipated to be collected. Contracts for home warranties may be invoiced upfront or monthly in straight-line installment payments over the contract period. The payment terms are determined prior to the execution of the contract.

Contract Assets and Liabilities

Contract assets arise when we recognize revenue for our home warranty contracts prior to a customer being invoiced. These timing differences are created when the recognition of revenue in proportion to the costs expected to be incurred in performing the services under the contract are accelerated as compared to the recognition of revenue on a straight-line basis over the contract period. There were no contract assets as of March 31, 2025.

Our contract liabilities consist of deferred revenue which is recognized when cash payments are received in advance of the performance of services, including when the amounts are refundable. Amounts are recognized as revenue in proportion to the costs expected to be incurred in performing services under our contracts.

A summary of the changes in deferred revenue, including the long-term portion for the three months ended March 31, 2025 is as follows:

(In millions)
Balance as of December 31, 2024	$135
Deferral of revenue	137
Recognition of deferred revenue	(75)
Balance as of March 31, 2025	$196

There was approximately $58 million of revenue recognized during the three months ended March 31, 2025 that was included in the deferred revenue balance as of December 31, 2024.

Unearned Insurance Premium

New home structural warranty revenue is recognized over the life of the contract in proportion to the costs expected to be incurred in performing services under the contract. Amounts not earned and recognized to date are recognized as unearned insurance premium on the accompanying condensed consolidated statement of financial position.

Deferred Reinsurance

In the normal course of business, we seek to reduce our loss exposure in the new home warranty program by reinsuring certain levels of risk with reinsurers. Premiums ceded are recognized within revenue over the term of underlying insurance policies, and the unexpired portion of reinsurance is deferred and recognized as deferred reinsurance on the accompanying condensed consolidated statement of financial position.

Note 4. Goodwill and Intangible Assets

Goodwill and indefinite-lived intangible assets are not amortized and are subject to assessment for impairment on an annual basis, or more frequently if circumstances indicate a potential impairment. We perform our annual assessment for impairment on October 1 of every year.

The balance of goodwill was $964 million and $967 million as of March 31, 2025 and December 31, 2024, respectively. There were no goodwill impairment charges during the three months ended March 31, 2025 and 2024. The $3 million reduction in goodwill during the three months ended March 31, 2025 was driven by the finalization of the 2-10 HBW Acquisition purchase price.

The following table provides a summary of the components of our intangible assets:

	As of March 31, 2025			As of December 31, 2024
		Accumulated			Accumulated
(In millions)	Gross	Amortization	Net	Gross	Amortization	Net
Trade names(1)	$141	$—	$141	$141	$—	$141
Value of business acquired	148	(8)	139	148	(1)	147
Home warranty customer relationships	214	(174)	39	214	(173)	41
Builder relationships	73	(2)	71	73	—	72
Developed technology	35	(21)	14	35	(19)	16
Other	63	(33)	30	63	(32)	31
Total	$673	$(238)	$435	$673	$(225)	$448

(1)
Not subject to amortization.

Amortization expense was $13 million and $1 million for the three months ended March 31, 2025 and 2024, respectively. There were no intangible asset impairment charges during the three months ended March 31, 2025 and 2024.

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

The weighted-average remaining lease term and weighted-average discount rate related to our operating leases are as follows:

	As of
	March 31,	December 31,
	2025	2024
Weighted-average remaining lease term (years)	8	9
Weighted-average discount rate	6.5%	6.5%

We recognized operating lease expense of less than $1 million for each of the three months ended March 31, 2025 and 2024. These expenses are included in selling and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive income.

Supplemental statement of financial position information related to our operating lease liabilities is as follows:

	As of
	March 31,	December 31,
(In millions)	2025	2024
Other accrued liabilities	$2	$2
Operating lease liabilities	20	20
Total operating lease liabilities	$22	$22

Supplemental cash flow information related to our operating leases is as follows:

	Three Months Ended
	March 31,
(In millions)	2025	2024
Cash paid on operating lease liabilities(1)	$1	$1
Right-of-use assets obtained in exchange for lease obligations	—	6

(1)
Amount is presented net of cash provided from sublease income.

The following table presents the maturities of our operating lease liabilities as of March 31, 2025:

(In millions)
2025 (remainder)(1)	2
2026(1)	3
2027	4
2028	3
2029	3
Thereafter	13
Total future lease payments(1)	27
Less imputed interest	(6)
Total operating lease liabilities(1)	$20

(1)
Amount is presented net of future sublease income totaling $1 million, which relates to the remainder of the year ending December 31, 2025 and the year ending December 31, 2026.

Note 6. Income Taxes

We are subject to taxation in the United States, various states and foreign jurisdictions. Substantially all of our income before income taxes for the three months ended March 31, 2025 and 2024 was generated in the United States.

We compute interim period income taxes by applying an anticipated annual effective tax rate to our year-to-date income or loss from operations before income taxes, except for significant unusual or infrequently occurring items. As a result, our estimated tax rate is adjusted each quarter. The effective tax rate on income before income taxes was 22.3 percent and 24.4 percent for the three months ended March 31, 2025 and 2024, respectively. The decrease in the effective tax rate was primarily due to share-based compensation.

Note 7. Acquisitions

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

Total consideration as of March 31, 2025, is as follows:

(In millions)
Cash consideration paid	$432
Payment of 2-10 HBW indebtedness	157
Payment of 2-10 HBW transaction costs	15
Total purchase price consideration	604
Less: Acquired 2-10 HBW cash	(24)
Total purchase price consideration, net of cash acquired	$580

A summary of the consideration paid and the amounts of identified assets acquired and liabilities assumed at the acquisition date, as determined based on management's preliminary assessment of the acquisition date fair value, is as follows:

(In millions)
Cash and cash equivalents	$24
Marketable securities	15
Receivables	4
Prepaid expenses and other current assets	8
Property and equipment, net	6
Goodwill	461
Intangible assets	309
Long-term marketable securities	39
Deferred reinsurance	66
Reinsurance recoverables	9
Accounts payable	(1)
Accrued liabilities:
Payroll and related expenses	(8)
Home warranty claims	(7)
Other	(6)
Deferred revenue	(29)
Deferred tax liabilities, net	(25)
Unearned insurance premium	(234)
Unpaid losses and loss adjustment reserves	(12)
Long-term deferred revenue	(12)
Other long-term liabilities	(1)
Total consideration paid	$604

As of March 31, 2025, the purchase price allocation for this acquisition has not been finalized. In particular, we are still evaluating the fair value of certain intangible assets. As we finalize the fair value of assets acquired and liabilities assumed, additional purchase price adjustments may be recorded during the measurement period in 2025. The $3 million reduction in goodwill during the three months ended March 31, 2025 was driven by the finalization of the 2-10 HBW Acquisition purchase price.

In conjunction with the 2-10 HBW Acquisition, we recognized acquisition-related costs of $2 million during the three months ended March 31, 2025. These charges represent direct third-party costs, including legal, accounting and financial advisory fees and are included in selling and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive income. There were no acquisition-related costs during the three months ended March 31, 2024.

Unaudited pro forma revenue for the three months ended March 31, 2024 as if the 2-10 HBW Acquisition occurred as of January 1, 2024 was $419 million.

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

Note 9. Stock-Based Compensation

We recognized stock-based compensation expense of $8 million ($5 million, net of tax) and $7 million ($6 million, net of tax) for the three months ended March 31, 2025 and 2024, respectively. These charges are included in selling and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive income.

A summary of awards granted under the Omnibus Plan during the three months ended March 31, 2025 is as follows:

		Weighted-	Weighted-	Weighted-
	Number of	Average	Average	Average
	Awards	Exercise	Grant Date	Vesting
	Granted	Price	Fair Value	Period
Stock options	679,062	38.03	16.70	4.0
Restricted stock units	763,974		38.03	3.0
Performance shares(1)	182,751		38.03	3.0

(1)
The information related to performance shares above assumes 100% of the performance condition, which is based on revenue and Adjusted EBITDA targets, is met. The ultimate number of performance shares that may be earned depends on the achievement of this performance condition.

As of March 31, 2025, there was $69 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options, performance options, restricted stock units (“RSUs”) and performance shares. These costs are expected to be recognized over a weighted-average period of 2.66 years.

Note 10. Long-Term Debt

Long-term debt is summarized in the following table:

	As of
	March 31,	December 31,
(In millions)	2025	2024
Term Loan A maturing in 2029(1)	$407	$412
Term Loan B maturing in 2031(2)	786	788
Revolving Credit Facility maturing in 2029	—	—
Total debt	1,193	1,199
Less current portion	(29)	(29)
Total long-term debt	$1,164	$1,170

(1)
Term Loan A is presented net of unamortized debt issuance costs of $6 million as of March 31, 2025 and December 31, 2024.
(2)
Term Loan B is presented net of unamortized debt issuance costs of $10 million as of March 31, 2025 and December 31, 2024, and unamortized discount of $2 million as of March 31, 2025 and December 31, 2024.

As of March 31, 2025, we had $2 million of letters of credit outstanding under the Revolving Credit Facility, and the available borrowing capacity under the Revolving Credit Facility was $248 million. As of March 31, 2025, we were in compliance with the covenants under the Credit Agreement.

Scheduled Debt Payments

The following table presents future scheduled debt payments as of March 31, 2025:

(In millions)
2025 (remainder)	$22
2026	29
2027	29
2028	29
2029	342
Thereafter	760
Total future scheduled debt payments	1,211
Less unamortized debt issuance costs	(16)
Less unamortized discount	(2)
Total debt	$1,193

Note 11. Segments

We operate as one operating and reportable segment, primarily under the American Home Shield brand. The majority of our revenue is generated from home warranty contracts entered into with our customers. The accounting policies applied to our one operating and reportable segment are described in Note 2 to the audited consolidated financial statements included in our 2024 Form 10-K.

Our chief operating decision maker (“CODM”), who is our Chief Executive Officer, regularly evaluates financial information, primarily revenue, net income and other measures, on a consolidated basis in deciding how to allocate resources and in assessing performance. Additionally, consolidated revenue is one key component of our incentive compensation program.

Information for our one operating and reportable segment is as follows:

	Three Months Ended March 31,
(In millions)	2025	2024
Revenue	$426	$378
Cost of services rendered	191	184
Sales and marketing costs	65	66
Customer service costs	28	25
General and administrative costs	58	45
Other segment items (1)	47	25
Net Income	$37	$34

	As of
	March 31,	December 31,
	2025	2024
Total Assets	$2,121	$2,107

(1)
Other segment items include depreciation and amortization expense, restructuring charges, interest expense, interest and net investment income, and provision for income taxes.

Note 12. Supplemental Cash Flow Information

Supplemental information relating to our accompanying condensed consolidated statements of cash flows is as follows:

	Three Months Ended
	March 31,
(In millions)	2025	2024
Cash paid for (received from):
Interest expense	$18	$9
Interest income	(6)	(5)
Income tax payments, net of refunds	1	—

Note 13. Cash and Marketable Securities

Cash, money market funds and certificates of deposits with maturities of three months or less when purchased are included in Cash and cash equivalents on the accompanying condensed consolidated statements of financial position. As of March 31, 2025 and December 31, 2024, the amortized cost of our short- and long-term investments was less than $1 million and $53 million, respectively, and the estimated fair value of these investments was less than $1 million and $53 million, respectively. As of December 31, 2024, short- and long-term marketable securities primarily consisted of certificates of deposit, corporate bonds, mortgage-backed securities and U.S. government obligations and are classified as available-for-sale securities. There were no unrealized losses which had been in a loss position for more than one year as of March 31, 2025.

Gains and losses on sales of investments, as determined on a specific identification basis, are included in investment income in the period they are realized. We periodically review our portfolio of investments to determine whether there has been an other than temporary decline in the value of the investments from factors such as deterioration in the financial condition of the issuer or the market(s) in which the issuer competes. During the three months ended March 31, 2025, there were $48 million in proceeds from sales of securities, $12 million in maturities and less than $1 million in gross realized gains and less than $1 million in gross realized losses resulting from sales of available-for-sale securities. During the three months ended March 31, 2024, there were no proceeds, maturities, gross realized gains and gross realized losses resulting from sales of available-for-sale securities. There were no impairment charges due to other than temporary declines in the value of certain investments for the three months ended March 31, 2025, and 2024.

Note 14. Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss), unrealized gains (losses) on derivative instruments and unrealized gains (losses) on marketable securities. We disclose comprehensive income (loss) in the accompanying condensed consolidated statements of operations and comprehensive income and condensed consolidated statements of changes in equity.

A summary of the changes in AOCI is as follows:

Balance at December 31, 2024	$—
Other comprehensive income before reclassifications:
Pre-tax amount	(9)
Tax provision	(2)
After-tax amount	(6)
Amounts reclassified from AOCI (1)	(1)
Total other comprehensive loss	(7)
Balance at March 31, 2025	$(8)

(1)
Amounts are net of income taxes. See the table below on reclassifications out of AOCI for additional information.

A summary of reclassifications out of AOCI is as follows:

	Three Months Ended
	March 31,
(In millions)	2025	2024
Gain (loss) on interest rate swap contracts(1)	$1	$2
Total reclassifications during the period	$1	$2

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

Our interest rate swap contracts are classified as cash flow hedges, and, as such, are recorded in the accompanying condensed consolidated statements of financial position on an individual basis as either an asset or liability at fair value, with changes in fair value recorded in AOCI. Cash flows related to the interest rate swap contracts are classified as operating activities in the accompanying condensed consolidated statements of cash flows.

The effective portion of the gain or loss on our interest rate swap contracts are recorded in AOCI. These amounts are reclassified into earnings in the same period or periods during which the hedged forecasted debt interest settlement affects earnings. See Note 14 to the accompanying condensed consolidated financial statements for the effective portion of the gain or loss on derivative instruments recorded in AOCI and for the amounts reclassified out of AOCI and into earnings during the periods presented. As the underlying forecasted transactions occur during the next 12 months, we estimate the unrealized hedging loss in AOCI expected to be recognized in earnings is less than $1 million, net of tax, as of March 31, 2025. The amounts ultimately reclassified into earnings during the next 12 months will be determined based on the actual interest rates in effect at the time the positions are settled, and as a result, they could differ materially from our estimate noted above.

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

The period-end carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate their fair values due to the short-term maturities of these financial instruments. The period-end carrying amounts of short- and long-term marketable securities also approximate fair value and primarily consists of available-for-sale debt securities. Unrealized gains and losses are reported net of tax as a component of AOCI in the accompanying condensed consolidated statements of financial position. Any unrealized losses where the decline in value is other than temporary are reported in interest and net investment income in the accompanying condensed consolidated statements of operations and comprehensive income. There were no other than temporary declines in value for the periods ended March 31, 2024 and December 31, 2024. As of March 31, 2025 and December 31, 2024, the carrying amounts of our total debt were $1,193 million and $1,199 million, respectively, and the estimated fair values were $1,210 million and $1,211 million, respectively. The fair value of our debt was estimated based on available market prices for the same or similar instruments that are considered significant other observable inputs (Level 2) within the fair value hierarchy and was based on information available to us as of the respective period end dates.

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

We did not change our valuation techniques for measuring the fair value of any financial assets and liabilities during the three months ended March 31, 2025. Transfers between hierarchy levels, if any, are recognized at the end of the reporting period. There were no transfers between hierarchy levels during the three months ended March 31, 2025.

The carrying amount and estimated fair value of our financial instruments that are recorded at fair value on a recurring basis for the periods presented are as follows:

		Estimated Fair Value Measurements
		Quoted	Significant
		Prices	Other	Significant
		in Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
(In millions)	Value	(Level 1)	(Level 2)	(Level 3)
As of March 31, 2025:
Other assets	$2	$—	$2	$—
Total assets	$2	$—	$2	$—
Other accrued liabilities	2	—	2	—
Other long-term liabilities	11	—	11	—
Total liabilities	$12	$—	$12	$—

As of December 31, 2024:
Marketable securities	$15	$6	$9	$—
Other assets	3	—	3	—
Long-term marketable securities	38	2	36	—
Total assets	$56	$8	$48	$—
Other long-term liabilities	$3	$—	$3	$—
Total liabilities	$3	$—	$3	$—

Note 17. Share Repurchase Program

On July 26, 2024, our Board of Directors approved a new share repurchase authorization of up to $650 million of our common stock over the three-year period from September 4, 2024 through September 4, 2027. Purchases under this repurchase program may be made from time to time by the company in the open market at prevailing market prices (including through a Rule 10b5-1 Plan), in privately negotiated transactions, or through any combination of these methods, through September 4, 2027. The actual timing, number, manner and value of any shares repurchased will depend on several factors, including the market price of the company’s stock, general market and economic conditions, the company’s liquidity requirements, applicable legal requirements and other business considerations. The repurchase program does not obligate us to acquire any number of shares in any specific period or at all and may be suspended or discontinued at any time at our discretion. As of March 31, 2025, we repurchased a total of 2,149,160 outstanding shares at an aggregate cost of $111 million under this program, which is included in treasury stock on the accompanying condensed consolidated statements of financial position.

On September 3, 2024, our previous repurchase authorization of up to $400 million expired. We repurchased a total of 11,319,091 shares at an aggregate cost of $400 million under this previous program, which is included in treasury stock on the accompanying condensed consolidated statements of financial position.

A summary of repurchases of outstanding shares is as follows:

	Three Months Ended
	March 31,
(In millions, except per share data)	2025	2024
Number of shares purchased	1,440,083	400,497
Average price paid per share(1)	$48.58	$31.21
Cost of shares purchased(1)	$70	$12

(1)
The average price paid per share and the cost of shares purchased are calculated on a trade date basis and exclude associated commissions and taxes of $1 million and less than $1 million for the three months ended March 31, 2025 and 2024, respectively.

Note 18. Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period, increased to include the number of shares of common stock that would have been outstanding had potentially dilutive shares of common stock been issued. The dilutive effect of stock options, performance options, RSUs, performance shares and deferred share equivalents are reflected in diluted earnings per share by applying the treasury stock method.

A summary of the calculations of our basic and diluted earnings per share is as follows:

	Three Months Ended
	March 31,
(In millions, except per share data)	2025	2024
Net Income	$37	$34
Weighted-average common shares outstanding:	74.7	78.3
Effect of dilutive securities:
RSUs(1)	0.9	0.7
Stock options(2)	0.3	—
Performance options(3)	0.3	—
Weighted-average common shares outstanding - assuming dilution:	76.3	79.0
Basic earnings per share	$0.50	$0.43
Diluted earnings per share	$0.49	$0.43

(1)
RSUs of 9,400 shares and 62,674 shares for the three months ended March 31, 2025 and 2024, respectively, were not included in the diluted earnings per share calculation because their effect would have been anti-dilutive.
(2)
Stock options to purchase 102,520 shares and 1,072,170 shares for the three months ended March 31, 2025 and 2024, respectively, were not included in the diluted earnings per share calculation because their effect would have been anti-dilutive.
(3)
Performance options to purchase 591,420 shares for the three months ended March 31, 2024 were not included in the diluted earnings per share calculation because their effect would have been anti-dilutive. There were no anti-dilutive performance options for the year ended March 31, 2025.

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

You should read this Quarterly Report on Form 10-Q completely and with the understanding that actual future results may be materially different from expectations. All forward-looking statements made in this report are qualified by these cautionary statements. These forward-looking statements are made only as of the date of this report, and we do not undertake any obligation, other than as may be required by law, to update or revise any forward-looking or cautionary statements to reflect changes in assumptions, the occurrence of events, unanticipated or otherwise, and changes in future operating results over time or otherwise. For a discussion of other important factors that could cause our results to differ materially from those expressed in, or implied by, the forward-looking statements included in this report, you should refer to the risks and uncertainties detailed from time to time in our periodic reports filed with the SEC, including the risk factors discussed in Part I, Item 1A. “Risk Factors” in our 2024 Form 10-K.

SUMMARY OF MATERIAL RISKS

Factors, risks, trends and uncertainties that make an investment in us speculative or risky and that could cause actual results or events to differ materially from those anticipated in our forward-looking statements include the matters described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report as well as Item 1A. Risk Factors in our 2024 Form 10-K filed with the SEC, in addition to the following other factors, risks, trends and uncertainties:

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q, the audited consolidated financial statements and related notes thereto included in our 2024 Form 10-K and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2024 Form 10-K. The cautionary statements discussed in “Cautionary Statement Concerning Forward-Looking Statements” and elsewhere in this report should be read as applying to all forward-looking statements wherever they appear in this report. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those factors discussed below and elsewhere in this report, particularly in “Cautionary Statement Concerning Forward-Looking Statements” as well as the risk factors discussed in Part I, Item 1A. “Risk Factors” in our 2024 Form 10-K.

Overview

Frontdoor is the leading provider of home warranties and new home structural warranties in the United States, as measured by revenue, and operates primarily under the American Home Shield and 2-10 HBW brands. Our customizable home warranties help customers protect and maintain their homes, typically their most valuable asset, from costly and unplanned breakdowns of essential home systems and appliances. Our home warranty customers usually subscribe to an annual service plan agreement that covers the repair or replacement of major components of up to 29 home systems and appliances, including electrical, plumbing, HVAC systems, water heaters, refrigerators, dishwashers and ranges/ovens/cooktops, as well as optional coverages for electronics, pools, spas and pumps. Our new home structural warranty business provides value to home builders and owners of new homes by providing coverage, including insurance-backed coverage for workmanship, systems and/or structural failures, as well as other post-construction services. We also offer non-warranty home services via our website and app to our home warranty customers directly and others through partnerships and our subscription-based Frontdoor app. As of March 31, 2025, we had approximately 2.1 million active home warranties across all brands in the United States.

For the three months ended March 31, 2025 and 2024, we generated revenue, net income and Adjusted EBITDA of $426 million, $37 million and $100 million, respectively, and $378 million, $34 million and $71 million, respectively. For a reconciliation of net income to Adjusted EBITDA, see “—Results of Operations—Adjusted EBITDA.”

For the three months ended March 31, 2025, our total operating revenue included 78 percent of revenue derived from existing customer renewals, while six percent and eight percent were derived from new home warranty sales made in conjunction with existing home real estate transactions and direct-to-consumer sales, respectively, and eight percent was derived from other revenue channels. For the three months ended March 31, 2024, our total operating revenue included 79 percent of revenue derived from existing customer renewals, while seven percent and nine percent were derived from new home service plan sales made in conjunction with existing home real estate transactions and direct-to-consumer sales, respectively, and five percent was derived from other revenue channels.

Key Factors and Trends Affecting Our Results of Operations

Macroeconomic Conditions

Current macroeconomic conditions, including inflation, high interest rates, the challenging real estate market, and ongoing global geopolitical issues, may affect existing home sales, consumer sentiment, prices of goods and services or labor availability. These conditions may reduce demand for our services, increase our costs or otherwise adversely impact our business. While these macroeconomic conditions generally impact the United States as a whole, we believe our nationwide presence limits the impact on us of unfavorable economic conditions in any particular region of the United States.

Our financial condition and results of operations for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 continued to be adversely impacted by the following:

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

Seasonality

Our business is subject to seasonal fluctuations, which drive variations in our revenue, net income and Adjusted EBITDA for interim periods. Seasonal fluctuations are primarily driven by a higher number of HVAC work orders with respect to our home warranty business in the summer months. In 2024, 21 percent, 29 percent, 29 percent and 21 percent of our revenue, 14 percent, 39 percent, 43 percent and four percent of our net income, and 16 percent, 36 percent, 37 percent and 11 percent of our Adjusted EBITDA was recognized in the first, second, third and fourth quarters, respectively.

Effect of Weather Conditions

The demand for our services, particularly in our home warranty business, and our results of operations, are affected by weather conditions. Extreme temperatures, typically in the winter and summer months, can lead to an increase in home warranty service requests related to home systems, particularly HVAC systems, resulting in higher costs and lower profitability, while mild temperatures in the winter or summer months can lead to lower home systems claim frequency, resulting in lower costs and higher profitability. For example, favorable weather trends in 2024 as compared to 2023 resulted in a lower number of home warranty service requests per customer in the HVAC trade, which favorably impacted contract claims costs.

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

Tariff and Import/Export Regulations

Changes in U.S. tariff and import/export regulations may impact the costs of parts, appliances and home systems. Import duties or restrictions on components and raw materials that are imposed, or the perception that they could occur, may materially and adversely affect our business by increasing our costs. For example, rising costs due to blanket tariffs on imported steel and aluminum, or blanket tariffs on goods from countries that are key suppliers of replacement parts for appliances and home systems, could increase the costs of our parts, appliances and home systems. Recently, the United States has proposed, and in some cases has imposed, significant increases to tariffs on goods imported into the U.S., including from countries where we have sourced replacement parts for appliances and home systems covered by our home warranties. We cannot predict how or what tariffs will be imposed or what retaliatory measures other countries may take in response to tariffs proposed or imposed by the U.S. There is uncertainty as to further actions that may be taken by the U.S. with respect to U.S. trade policy, including with respect to the proposed tariffs. Such uncertainty and/or tariffs or countermeasures could further increase our costs, decrease our margins or reduce the competitiveness of our products and services.

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

Net Income and Earnings Per Share. The presentation of net income and basic and diluted earnings per share provides measures of performance which are useful for investors, analysts and other interested parties in company-to-company operating performance comparisons. Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period, increased to include the number of shares of common stock that would have been outstanding had potentially dilutive shares of common stock been issued. The dilutive effect, if any, of non-qualified stock options, performance options (which are stock options that become exercisable upon the achievement, in whole or in part, of the applicable performance goals, pursuant to the terms of the Omnibus Plan and the award agreement), RSUs, performance shares (which are contractual rights to receive a share of our common stock (or the cash equivalent thereof) upon the achievement, in whole or in part, of the applicable performance goals, pursuant to the terms of the Omnibus Plan and the award agreement) and deferred share equivalents are reflected in diluted earnings per share by applying the treasury stock method.

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

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2024 Form 10-K. There have been no material changes to our critical accounting policies during the three months ended March 31, 2025.

Results of Operations

				% of Revenue
	Three Months Ended		Increase	Three Months Ended
	March 31,		(Decrease)	March 31,
(In millions)	2025	2024	%	2025	2024
Revenue	$426	$378	13%	100%	100%
Cost of services rendered	191	184	4	45	49
Gross Profit	235	195	21	55	51
Selling and administrative expenses	151	135	12	35	36
Depreciation and amortization expense	23	9	157	5	2
Restructuring charges	1	—	54	—	—
Interest expense	19	10	99	5	3
Interest and net investment income	(6)	(5)	35	(1)	(1)
Income before Income Taxes	48	45	6	11	12
Provision for income taxes	11	11	(3)	2	3
Net Income	$37	$34	9%	9%	9%

Revenue

We reported revenue of $426 million and $378 million for the three months ended March 31, 2025 and 2024, respectively. The following table provides a summary of our revenue by major customer acquisition channel for our home warranties and other revenue:

	Three Months Ended
	March 31,		Increase (Decrease)
(In millions)	2025(2)	2024	$	%
Renewals	$333	$298	$35	12%
Real estate(1)	27	27	—	—
Direct-to-consumer(1)	32	36	(3)	(9)
Other	33	17	16	95
Total	$426	$378	$48	13%

(1)
First-year revenue only.
(2)
For the three months ended March 31, 2025, includes approximately $41 million as a result of the 2-10 HBW Acquisition on December 19, 2024.

Revenue increased 13 percent for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase in renewal revenue reflects improved price realization resulting from our prior pricing actions and the impact of the 2-10 HBW Acquisition, offset, in part, by a decline in number of renewed home warranties. The decrease in direct-to-consumer revenue reflects lower price realization resulting from our efforts to drive incremental sales, offset, in part, by the impact of the 2-10 HBW Acquisition. The increase in other revenue was primarily driven by the impact of new home structural warranties from the 2-10 HBW Acquisition and growth in non-warranty home services.

The following table provides a summary of the number of home warranties, reduction in number of home warranties and customer retention rate:

	As of
	March 31,
(In millions)	2025(1)	2024
Number of home warranties	2.10	1.96
Growth (reduction) in number of home warranties	7%	(6)%
Customer retention rate	79.9%	76.3%

(1)
As of March 31, 2025, excluding the 2-10 HBW home warranties acquired on December 19, 2024, the number of home warranties was 1.9 million, the reduction in home warranties was two percent and the customer retention rate was 78.5 percent.

The growth in the number of home warranties as of March 31, 2025 was primarily driven by the 2-10 HBW acquisition, offset, in part, by the challenging real estate market.

Cost of Services Rendered

We reported cost of services rendered of $191 million and $184 million for the three months ended March 31, 2025 and 2024, respectively. The following table provides a summary of the changes in cost of services rendered:

(In millions)
Three Months Ended March 31, 2024	$184
Impact of change in revenue	16
Contract claims costs	(8)
Other	(1)
Three Months Ended March 31, 2025	$191

The decrease in contract claims costs primarily reflects continued process improvement initiatives, specifically relating to better cost management across our contractor network and higher trade service fees, which drove a lower number of home warranty service requests per customer. This was offset, in part, by an unfavorable weather impact of $5 million, driven by a higher number of home warranty service requests in the HVAC trade, and ongoing inflationary cost pressures. Additionally, contract claims costs reflects a $7 million favorable adjustment in the first quarter of 2025 related to the development of prior period claims, compared to a $1 million favorable adjustment in the first quarter of 2024.

Selling and Administrative Expenses

We reported selling and administrative expenses of 151 million and $135 million for the three months ended March 31, 2025 and 2024, respectively. The following table provides a summary of the components of selling and administrative expenses:

	Three Months Ended
	March 31,
(In millions)	2025	2024
Sales and marketing costs	$65	$66
Customer service costs	28	25
General and administrative costs	58	45
Total	$151	$135

The following table provides a summary of the changes in selling and administrative expenses:

(In millions)
Three Months Ended March 31, 2024	$135
Customer service costs	4
Stock-based compensation expense	1
Acquisition-related costs	2
Other general and administrative costs	10
Three Months Ended March 31, 2025	$151

Customer service costs increased primarily due to growth in our non-warranty home services. Acquisition-related costs are driven by the 2-10 HBW Acquisition and represent direct third-party costs, including legal, accounting and financial advisory fees. Other general and administrative costs increased primarily due to increased personnel costs from the 2-10 HBW acquisition.

Depreciation and Amortization Expense

Depreciation expense was $10 million and $8 million for the three months ended March 31, 2025 and 2024, respectively. Amortization expense was $13 million and $1 million for the three months ended March 31, 2025 and 2024, respectively, with the increase primarily driven by the amortization of intangible assets acquired as part of the 2-10 HBW Acquisition.

Restructuring Charges

Restructuring charges were $1 million and less than $1 million for the three months ended March 31, 2025 and 2024, respectively. For the three months ended March 31, 2025, restructuring charges primarily include severance costs.

Interest Expense

Interest expense was $19 million and $10 million for the three months ended March 31, 2025 and 2024, respectively, with the increase driven by the higher debt balance as compared to prior year.

Interest and Net Investment Income

Interest and net investment income was $6 million and $5 million for the three months ended March 31, 2025 and 2024, respectively.

Provision for Income Taxes

The effective tax rate on income before income taxes was 22.3 percent and 24.4 percent for the three months ended March 31, 2025 and 2024, respectively. The decrease in the effective tax rate was primarily due to share-based compensation.

Net Income

Net income was $37 million and $34 million for the three months ended March 31, 2025 and 2024, respectively.

Adjusted EBITDA

Adjusted EBITDA was $100 million and $71 million for the three months ended March 31, 2025 and 2024, respectively.

Summary of Changes in Net Income and Adjusted EBITDA

The following table provides a summary of the changes in net income and Adjusted EBITDA:

(In millions)	Net Income	Adjusted EBITDA
Three Months Ended March 31, 2024	$34	$71
Impact of change in revenue	32	32
Contract claims costs	8	8
Customer service costs	(4)	(4)
Stock-based compensation expense	(1)	—
Acquisition-related costs	(2)	—
Other general and administrative costs	(10)	(10)
Depreciation and amortization expense	(14)	—
Interest expense	(10)	—
Interest and net investment income	2	2
Other	1	1
Three Months Ended March 31, 2025	$37	$100

The impact of change in revenue was primarily driven by improved price realization and the impact of the 2-10 HBW Acquisition, offset, in part, by a reduction in the number of organic home warranties. For more information on changes in net income or Adjusted EBITDA, see discussion above.

Reconciliation of Net Income to Adjusted EBITDA

A reconciliation of Net Income to Adjusted EBITDA is as follows:

	Three Months Ended
	March 31,
(In millions)	2025	2024
Net Income	$37	$34
Depreciation and amortization expense	23	9
Restructuring charges(1)	1	—
Acquisition-related costs(1)	2	—
Provision for income taxes	11	11
Non-cash stock-based compensation expense(2)	8	7
Interest expense	19	10
Adjusted EBITDA	$100	$71

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

Liquidity and Capital Resources

Liquidity

A substantial portion of our liquidity needs are due to debt service requirements on our indebtedness. The Credit Agreement contains covenants that limit or restrict our ability, including the ability of certain of our subsidiaries, to incur additional indebtedness, repurchase debt, incur liens, sell assets, make certain payments (including dividends) and enter into transactions with affiliates. As of March 31, 2025, we were in compliance with the covenants under the Credit Agreement. We do not believe current macroeconomic conditions will affect our ongoing ability to meet our debt covenants.

Cash and cash equivalents totaled $506 million and $421 million as of March 31, 2025 and December 31, 2024, respectively, and short- and long-term marketable securities totaled less than $1 million and $53 million as of March 31, 2025 and December 31, 2024. Our cash and cash equivalents and short- and long-term marketable securities include balances associated with regulatory requirements in our business. See “—Limitations on Distributions and Dividends by Subsidiaries.” As of March 31, 2025 and December 31, 2024, the total net assets subject to these third-party restrictions were $185 million and $184 million, respectively. As of March 31, 2025, there was $2 million of letters of credit outstanding under our $250 million Revolving Credit Facility, and the available borrowing capacity under the Revolving Credit Facility was $248 million. The letters of credit are posted in lieu of cash to satisfy regulatory requirements in certain states in which we operate. We currently believe that cash generated from operations, our cash on hand and available borrowing capacity under the Revolving Credit Facility as of March 31, 2025 will provide us with sufficient liquidity to meet our obligations in the short- and long-term.

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

Share Repurchase Program

On July 26, 2024, our Board of Directors approved a new share repurchase authorization of up to $650 million of our common stock over the three-year period from September 4, 2024 through September 4, 2027. Purchases under this repurchase program may be made from time to time by the company in the open market at prevailing market prices (including through a Rule 10b5-1 Plan), in privately negotiated transactions, or through any combination of these methods, through September 4, 2027. The actual timing, number, manner and value of any shares repurchased will depend on several factors, including the market price of the company’s stock, general market and economic conditions, the company’s liquidity requirements, applicable legal requirements and other business considerations. The repurchase program does not obligate us to acquire any number of shares in any specific period or at all and may be suspended or discontinued at any time at our discretion. As of March 31, 2025, we repurchased a total of 2,149,160 outstanding shares at an aggregate cost of $111 million under this program, which is included in treasury stock on the condensed consolidated statements of financial position included in Part I, Item 1 of this Quarterly Report on Form 10-Q. As of March 31, 2025, we had $539 million remaining available for future repurchases under this program. We expect to fund future share repurchases from net cash provided from operating activities.

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

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows included in Part I, Item 1 of this Quarterly Report on Form 10-Q are summarized in the following table:

	Three Months Ended
	March 31,
(In millions)	2025	2024
Net cash provided from (used for):
Operating activities	$124	$84
Investing activities	47	(10)
Financing activities	(85)	(21)
Cash increase during the period	$85	$53

Operating Activities

Net cash provided from operating activities was $124 million and $84 million for the three months ended March 31, 2025 and 2024, respectively.

Net cash provided from operating activities for the three months ended March 31, 2025 comprised $68 million in earnings adjusted for non-cash charges and $61 million in cash provided from working capital and long-term insurance-related accounts, offset, in part, by $4 million in payments for restructuring charges. Cash provided from working capital was primarily driven by seasonality, offset, in part, by payments of accrued bonuses.

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

Investing Activities

Net cash provided from investing activities was $47 million for the three months ended March 31, 2025 as compared to net cash used for investing activities of $10 million for the three months ended March 31, 2024.

For the three months ended March 31, 2025, cash provided from sales and maturities of available-for-sale securities was $60 million, and purchases of available-for-sale securities was $6 million. There were no sales and maturities or purchases of available-for-sale securities for the three months ended March 31, 2024. Capital expenditures were $7 million and $10 million for three months ended March 31, 2025 and 2024, respectively, and included recurring capital needs and technology projects. We expect capital expenditures for the full year 2025 relating to committed, recurring capital needs and the continuation of investments in information systems and productivity enhancing technology to be approximately $35 million to $45 million. We have no additional material capital commitments at this time.

Financing Activities

Net cash used for financing activities was $85 million and $21 million for the three months ended March 31, 2025 and 2024, respectively.

For the three months ended March 31, 2025, we made scheduled principal payments of debt of $7 million and purchased outstanding shares of our common stock at an aggregate cost of $71 million. Repurchases of common stock included associated commissions and taxes of $1 million.

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

Free Cash Flow

The following table reconciles net cash provided from operating activities, which we consider to be the most directly comparable U.S. GAAP measure, to Free Cash Flow using data derived from the condensed consolidated statements of cash flows in Part 1, Item 1 of this Quarterly Report on Form 10-Q:

	Three Months Ended
	March 31,
(In millions)	2025	2024
Net cash provided from operating activities	$124	$84
Property additions	(7)	(10)
Free Cash Flow	$117	$73

Contractual Obligations

Our 2024 Form 10-K includes disclosures of our contractual obligations and commitments as of December 31, 2024. We continue to make the contractually required payments associated with these commitments. There are no significant additions to our obligations and commitments since those reported in the 2024 Form 10-K.

Financial Position

A summary of the significant changes in our financial position from December 31, 2024 to March 31, 2025 is as follows:

•
Cash and cash equivalents increased during the three months ended March 31, 2025, reflecting cash provided from operating activities, offset, in part, by capital expenditures, scheduled principal payments of debt and purchases of outstanding shares.
•
Marketable securities decreased during the three months ended March 31, 2025, reflecting the sale of available-for-sale securities.
•
Intangible assets decreased during the three months ended March 31, 2025, reflecting the amortization of intangible assets acquired as part of the 2-10 HBW Acquisition.
•
Long-term marketable securities decreased during the three months ended March 31, 2025, reflecting the sale of available-for-sale securities.
•
Accrued liabilities—Payroll and related expenses decreased during the three months ended March 31, 2025, reflecting payments of accrued bonuses.
•
Accrued liabilities—Home warranty claims decreased during the three months ended March 31, 2025, reflecting favorable claims costs.
•
Accrued liabilities—Other increased during the three months ended March 31, 2025, reflecting an increase in income tax payable.
•
Deferred revenue increased during the three months ended March 31, 2025, reflecting recognition of revenue on an other-than-straight-line basis to match the timing of cost recognition.
•
Other long-term liabilities increased during the three months ended March 31, 2025, reflecting a change in our interest rate swap valuation.
•
Total shareholders’ equity was $198 million as of March 31, 2025 compared to $239 million as of December 31, 2024. The decrease was primarily driven by repurchases of our common stock, offset, in part, by net income. See the condensed consolidated statements of changes in equity included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt and by utilizing an interest rate swap. There have been no material changes to the market risk associated with debt obligations and other significant instruments from the risks described in Part II, Item 7A in our 2024 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated (pursuant to Rule 13a-15(b) of the Exchange Act) the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of March 31, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting, as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Consistent with guidance issued by the SEC that an assessment of internal control over financial reporting of a recently acquired business may be omitted from management’s evaluation of disclosure controls and procedures, management is excluding an assessment of such internal controls for 2-10 HBW from its evaluation of the effectiveness of our disclosure controls and procedures. 2-10 HBW was acquired by the company on December 19, 2024, and represented approximately 44% of the company’s consolidated total assets and 10% of its consolidated total revenues, as of and for the quarter ended March 31, 2025.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information required with respect to this Part II, Item 1 can be found under Note 8 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

For information regarding factors that could affect our business, financial condition or results of operations, see the risk factors discussed in Part I, Item 1A. “Risk Factors” in our 2024 Form 10-K. There have been no material changes to the risk factors disclosed in our 2024 Form 10-K during the three months ended March 31, 2025. The risks described in our 2024 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial could also materially and adversely affect our business, financial condition or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On July 26, 2024, our Board of Directors approved a new share repurchase authorization of up to $650 million of our common stock over the three-year period from September 4, 2024 through September 4, 2027. We may make purchases under this repurchase program from time to time in the open market at prevailing market prices (including through a Rule 10b5-1 Plan), in privately negotiated transactions, or through any combination of these methods. The actual timing, number, manner and value of any shares repurchased will depend on several factors, including the market price of our stock, general market and economic conditions, our liquidity requirements, applicable legal requirements and other business considerations. We are not obligated to acquire any number of shares in any specific period or at all, and we may suspend or discontinue our share repurchase program at any time at our discretion. As of March 31, 2025, we repurchased a total of 2,149,160 outstanding shares at an aggregate cost of $111 million, and we had $539 million remaining available for future repurchase under this program.

Period	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs (in millions)
Jan. 1, 2025 through Jan. 31, 2025	407,522	$57.76	407,522	$585
Feb. 1, 2025 through Feb 28, 2025	279,363	58.92	279,363	569
Mar. 1, 2025 through Mar. 31, 2025	753,198	39.77	753,198	539
Total	1,440,083	$48.58	1,440,083	$539

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

3.1	Restated Certificate of Incorporation of Frontdoor, Inc. (incorporated by reference to Exhibit 3.1 to Frontdoor’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021).
3.2	Amended and Restated Bylaws of Frontdoor, Inc. (incorporated by reference to Exhibit 3.2 to Frontdoor’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023).
10.1*	Form of Non-Qualified Stock Option Agreement under the Frontdoor, Inc. Omnibus Plan, effective March 2025.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a - 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a - 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104*	Cover page formatted as Inline XBRL and included in Exhibit 101.

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

FRONTDOOR, INC.

Date: May 1, 2025	By:	/s/ Jessica P. Ross
		Name:	Jessica P. Ross
		Title:	Senior Vice President and Chief Financial Officer (principal financial officer)