Form 10-Q
period 2025-06-30
Frontdoor, Inc.
filed 2025-08-05
CIK 1727263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________________________________________

FORM 10-Q

________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

Yes ☐ No ☒

As of August 1, 2025 there were 72,849,403 shares outstanding of the registrant’s common stock, par value $0.01 per share.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Frontdoor, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(In millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenue	$617	$542	$1,043	$920
Cost of services rendered	261	237	452	420
Gross Profit	356	306	591	500
Selling and administrative expenses	172	167	323	302
Depreciation and amortization expense	21	9	44	18
Restructuring charges	—	1	—	1
Interest expense	20	10	39	20
Interest and net investment income	(4)	(5)	(10)	(10)
Income before Income Taxes	146	124	194	169
Provision for income taxes	36	32	46	43
Net Income	$111	$92	$148	$126

Other Comprehensive Loss, Net of Income Taxes:
Unrealized loss on derivative instruments, net of income taxes	(5)	(1)	(12)	—
Total Other Comprehensive Loss, Net of Income Taxes	(5)	(1)	(12)	—
Comprehensive Income	$106	$91	$136	$126

Earnings per Share:
Basic	$1.51	$1.18	$2.00	$1.61
Diluted	$1.48	$1.18	$1.96	$1.60

Weighted-average Common Shares Outstanding:
Basic	73.5	77.7	74.1	78.0
Diluted	74.7	78.1	75.3	78.5

See the accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Frontdoor, Inc.

Condensed Consolidated Statements of Financial Position (Unaudited)

(In millions, except share data)

	As of
	June 30,	December 31,
	2025	2024
Assets:
Current Assets:
Cash and cash equivalents	$562	$421
Marketable securities	—	15
Receivables, less allowance of $4 and $4, respectively	10	10
Prepaid expenses and other current assets	37	42
Contract assets	11	—
Total Current Assets	620	488
Other Assets:
Property and equipment, net	68	73
Goodwill	972	967
Intangible assets, net	412	448
Operating lease right-of-use assets	7	8
Long-term marketable securities	—	38
Deferred policy acquisition costs	1	—
Deferred reinsurance	68	65
Reinsurance recoverables	9	9
Deferred customer acquisition costs	12	11
Other assets	3	2
Total Assets	$2,172	$2,107
Liabilities and Shareholders' Equity:
Current Liabilities:
Accounts payable	$106	$71
Accrued liabilities:
Payroll and related expenses	33	44
Home warranty claims	91	74
Other	54	28
Deferred revenue	104	123
Current portion of long-term debt	29	29
Total Current Liabilities	416	369
Long-Term Debt	1,157	1,170
Other Long-Term Liabilities:
Deferred tax liabilities, net	38	49
Operating lease liabilities	19	20
Unearned insurance premium	238	233
Unpaid losses and loss adjustment reserves	13	12
Long-term deferred revenue	20	12
Other long-term liabilities	18	4
Total Other Long-Term Liabilities	346	329
Commitments and Contingencies (Note 8)
Shareholders' Equity:
Common stock, $0.01 par value; 2,000,000,000 shares authorized; 88,086,073 shares issued and 73,111,103 shares outstanding as of June 30, 2025 and 87,434,468 shares issued and 75,314,243 shares outstanding as of December 31, 2024	1	1
Additional paid-in capital	167	152
Retained earnings	678	530
Accumulated other comprehensive loss	(13)	—
Less treasury stock, at cost; 14,974,970 shares as of June 30, 2025 and 12,120,225 shares as of December 31, 2024	(580)	(444)
Total Shareholders' Equity	254	239
Total Liabilities and Shareholders' Equity	$2,172	$2,107

See the accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Frontdoor, Inc.

Condensed Consolidated Statement of Changes in Equity (Unaudited)

(In millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Common Stock:
Balance at beginning of period	$1	$1	$1	$1
Balance at end of period	1	1	1	1
Additional Paid-in Capital:
Balance at beginning of period	153	120	152	117
Stock-based compensation expense	9	8	17	15
Exercise of stock options	5	1	6	1
Issuance of common stock related to ESPP	1	—	1	—
Taxes paid related to net share settlement of equity awards	(1)	(2)	(9)	(6)
Balance at end of period	167	127	167	127
Retained Earnings:
Balance at beginning of period	567	330	530	296
Net income	111	92	148	126
Balance at end of period	678	422	678	422
Accumulated Other Comprehensive (Loss) Income:
Balance at beginning of period	(8)	7	—	6
Other comprehensive loss, net of tax	(5)	(1)	(12)	—
Balance at end of period	(13)	6	(13)	6
Treasury Stock:
Balance at beginning of period	(515)	(296)	(444)	(283)
Repurchase of common stock	(65)	(45)	(135)	(58)
Balance at end of period	(580)	(341)	(580)	(341)
Total Shareholders' Equity	$254	$214	$254	$214

See the accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Frontdoor, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Six Months Ended
	June 30,
	2025	2024
Cash and Cash Equivalents at Beginning of Period	$421	$325
Cash Flows from Operating Activities:
Net Income	148	126
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization expense	44	18
Deferred income tax benefit	(4)	—
Stock-based compensation expense	17	15
Restructuring charges	—	1
Payments for restructuring charges	(5)	(3)
Other	3	1
Changes in:
Receivables	(1)	(1)
Prepaid expenses and other current assets	(10)	(4)
Deferred reinsurance	(2)	—
Deferred policy acquisition costs	(1)	—
Deferred customer acquisition costs	(1)	—
Accounts payable	35	30
Deferred revenue	(11)	(7)
Accrued liabilities	11	(2)
Unpaid losses and loss adjustment reserves	1	—
Deferred insurance premiums	6	—
Current income taxes	22	13
Net Cash Provided from Operating Activities	251	187
Cash Flows from Investing Activities:
Purchases of property and equipment	(14)	(22)
Business acquisitions, net of cash acquired	3	—
Purchases of available-for-sale securities	(6)	—
Sales and maturities of available-for-sale securities	60	—
Net Cash Provided from (Used for) Investing Activities	42	(22)
Cash Flows from Financing Activities:
Repayments of debt	(14)	(8)
Repurchases of common stock	(135)	(58)
Other financing activities	(3)	(4)
Net Cash Used for Financing Activities	(153)	(71)
Cash Increase During the Period	141	93
Cash and Cash Equivalents at End of Period	$562	$419

See the accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Frontdoor, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Description of Business

Frontdoor is the leading provider of home warranties and new home structural warranties in the United States, as measured by revenue, and operates primarily under the American Home Shield and 2-10 HBW brands. Our customizable home warranties help customers protect and maintain their homes, typically their most valuable asset, from costly and unplanned breakdowns of essential home systems and appliances. Our home warranty customers usually subscribe to an annual service plan agreement that covers the repair or replacement of major components of up to 29 home systems and appliances, including electrical, plumbing, HVAC systems, water heaters, refrigerators, dishwashers and ranges/ovens/cooktops, as well as optional coverages for electronics, pools, spas and pumps. Our new home structural warranty business provides value to home builders and owners of new homes by providing coverage, including insurance-backed coverage for workmanship, systems and/or structural failures, as well as other post-construction services. We also offer non-warranty home services via our website and app to our home warranty customers directly and others through partnerships and our subscription-based Frontdoor app. As of June 30, 2025, we had approximately 2.1 million active home warranties across all brands in the United States.

Note 2. Significant Accounting Policies

Our significant accounting policies are described in Note 2 to the audited consolidated financial statements included in our 2024 Form 10-K. There have been no material changes to our significant accounting policies during the six months ended June 30, 2025.

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

We disaggregate revenue from contracts with customers into major customer acquisition channels. We determined that disaggregating revenue into these categories depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. Revenue by major customer acquisition channel for our home warranties and other revenue is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2025(2)	2024	2025(2)	2024
Renewals	$461	$421	$794	$719
Real estate(1)	44	36	71	63
Direct-to-consumer(1)	56	50	88	86
Other	56	35	90	52
Total	$617	$542	$1,043	$920

(1)
First-year revenue only.
(2)
For the three and six months ended June 30, 2025, includes $56 million and $97 million as a result of the 2-10 HBW Acquisition on December 19, 2024.

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

Renewals

Revenue from customer renewals of home warranty contracts, which were previously initiated in the real estate or direct-to-consumer channel, are classified as renewal revenue above. Renewals relate to consecutive contract periods and take place at the end of the first year of a real estate or direct-to-consumer home warranty contract and continue to be categorized in our renewal channel thereafter. Customer payments for renewals are primarily received in installments over the new contract period.

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

Deferred Customer Acquisition Costs

We capitalize the incremental costs of obtaining a contract with a customer and recognize the related expense using the input method in proportion to the costs expected to be incurred in performing services under the contract, over the expected customer relationship period. Deferred customer acquisition costs were $12 million and $11 million as of June 30, 2025 and December 31, 2024, respectively. Amortization of deferred customer acquisition costs was $3 million and $4 million for the three months ended June 30, 2025 and 2024, respectively, and $6 million and $7 million for the six months ended June 30, 2025 and 2024, respectively. There were no impairment losses related to these capitalized costs during the six months ended June 30, 2025 and 2024.

Deferred Policy Acquisition Costs

We capitalize certain costs related to the issuance of insurance policies under the new home warranty program as deferred policy acquisition costs and amortize these costs over the contract period. We anticipate that all deferred policy acquisition costs will be recoverable. Deferred policy acquisition costs were $1 million and less than $1 million as of June 30, 2025 and December 31, 2024, respectively. Amortization of deferred policy acquisition costs were less than $1 million for each of the three and six months ended June 30, 2025. There was no amortization of deferred policy acquisition costs for the three and six months ended June 30, 2024.

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

Contract Assets and Liabilities

Contract assets arise when we recognize revenue for our home warranty contracts prior to a customer being invoiced. These timing differences are created when the recognition of revenue in proportion to the costs expected to be incurred in performing the services under the contract are accelerated as compared to the recognition of revenue on a straight-line basis over the contract period. Contract assets were $11 million as of June 30, 2025. There were no contract assets as of December 31, 2024.

Our contract liabilities consist of deferred revenue which is recognized when cash payments are received in advance of the performance of services, including when the amounts are refundable. Amounts are recognized as revenue in proportion to the costs expected to be incurred in performing services under our contracts.

A summary of the changes in deferred revenue, including the long-term portion, for the six months ended June 30, 2025 is as follows:

(In millions)
Balance as of December 31, 2024	$135
Deferral of revenue	194
Recognition of deferred revenue	(205)
Balance as of June 30, 2025	$124

There was approximately $110 million of revenue recognized during the six months ended June 30, 2025 that was included in the deferred revenue balance as of December 31, 2024.

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

The balance of goodwill was $972 million and $967 million as of June 30, 2025 and December 31, 2024, respectively. There were no goodwill impairment charges during the six months ended June 30, 2025 and 2024. The increase in goodwill during the six months ended June 30, 2025 was driven by updates to purchase accounting allocations, offset, in part, by the finalization of the 2-10 HBW Acquisition purchase price.

The following table provides a summary of the components of our intangible assets:

	As of June 30, 2025			As of December 31, 2024
		Accumulated			Accumulated
(In millions)	Gross	Amortization	Net	Gross	Amortization	Net
Trade names(1)	$141	$—	$141	$141	$—	$141
Value of business acquired	148	(16)	132	148	(1)	147
Home warranty customer relationships	208	(175)	33	214	(173)	41
Builder relationships	71	(3)	68	73	—	72
Developed technology	35	(23)	12	35	(19)	16
Other	60	(34)	26	63	(32)	31
Total	$663	$(251)	$412	$673	$(225)	$448

(1)
Not subject to amortization.

Amortization expense was $12 million and $1 million for the three months ended June 30, 2025 and 2024, respectively, and $25 million and $1 million for the six months ended June 30, 2025 and 2024, respectively. There were no intangible asset impairment charges during the six months ended June 30, 2025 and 2024.

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

We recognized operating lease expense of less than $1 million for each of the three months ended June 30, 2025 and 2024 and $1 million for each of the six months ended June 30, 2025 and 2024. These expenses are included in selling and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive income.

Supplemental statement of financial position information related to our operating lease liabilities is as follows:

	As of
	June 30,	December 31,
(In millions)	2025	2024
Other accrued liabilities	$2	$2
Operating lease liabilities	19	20
Total operating lease liabilities	$21	$22

Supplemental cash flow information related to our operating leases is as follows:

	Six Months Ended
	June 30,
(In millions)	2025	2024
Cash paid on operating lease liabilities(1)	$2	$2
Right-of-use assets obtained in exchange for lease obligations	—	7

(1)
Amount is presented net of cash provided from sublease income.

In conjunction with the operating leases of our corporate headquarters located in Memphis, Tennessee, and our collaboration center located in Scottsdale, Arizona, we recognized $2 million in tenant improvement allowances as of June 30, 2024, which is a non-cash investing activity.

The following table presents the maturities of our operating lease liabilities as of June 30, 2025:

(In millions)
2025 (remainder)(1)	1
2026(1)	3
2027	4
2028	3
2029	3
Thereafter	13
Total future lease payments(1)	26
Less imputed interest	(6)
Total operating lease liabilities(1)	$20

(1)
Amount is presented net of future sublease income totaling $1 million, which relates to the remainder of the year ending December 31, 2025 and the year ending December 31, 2026.

Note 6. Income Taxes

On July 4, 2025, the One Big Beautiful Bill Act (the “Bill”) was enacted in the U.S. The Bill includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing its impact on our consolidated financial statements.

We are subject to taxation in the United States, various states and foreign jurisdictions. Substantially all of our income before income taxes for the six months ended June 30, 2025 and 2024 was generated in the United States.

We compute interim period income taxes by applying an anticipated annual effective tax rate to our year-to-date income or loss from operations before income taxes, except for significant unusual or infrequently occurring items. As a result, our estimated tax rate is adjusted each quarter. The effective tax rate on income before income taxes was 24.3 percent and 25.8 percent for the three months ended June 30, 2025 and 2024, respectively, and 23.8 percent and 25.4 percent for the six months ended June 30, 2025 and 2024, respectively. The decrease in the effective tax rate for the three and six months ended June 30, 2025 was primarily due to changes in share-based compensation and acquisition-related transaction costs.

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

Total consideration as of June 30, 2025, is as follows:

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

A summary of the consideration paid and the amounts of identified assets acquired and liabilities assumed at the acquisition date, as determined based on management's preliminary assessment of the acquisition date fair value, is as follows:

(In millions)
Cash and cash equivalents	$24
Marketable securities	15
Receivables	4
Prepaid expenses and other current assets	8
Property and equipment, net	6
Goodwill	469
Intangible assets	298
Long-term marketable securities	39
Deferred reinsurance	66
Reinsurance recoverables	9
Accounts payable	(1)
Accrued liabilities:
Payroll and related expenses	(8)
Home warranty claims	(7)
Other	(6)
Deferred revenue	(29)
Deferred tax liabilities, net	(23)
Unearned insurance premium	(234)
Unpaid losses and loss adjustment reserves	(12)
Long-term deferred revenue	(12)
Other long-term liabilities	(1)
Total consideration paid	$604

As of June 30, 2025, the purchase price allocation for this acquisition has not been finalized. In particular, we are still evaluating the fair value of certain intangible assets. As we finalize the fair value of assets acquired and liabilities assumed, additional purchase price adjustments may be recorded during the measurement period in 2025.

During the six months ended June 30, 2024, we made measurement period adjustments to reflect facts and circumstances in existence as of the acquisition date. These adjustments included updates to purchase accounting allocations and a $3 million reduction in the 2-10 HBW Acquisition purchase price. The impact of these adjustments was a $5 million increase in goodwill, an $11 million decrease in intangible assets, and a $2 million decrease in deferred tax liabilities, net.

In conjunction with the 2-10 HBW Acquisition, we recognized acquisition-related costs of $2 million and $6 million during the three months ended June 30, 2025 and 2024, respectively, and $4 million and $6 million during the six months ended June 30, 2025 and 2024, respectively. These charges represent direct third-party costs, including legal, accounting and financial advisory fees, as well as post-acquisition systems integration costs, and are included in selling and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive income.

Unaudited pro forma revenue for the three and six months ended June 30, 2024 as if the 2-10 HBW Acquisition occurred as of January 1, 2024 was $598 million and $1,017 million, respectively.

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

Note 9. Stock-Based Compensation

We recognized stock-based compensation expense of $9 million ($7 million, net of tax) and $8 million ($6 million, net of tax) for the three months ended June 30, 2025 and 2024, respectively, and $17 million ($12 million, net of tax) and $15 million ($12 million, net of tax) for the six months ended June 30, 2025 and 2024, respectively. These charges are included in selling and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive income.

A summary of awards granted under the Omnibus Plan during the six months ended June 30, 2025 is as follows:

		Weighted-	Weighted-	Weighted-
	Number of	Average	Average	Average
	Awards	Exercise	Grant Date	Vesting
	Granted	Price	Fair Value	Period
Stock options	684,378	38.03	16.70	4.0
Restricted stock units	772,493		38.03	3.0
Performance shares(1)	182,751		38.03	3.0

(1)
The information related to performance shares above assumes 100% of the performance condition, which is based on revenue and Adjusted EBITDA targets, is met. The ultimate number of performance shares that may be earned depends on the achievement of this performance condition.

As of June 30, 2025, there was $61 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options, performance options, restricted stock units (“RSUs”) and performance shares. These costs are expected to be recognized over a weighted-average period of 2.45 years.

Note 10. Long-Term Debt

Long-term debt is summarized in the following table:

	As of
	June 30,	December 31,
(In millions)	2025	2024
Term Loan A maturing in 2029(1)	$402	$412
Term Loan B maturing in 2031(2)	784	788
Revolving Credit Facility maturing in 2029	—	—
Total debt	1,186	1,199
Less current portion	(29)	(29)
Total long-term debt	$1,157	$1,170

(1)
Term Loan A is presented net of unamortized debt issuance costs of $6 million as of June 30, 2025 and December 31, 2024.
(2)
Term Loan B is presented net of unamortized debt issuance costs of $10 million as of June 30, 2025 and December 31, 2024 and unamortized discount of $2 million as of June 30, 2025 and December 31, 2024.

As of June 30, 2025, we had $2 million of letters of credit outstanding under the Revolving Credit Facility, and the available borrowing capacity under the Revolving Credit Facility was $248 million. As of June 30, 2025, we were in compliance with the covenants under the Credit Agreement.

Scheduled Debt Payments

The following table presents future scheduled debt payments as of June 30, 2025:

(In millions)
2025 (remainder)	$14
2026	29
2027	29
2028	29
2029	342
Thereafter	760
Total future scheduled debt payments	1,203
Less unamortized debt issuance costs	(15)
Less unamortized discount	(2)
Total debt	$1,186

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

Information for our one operating and reportable segment is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Revenue	$617	$542	$1,043	$920
Cost of services rendered	261	237	452	420
Sales and marketing costs	82	85	147	151
Customer service costs	30	27	58	52
General and administrative costs	61	54	118	99
Other segment items (1)	72	47	119	72
Net Income	$111	$92	$148	$126

(1)
Other segment items include depreciation and amortization expense, restructuring charges, interest expense, interest and net investment income, and provision for income taxes.

	As of
	June 30,	December 31,
	2025	2024
Total Assets	$2,172	$2,107

Note 12. Supplemental Cash Flow Information

Supplemental information relating to our accompanying condensed consolidated statements of cash flows is as follows:

	Six Months Ended
	June 30,
(In millions)	2025	2024
Cash paid for (received from):
Interest expense	$37	$19
Interest income	(10)	(10)
Income tax payments, net of refunds	28	31

Note 13. Cash and Marketable Securities

Cash, money market funds and certificates of deposits with maturities of three months or less when purchased are included in Cash and cash equivalents on the accompanying condensed consolidated statements of financial position. As of June 30, 2025 and December 31, 2024, the amortized cost of our short- and long-term investments was less than $1 million and $53 million, respectively, and the estimated fair value of these investments was less than $1 million and $53 million, respectively. As of June 30, 2025, short- and long-term marketable securities primarily consisted of certificates of deposit. There were no unrealized losses which had been in a loss position for more than one year as of June 30, 2025.

Gains and losses on sales of investments, as determined on a specific identification basis, are included in investment income in the period they are realized. We periodically review our portfolio of investments to determine whether there has been an other-than-temporary decline in the value of the investments from factors such as deterioration in the financial condition of the issuer or the market(s) in which the issuer competes. During the three months ended June 30, 2025, there were less than $1 million each in proceeds from sales of securities, maturities, gross realized gains and gross realized losses resulting from sales of available-for-sale securities. During the six months ended June 30, 2025, there were $48 million in proceeds from sales of securities, $12 million in maturities and less than $1 million each in gross realized gains and gross realized losses resulting from sales of available-for-sale securities. During the three months and six months ended June 30, 2024, there were no proceeds, maturities, gross realized gains and gross realized losses resulting from sales of available-for-sale securities. There were no impairment charges due to other-than-temporary declines in the value of certain investments for the six months ended June 30, 2025 and 2024.

Note 14. Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss), unrealized gains (losses) on derivative instruments and unrealized gains (losses) on marketable securities. We disclose comprehensive income (loss) in the accompanying condensed consolidated statements of operations and comprehensive income and condensed consolidated statements of changes in equity.

A summary of the changes in AOCI is as follows:

Balance at December 31, 2024	$—
Other comprehensive loss before reclassifications:
Pre-tax amount	(14)
Tax provision	(4)
After-tax amount	(10)
Amounts reclassified from AOCI (1)	(2)
Total other comprehensive loss	(12)
Balance at June 30, 2025	$(13)

(1)
Amounts are net of income taxes. See the table below on reclassifications out of AOCI for additional information.

A summary of reclassifications out of AOCI is as follows:

	Six Months Ended
	June 30,
(In millions)	2025	2024
Gain on interest rate swap contracts(1)	$3	$4
Impact of income taxes (2)	(1)	(1)
Total reclassifications during the period	$2	$3

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

The effective portion of the gain or loss on our interest rate swap contracts are recorded in AOCI. These amounts are reclassified into earnings in the same period or periods during which the hedged forecasted debt interest settlement affects earnings. See Note 14 to the accompanying condensed consolidated financial statements for the effective portion of the gain or loss on derivative instruments recorded in AOCI and for the amounts reclassified out of AOCI and into earnings during the periods presented. As the underlying forecasted transactions occur during the next 12 months, we estimate the unrealized hedging loss in AOCI expected to be recognized in earnings is $3 million, net of tax, as of June 30, 2025. The amounts ultimately reclassified into earnings during the next 12 months will be determined based on the actual interest rates in effect at the time the positions are settled, and as a result, they could differ materially from our estimate noted above.

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

The period-end carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate their fair values due to the short-term maturities of these financial instruments. The period-end carrying amounts of short- and long-term marketable securities also approximate fair value and primarily consisted of available-for-sale debt securities. Unrealized gains and losses are reported net of tax as a component of AOCI in the accompanying condensed consolidated statements of financial position. Any unrealized losses where the decline in value is other than temporary are reported in interest and net investment income in the accompanying condensed consolidated statements of operations and comprehensive income. There were no other-than-temporary declines in value for the periods ended June 30, 2025 and December 31, 2024. As of June 30, 2025 and December 31, 2024, the carrying amounts of our total debt were $1,186 million and $1,199 million, respectively, and the estimated fair values were $1,204 million and $1,211 million, respectively. The fair value of our debt was estimated based on available market prices for the same or similar instruments that are considered significant other observable inputs (Level 2) within the fair value hierarchy and was based on information available to us as of the respective period-end dates.

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

We did not change our valuation techniques for measuring the fair value of any financial assets and liabilities during the six months ended June 30, 2025. Transfers between hierarchy levels, if any, are recognized at the end of the reporting period. There were no transfers between hierarchy levels during the six months ended June 30, 2025.

The carrying amount and estimated fair value of our financial instruments that are recorded at fair value on a recurring basis for the periods presented are as follows:

		Estimated Fair Value Measurements
		Quoted	Significant
		Prices	Other	Significant
		in Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
(In millions)	Value	(Level 1)	(Level 2)	(Level 3)
As of June 30, 2025:
Other assets	$1	$—	$1	$—
Total assets	$1	$—	$1	$—
Other accrued liabilities	$4	$—	$4	$—
Other long-term liabilities	14	—	14	—
Total liabilities	$18	$—	$18	$—

As of December 31, 2024:
Marketable securities	$15	$6	$9	$—
Other assets	3	—	3	—
Long-term marketable securities	38	2	36	—
Total assets	$56	$8	$48	$—
Other long-term liabilities	$3	$—	$3	$—
Total liabilities	$3	$—	$3	$—

Note 17. Share Repurchase Program

On July 26, 2024, our Board of Directors approved a new share repurchase authorization of up to $650 million of our common stock over the three-year period from September 4, 2024 through September 4, 2027. Purchases under this repurchase program may be made from time to time by the company in the open market at prevailing market prices (including through Rule 10b5-1 Plans), in privately negotiated transactions, or through any combination of these methods, through September 4, 2027. The actual timing, number, manner and value of any shares repurchased will depend on several factors, including the market price of the company’s stock, general market and economic conditions, the company’s liquidity requirements, applicable legal requirements and other business considerations. The repurchase program does not obligate us to acquire any number of shares in any specific period or at all and may be suspended or discontinued at any time at our discretion. As of June 30, 2025, we repurchased a total of 3,563,822 outstanding shares at an aggregate cost of $175 million under this program, which is included in treasury stock on the accompanying condensed consolidated statements of financial position.

On September 3, 2024, our previous repurchase authorization of up to $400 million expired. We repurchased a total of 11,319,091 shares at an aggregate cost of $400 million under this previous program, which is included in treasury stock on the accompanying condensed consolidated statements of financial position.

A summary of repurchases of outstanding shares is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share data)	2025	2024	2025	2024
Number of shares purchased	1,414,662	1,359,978	2,854,745	1,760,475
Average price paid per share(1)	$45.41	$33.09	$47.01	$32.66
Cost of shares purchased(1)	$64	$45	$134	$58

(1)
The average price paid per share and the cost of shares purchased are calculated on a trade date basis and exclude associated commissions and taxes of $1 million and less than $1 million for the three months ended June 30, 2025 and 2024, respectively, and $1 million for each of the six months ended June 30, 2025 and 2024.

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

A summary of the calculations of our basic and diluted earnings per share is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share data)	2025	2024	2025	2024
Net Income	$111	$92	$148	$126
Weighted-average common shares outstanding:	73.5	77.7	74.1	78.0
Effect of dilutive securities:
RSUs(1)	0.7	0.4	0.7	0.5
Stock options(2)	0.3	0.1	0.3	—
Performance options(3)	0.3	—	0.3	—
Weighted-average common shares outstanding - assuming dilution:	74.7	78.1	75.3	78.5
Basic earnings per share	$1.51	$1.18	$2.00	$1.61
Diluted earnings per share	$1.48	$1.18	$1.96	$1.60

(1)
RSUs of 1,304 shares and 3,093 shares for the three months ended June 30, 2025 and 2024, respectively, and 389,970 shares and 428,235 shares for the six months ended June 30, 2025 and 2024, respectively, were not included in the diluted earnings per share calculation because their effect would have been anti-dilutive.
(2)
Stock options to purchase 770,881 shares and 1,504,925 shares for the three months ended June 30, 2025 and 2024, respectively, and 438,547 shares and 1,299,171 shares for the six months ended June 30, 2025 and 2024, respectively, were not included in the diluted earnings per share calculation because their effect would have been anti-dilutive.
(3)
Performance options to purchase 274,282 shares for each of the three and six months ended June 30, 2024 were not included in the diluted earnings per share calculation because their effect would have been anti-dilutive. There were no anti-dilutive shares of performance options for the three and six months ended June 30, 2025.

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
•
changes in the source and intensity of competition in our market, including risks related to the development, deployment and use of artificial intelligence in our business and industry;
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

Overview

Frontdoor is the leading provider of home warranties and new home structural warranties in the United States, as measured by revenue, and operates primarily under the American Home Shield and 2-10 HBW brands. Our customizable home warranties help customers protect and maintain their homes, typically their most valuable asset, from costly and unplanned breakdowns of essential home systems and appliances. Our home warranty customers usually subscribe to an annual service plan agreement that covers the repair or replacement of major components of up to 29 home systems and appliances, including electrical, plumbing, HVAC systems, water heaters, refrigerators, dishwashers and ranges/ovens/cooktops, as well as optional coverages for electronics, pools, spas and pumps. Our new home structural warranty business provides value to home builders and owners of new homes by providing coverage, including insurance-backed coverage for workmanship, systems and/or structural failures, as well as other post-construction services. We also offer non-warranty home services via our website and app to our home warranty customers directly and others through partnerships and our subscription-based Frontdoor app. As of June 30, 2025, we had approximately 2.1 million active home warranties across all brands in the United States.

For the three months ended June 30, 2025 and 2024, we generated revenue, net income and Adjusted EBITDA of $617 million, $111 million and $199 million, respectively, and $542 million, $92 million and $158 million, respectively. For the six months ended June 30, 2025 and 2024, we generated revenue, net income and Adjusted EBITDA of $1,043 million, $148 million and $300 million, respectively, and $920 million, $126 million and $229 million, respectively. For a reconciliation of net income to Adjusted EBITDA, see “—Results of Operations—Adjusted EBITDA.”

For the six months ended June 30, 2025, our total operating revenue included 76 percent of revenue derived from existing customer renewals, while seven percent and eight percent were derived from new home warranty sales made in conjunction with existing home real estate transactions and direct-to-consumer sales, respectively, and nine percent was derived from other revenue channels. For the six months ended June 30, 2024, our total operating revenue included 78 percent of revenue derived from existing customer renewals, while seven percent and nine percent were derived from new home warranty sales made in conjunction with existing home real estate transactions and direct-to-consumer sales, respectively, and six percent was derived from other revenue channels.

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

Our financial condition and results of operations for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 continued to be adversely impacted by the following:

•
Challenging real estate market conditions, driven by a decline in the number of existing home sales, continue to constrain demand for home warranties.
•
Consumer sentiment declined as a result of a broad range of current macroeconomic conditions, including pressure on consumer prices and high interest rates. We believe this environment continues to impact demand for home warranties.
•
Inflation continues to impact our labor, parts and equipment costs.

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

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2024 Form 10-K. There have been no material changes to our critical accounting policies during the six months ended June 30, 2025.

Results of Operations

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

				% of Revenue
	Three Months Ended		Increase	Three Months Ended
	June 30,		(Decrease)	June 30,
(In millions)	2025	2024	%	2025	2024
Revenue	$617	$542	14%	100%	100%
Cost of services rendered	261	237	10	42	44
Gross Profit	356	306	16	58	56
Selling and administrative expenses	172	167	3	28	31
Depreciation and amortization expense	21	9	134	3	2
Restructuring charges	—	1	(127)	—	—
Interest expense	20	10	101	3	2
Interest and net investment income	(4)	(5)	(23)	(1)	(1)
Income before Income Taxes	146	124	18	24	23
Provision for income taxes	36	32	11	6	6
Net Income	$111	$92	21%	18%	17%

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

				% of Revenue
	Six Months Ended		Increase	Six Months Ended
	June 30,		(Decrease)	June 30,
(In millions)	2025	2024	%	2025	2024
Revenue	$1,043	$920	13%	100%	100%
Cost of services rendered	452	420	8	43	46
Gross Profit	591	500	18	57	54
Selling and administrative expenses	323	302	7	31	33
Depreciation and amortization expense	44	18	145	4	2
Restructuring charges	—	1	(67)	—	—
Interest expense	39	20	100	4	2
Interest and net investment income	(10)	(10)	5	(1)	(1)
Income before Income Taxes	194	169	15	19	18
Provision for income taxes	46	43	8	4	5
Net Income	$148	$126	17%	14%	14%

Revenue

We reported revenue of $617 million and $542 million for the three months ended June 30, 2025 and 2024, respectively, and $1,043 million and $920 million for the six months ended June 30, 2025 and 2024, respectively. The following tables provide a summary of our revenue by major customer acquisition channel for our home warranties and other revenue:

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

	Three Months Ended
	June 30,		Increase (Decrease)
(In millions)	2025(2)	2024	$	%
Renewals	$461	$421	$40	9%
Real estate(1)	44	36	8	21
Direct-to-consumer(1)	56	50	6	12
Other	56	35	22	63
Total	$617	$542	$75	14%

(1)
First-year revenue only.
(2)
For the three months ended June 30, 2025, includes approximately $56 million as a result of the 2-10 HBW Acquisition on December 19, 2024.

Revenue increased 14 percent for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase in renewal revenue reflects improved price realization resulting from our prior pricing actions and the impact of the 2-10 HBW Acquisition, offset, in part, by a decline in the number of renewed home warranties. The increase in real estate revenue reflects the impact of the 2-10 HBW Acquisition. The increase in direct-to-consumer revenue reflects an increase in the number of direct-to-consumer home warranties and the impact of the 2-10 HBW Acquisition, offset, in part, by lower price realization resulting from our discounting efforts to drive incremental sales. The increase in other revenue was primarily driven by the impact of new home structural warranties from the 2-10 HBW Acquisition and growth in non-warranty home services.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

	Six Months Ended
	June 30,		Increase (Decrease)
(In millions)	2025(2)	2024	$	%
Renewals	$794	$719	$74	10%
Real estate(1)	71	63	8	12
Direct-to-consumer(1)	88	86	2	3
Other	90	52	38	73
Total	$1,043	$920	$122	13%

(1)
First-year revenue only.
(2)
For the six months ended June 30, 2025, includes approximately $97 million as a result of the 2-10 HBW Acquisition on December 19, 2024.

Revenue increased 13 percent for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase in renewal revenue reflects improved price realization resulting from our prior pricing actions and the impact of the 2-10 HBW Acquisition, offset, in part, by a decline in the number of renewed home warranties. The increase in real estate revenue reflects the impact of the 2-10 HBW Acquisition, offset, in part, by the challenging real estate macro environment. The increase in direct-to-consumer revenue reflects the impact of the 2-10 HBW Acquisition and an increase in the number of direct-to-consumer home warranties, offset, in part, by lower price realization resulting from our discounting efforts to drive incremental sales. The increase in other revenue was primarily driven by the impact of new home structural warranties from the 2-10 HBW Acquisition and growth in non-warranty home services.

The following table provides a summary of the number of home warranties, reduction in number of home warranties and customer retention rate:

	As of
	June 30,
(In millions)	2025(1)	2024
Number of home warranties	2.09	1.95
Growth (reduction) in number of home warranties	7%	(6)%
Customer retention rate	79.7%	76.6%

(1)
As of June 30, 2025, excluding the 2-10 HBW home warranties acquired on December 19, 2024, the number of home warranties was 1.9 million, the reduction in home warranties was two percent and the customer retention rate was 78.3 percent.

The growth in the number of home warranties as of June 30, 2025 was primarily driven by the 2-10 HBW acquisition, offset, in part, by the challenging real estate macro environment and decline in number of renewed home warranties.

Cost of Services Rendered

We reported cost of services rendered of $261 million and $237 million for the three months ended June 30, 2025 and 2024, respectively, and $452 million and $420 million for the six months ended June 30, 2025 and 2024, respectively. The following tables provide a summary of the changes in cost of services rendered:

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

(In millions)
Three Months Ended June 30, 2024	$237
Impact of change in revenue	23
Contract claims costs	1
Three Months Ended June 30, 2025	$261

The increase in contract claims costs primarily reflects inflationary cost pressures, offset, in part, by a lower number of service requests per customer, primarily driven by a favorable weather impact of $5 million. Additionally, contract claims costs reflects a $4 million favorable adjustment in the second quarter of 2025 related to the development of prior period claims, compared to a $5 million favorable adjustment in the second quarter of 2024.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

(In millions)
Six Months Ended June 30, 2024	$420
Impact of change in revenue	40
Contract claims costs	(7)
Other	(1)
Six Months Ended June 30, 2025	$452

The decrease in contract claims costs primarily reflects continued process improvement initiatives, specifically relating to better cost management across our contractor network and higher trade service fees, which drove a lower number of home warranty service requests per customer, offset, in part, by inflationary cost pressures. Additionally, contract claims costs reflects a $7 million favorable adjustment in the first six months of 2025 related to the development of prior period claims, compared to a $4 million favorable adjustment in the first six months of 2024.

Selling and Administrative Expenses

We reported selling and administrative expenses of $172 million and $167 million for the three months ended June 30, 2025 and 2024, respectively, and $323 million and $302 million for the six months ended June 30, 2025 and 2024, respectively. The following table provides a summary of the components of selling and administrative expenses:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2025	2024	2025	2024
Sales and marketing costs	$82	$85	$147	$151
Customer service costs	30	27	58	52
General and administrative costs	61	54	118	99
Total	$172	$167	$323	$302

The following tables provide a summary of the changes in selling and administrative expenses:

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

(In millions)
Three Months Ended June 30, 2024	$167
Sales and marketing costs	(3)
Customer service costs	2
Stock-based compensation expense	2
Acquisition-related costs	(4)
Other general and administrative costs	9
Three Months Ended June 30, 2025	$172

Sales and marketing costs decreased due to the timing of marketing investments and sales optimization efforts, offset, in part, by increases driven by the 2-10 HBW Acquisition. Customer service costs increased primarily due to the 2-10 HBW acquisition and growth in non-warranty home services. Acquisition-related costs are driven by the 2-10 HBW Acquisition and represent direct third-party costs, including legal, accounting and financial advisory fees, as well as post-acquisition systems integration costs. Other general and administrative costs increased primarily due to increased personnel costs from the 2-10 HBW acquisition.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

(In millions)
Six Months Ended June 30, 2024	$302
Sales and marketing costs	(4)
Customer service costs	6
Stock-based compensation expense	2
Acquisition-related costs	(2)
Other general and administrative costs	19
Six Months Ended June 30, 2025	$323

Sales and marketing costs decreased due to the timing of marketing investments and sales optimization efforts, offset, in part, by increases driven by the 2-10 HBW Acquisition. Customer service costs increased primarily due to the 2-10 HBW acquisition and growth in non-warranty home services. Acquisition-related costs are driven by the 2-10 HBW Acquisition and represent direct third-party costs, including legal, accounting and financial advisory fees, as well as post-acquisition systems integration costs. Other general and administrative costs increased primarily due to increased personnel costs from the 2-10 HBW acquisition.

Depreciation and Amortization Expense

Depreciation expense was $9 million and $8 million for the three months ended June 30, 2025 and 2024, respectively, and $19 million and $17 million for the six months ended June 30, 2025 and 2024, respectively. Amortization expense was $12 million and $1 million for the three months ended June 30, 2025 and 2024, respectively, and $25 million and $1 million for the six months ended June 30, 2025 and 2024, respectively, with the increase primarily driven by the amortization of intangible assets acquired as part of the 2-10 HBW Acquisition.

Restructuring Charges

Restructuring charges were less than $1 million and $1 million for the three months ended June 30, 2025 and 2024, respectively, and less than $1 million and $1 million for the six months ended June 30, 2025 and 2024, respectively. For the three and six months ended June 30, 2024, these charges primarily included expenses related to the exit of certain operating leases and severance costs.

Interest Expense

Interest expense was $20 million and $10 million for the three months ended June 30, 2025 and 2024, respectively, and $39 million and $20 million for the six months ended June 30, 2025 and 2024, respectively, with the increase driven by the higher debt balance as compared to prior year as a result of financing the 2-10 HBW Acquisition.

Interest and Net Investment Income

Interest and net investment income was $4 million and $5 million for the three months ended June 30, 2025 and 2024, respectively, and $10 million for each of the six months ended June 30, 2025 and 2024.

Provision for Income Taxes

The effective tax rate on income before income taxes was 24.3 percent and 25.8 percent for the three months ended June 30, 2025 and 2024, respectively, and 23.8 percent and 25.4 percent for the six months ended June 30, 2025 and 2024, respectively. The decrease in the effective tax rate for the three and six months ended June 30, 2025 was primarily due to changes in share-based compensation and acquisition-related transaction costs.

Net Income

Net income was $111 million and $92 million for the three months ended June 30, 2025 and 2024, respectively, and $148 million and $126 million for the six months ended June 30, 2025 and 2024, respectively.

Adjusted EBITDA

Adjusted EBITDA was $199 million and $158 million for the three months ended June 30, 2025 and 2024, respectively, and $300 million and $229 million for the six months ended June 30, 2025 and 2024, respectively.

Summary of Changes in Net Income and Adjusted EBITDA

The following tables provide a summary of the changes in net income and Adjusted EBITDA:

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

(In millions)	Net Income	Adjusted EBITDA
Three Months Ended June 30, 2024	$92	$158
Impact of change in revenue	51	51
Contract claims costs	(1)	(1)
Sales and marketing costs	3	3
Customer service costs	(2)	(2)
Stock-based compensation expense	(2)	—
Acquisition-related costs	4	—
Other general and administrative costs	(9)	(9)
Depreciation and amortization expense	(12)	—
Restructuring charges	1	—
Interest expense	(10)	—
Interest and net investment income	(1)	—
Provision for income taxes	(4)	—
Three Months Ended June 30, 2025	$111	$199

The impact of change in revenue was primarily driven by improved price realization and the impact of the 2-10 HBW Acquisition, offset, in part, by a decline in the number of renewed home warranties. For more information on changes in net income or Adjusted EBITDA, see discussion of individual line items above.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

(In millions)	Net Income	Adjusted EBITDA
Six Months Ended June 30, 2024	$126	$229
Impact of change in revenue	83	83
Contract claims costs	7	7
Sales and marketing costs	4	4
Customer service costs	(6)	(6)
Stock-based compensation expense	(2)	—
Acquisition-related costs	2	—
Other general and administrative costs	(19)	(19)
Depreciation and amortization expense	(26)	—
Restructuring charges	1	—
Interest expense	(19)	—
Interest and net investment income	—	2
Provision for income taxes	(3)	—
Other	1	1
Six Months Ended June 30, 2025	$148	$300

The impact of change in revenue was primarily driven by improved price realization and the impact of the 2-10 HBW Acquisition, offset, in part, by the challenging real estate macro environment and a decline in the number of renewed home warranties. For more information on changes in net income or Adjusted EBITDA, see discussion of individual line items above.

Reconciliation of Net Income to Adjusted EBITDA

A reconciliation of Net Income to Adjusted EBITDA is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2025	2024	2025	2024
Net Income	$111	$92	$148	$126
Depreciation and amortization expense	21	9	44	18
Restructuring charges(1)	—	1	—	1
Acquisition-related costs(1)	2	6	4	6
Provision for income taxes	36	32	46	43
Non-cash stock-based compensation expense(2)	9	8	17	15
Interest expense	20	10	39	20
Other non-operating expenses(1)	1	—	1	—
Adjusted EBITDA	$199	$158	$300	$229

(1)
We exclude restructuring charges, acquisition-related costs and other non-operating expenses from Adjusted EBITDA because we believe they do not reflect our ongoing operations and because we believe doing so is useful to investors in aiding period-to-period comparability.
(2)
We exclude non-cash stock-based compensation expense from Adjusted EBITDA because it is a non-cash expense and because it is not used by management to assess ongoing operational performance. We believe excluding this expense from Adjusted EBITDA is useful to investors in aiding period-to-period comparability.

Liquidity and Capital Resources

Liquidity

A substantial portion of our liquidity needs are due to debt service requirements on our indebtedness. The Credit Agreement contains covenants that limit or restrict our ability, including the ability of certain of our subsidiaries, to incur additional indebtedness, repurchase debt, incur liens, sell assets, make certain payments (including dividends) and enter into transactions with affiliates. As of June 30, 2025, we were in compliance with the covenants under the Credit Agreement. We do not believe current macroeconomic conditions will affect our ongoing ability to meet our debt covenants.

Cash and cash equivalents totaled $562 million and $421 million as of June 30, 2025 and December 31, 2024, respectively, and short- and long-term marketable securities totaled less than $1 million and $53 million as of June 30, 2025 and December 31, 2024. Our cash and cash equivalents and short- and long-term marketable securities include balances associated with regulatory requirements in our business. See “—Limitations on Distributions and Dividends by Subsidiaries.” As of June 30, 2025 and December 31, 2024, the total net assets subject to these third-party restrictions were $185 million and $184 million, respectively. As of June 30, 2025, there was $2 million of letters of credit outstanding under our $250 million Revolving Credit Facility, and the available borrowing capacity under the Revolving Credit Facility was $248 million. The letters of credit are posted in lieu of cash to satisfy regulatory requirements in certain states in which we operate. We currently believe that cash generated from operations, our cash on hand and available borrowing capacity under the Revolving Credit Facility as of June 30, 2025 will provide us with sufficient liquidity to meet our obligations in the short- and long-term.

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

Share Repurchase Program

On July 26, 2024, our Board of Directors approved a new share repurchase authorization of up to $650 million of our common stock over the three-year period from September 4, 2024 through September 4, 2027. Purchases under this repurchase program may be made from time to time by the company in the open market at prevailing market prices (including through Rule 10b5-1 Plans), in privately negotiated transactions, or through any combination of these methods, through September 4, 2027. The actual timing, number, manner and value of any shares repurchased will depend on several factors, including the market price of the company’s stock, general market and economic conditions, the company’s liquidity requirements, applicable legal requirements and other business considerations. The repurchase program does not obligate us to acquire any number of shares in any specific period or at all and may be suspended or discontinued at any time at our discretion. As of June 30, 2025, we repurchased a total of 3,563,822 outstanding shares at an aggregate cost of $175 million under this program, which is included in treasury stock on the condensed consolidated statements of financial position included in Part I, Item 1 of this Quarterly Report on Form 10-Q. As of June 30, 2025, we had $475 million remaining available for future repurchases under this program. We expect to fund future share repurchases from net cash provided from operating activities.

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

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows included in Part I, Item 1 of this Quarterly Report on Form 10-Q are summarized in the following table:

	Six Months Ended
	June 30,
(In millions)	2025	2024
Net cash provided from (used for):
Operating activities	$251	$187
Investing activities	42	(22)
Financing activities	(153)	(71)
Cash increase during the period	$141	$93

Operating Activities

Net cash provided from operating activities was $251 million and $187 million for the six months ended June 30, 2025 and 2024, respectively.

Net cash provided from operating activities for the six months ended June 30, 2025 comprised $208 million in earnings adjusted for non-cash charges and $48 million in cash provided from working capital and long-term insurance-related accounts, offset, in part, by $5 million in payments for restructuring charges. Cash provided from working capital was primarily driven by seasonality, offset, in part, by payments of accrued bonuses and a decline in the number of first-year real estate home warranties, which are typically paid for upfront at the time of closing on the home sale.

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

Investing Activities

Net cash provided from investing activities was $42 million for the six months ended June 30, 2025 as compared to net cash used for investing activities of $22 million for the six months ended June 30, 2024.

For the six months ended June 30, 2025, cash provided from sales and maturities of available-for-sale securities was $60 million, purchases of available-for-sale securities was $6 million, and there was $3 million in cash provided from the finalization of the 2-10 HBW Acquisition purchase price. Capital expenditures were $14 million for six months ended June 30, 2025 and included recurring capital needs and technology projects. We expect capital expenditures for the full year 2025 relating to committed, recurring capital needs and the continuation of investments in information systems and productivity enhancing technology to be approximately $25 million to $35 million. We have no additional material capital commitments at this time.

For the six months ended June 30, 2024, capital expenditures were $22 million and included recurring capital needs and technology projects.

Financing Activities

Net cash used for financing activities was $153 million and $71 million for the six months ended June 30, 2025 and 2024, respectively.

For the six months ended June 30, 2025, we made scheduled principal payments of debt of $14 million and purchased outstanding shares of our common stock at an aggregate cost of $135 million. Repurchases of common stock included associated commissions and taxes of $1 million.

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

Free Cash Flow

The following table reconciles net cash provided from operating activities, which we consider to be the most directly comparable U.S. GAAP measure, to Free Cash Flow using data derived from the condensed consolidated statements of cash flows in Part 1, Item 1 of this Quarterly Report on Form 10-Q:

	Six Months Ended
	June 30,
(In millions)	2025	2024
Net cash provided from operating activities	$251	$187
Property additions	(14)	(22)
Free Cash Flow	$237	$164

Contractual Obligations

Our 2024 Form 10-K includes disclosures of our contractual obligations and commitments as of December 31, 2024. We continue to make the contractually required payments associated with these commitments. There are no significant additions to our obligations and commitments since those reported in the 2024 Form 10-K.

Financial Position

A summary of the significant changes in our financial position from December 31, 2024 to June 30, 2025 is as follows:

•
Cash and cash equivalents increased during the six months ended June 30, 2025, reflecting cash provided from operating activities and the sale of marketable securities, offset, in part, by capital expenditures, scheduled principal payments of debt and purchases of outstanding shares.
•
Marketable securities decreased during the six months ended June 30, 2025, reflecting the sale of available-for-sale securities.
•
Contract assets increased during the six months ended June 30, 2025, reflecting a net contract asset related to the recognition of monthly pay customer revenue on an other-than-straight-line basis to match the timing of cost recognition.
•
Intangible assets, net, decreased during the six months ended June 30, 2025, reflecting the amortization and revised allocation of intangible assets acquired as part of the 2-10 HBW Acquisition.
•
Long-term marketable securities decreased during the six months ended June 30, 2025, reflecting the sale of available-for-sale securities.
•
Accounts payable increased during the six months ended June 30, 2025, reflecting the timing of trade payables driven by seasonality.
•
Accrued liabilities—Payroll and related expenses decreased during the six months ended June 30, 2025, reflecting payments of accrued bonuses.
•
Accrued liabilities—Home warranty claims increased during the six months ended June 30, 2025, reflecting a higher number of service requests driven by seasonality.
•
Accrued liabilities—Other increased during the six months ended June 30, 2025, reflecting an increase in income tax payable.
•
Deferred revenue decreased during the six months ended June 30, 2025, reflecting a decline in the number of first-year real estate home warranties, which are typically paid in full at closing on the real estate transaction.
•
Long-term debt decreased during the six months ended June 30, 2025, reflecting scheduled debt payments.
•
Deferred tax liabilities, net, decreased during the six months ended June 30, 2025, reflecting the impact of amortization expense of the intangible assets acquired as part of the 2-10 HBW Acquisition.
•
Other long-term liabilities increased during the six months ended June 30, 2025, reflecting a change in our interest rate swap valuation.
•
Total shareholders’ equity was $254 million as of June 30, 2025 compared to $239 million as of December 31, 2024. The increase was primarily driven by net income, offset, in part, by repurchases of our common stock. See the condensed consolidated statements of changes in equity included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated (pursuant to Rule 13a-15(b) of the Exchange Act) the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of June 30, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting, as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Consistent with guidance issued by the SEC that an assessment of internal control over financial reporting of a recently acquired business may be omitted from management’s evaluation of disclosure controls and procedures, management is excluding an assessment of such internal controls for 2-10 HBW from its evaluation of the effectiveness of our disclosure controls and procedures. 2-10 HBW was acquired by the company on December 19, 2024, and represented approximately 44% of the company’s consolidated total assets and 9% of its consolidated total revenues, as of and for the quarter ended June 30, 2025.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information required with respect to this Part II, Item 1 can be found under Note 8 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

For information regarding factors that could affect our business, financial condition or results of operations, see the risk factors discussed in Part I, Item 1A. “Risk Factors” in our 2024 Form 10-K. There have been no material changes to the risk factors disclosed in our 2024 Form 10-K during the six months ended June 30, 2025. The risks described in our 2024 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial could also materially and adversely affect our business, financial condition or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On July 26, 2024, our Board of Directors approved a new share repurchase authorization of up to $650 million of our common stock over the three-year period from September 4, 2024 through September 4, 2027. We may make purchases under this repurchase program from time to time in the open market at prevailing market prices (including through a Rule 10b5-1 Plan), in privately negotiated transactions, or through any combination of these methods. The actual timing, number, manner and value of any shares repurchased will depend on several factors, including the market price of our stock, general market and economic conditions, our liquidity requirements, applicable legal requirements and other business considerations. We are not obligated to acquire any number of shares in any specific period or at all, and we may suspend or discontinue our share repurchase program at any time at our discretion. As of June 30, 2025, we repurchased a total of 3,563,822 outstanding shares at an aggregate cost of $175 million, and we had $475 million remaining available for future repurchase under this program.

Period	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs (in millions)
Apr. 1, 2025 through Apr. 30, 2025	889,258	$39.36	889,258	$504
May 1, 2025 through May 31, 2025	277,510	54.05	277,510	489
Jun. 1, 2025 through Jun. 30, 2025	247,894	57.44	247,894	475
Total	1,414,662	$45.41	1,414,662	$475

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

3.1	Restated Certificate of Incorporation of Frontdoor, Inc. (incorporated by reference to Exhibit 3.1 to Frontdoor’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021).
3.2	Amended and Restated Bylaws of Frontdoor, Inc. (incorporated by reference to Exhibit 3.2 to Frontdoor’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023).
10.1*	Offer Letter dated May 21, 2025, from Frontdoor, Inc. to Balakrishnan Ganesh.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a - 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a - 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104*	Cover page formatted as Inline XBRL and included in Exhibit 101.

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

FRONTDOOR, INC.

Date: August 5, 2025	By:	/s/ Jessica P. Ross
		Name:	Jessica P. Ross
		Title:	Senior Vice President and Chief Financial Officer (principal financial officer)