Form 10-Q
period 2025-09-30
Frontdoor, Inc.
filed 2025-11-05
CIK 1727263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________________________________________

FORM 10-Q

________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

Yes ☐ No ☒

As of October 31, 2025 there were 72,113,199 shares outstanding of the registrant’s common stock, par value $0.01 per share.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Frontdoor, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(In millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue	$618	$540	$1,660	$1,461
Cost of services rendered	264	235	716	655
Gross Profit	353	306	944	806
Selling and administrative expenses	174	154	498	456
Depreciation and amortization expense	22	10	66	28
Restructuring charges	1	3	1	5
Interest expense	20	10	59	29
Interest and net investment income	(6)	(5)	(16)	(15)
Income before Income Taxes	142	134	336	303
Provision for income taxes	37	34	83	77
Net Income	$106	$100	$253	$226

Other Comprehensive Loss, Net of Income Taxes:
Unrealized loss on derivative instruments, net of income taxes	(1)	(4)	(13)	(3)
Total Other Comprehensive Loss, Net of Income Taxes	(1)	(4)	(13)	(3)
Comprehensive Income	$105	$97	$240	$223

Earnings per Share:
Basic	$1.45	$1.32	$3.44	$2.92
Diluted	$1.42	$1.30	$3.38	$2.90

Weighted-average Common Shares Outstanding:
Basic	72.8	76.2	73.6	77.4
Diluted	74.4	77.1	75.0	78.0

See the accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Frontdoor, Inc.

Condensed Consolidated Statements of Financial Position (Unaudited)

(In millions, except share data)

	As of
	September 30,	December 31,
	2025	2024
Assets:
Current Assets:
Cash and cash equivalents	$563	$421
Marketable securities	—	15
Receivables, less allowance of $4 and $4, respectively	10	10
Prepaid expenses and other current assets	39	42
Contract assets	77	—
Assets held for sale	5	—
Total Current Assets	695	488
Other Assets:
Property and equipment, net	59	73
Goodwill	971	967
Intangible assets, net	400	448
Operating lease right-of-use assets	7	8
Long-term marketable securities	—	38
Deferred reinsurance	68	65
Deferred customer acquisition costs	13	11
Other assets	15	11
Total Assets	$2,227	$2,107
Liabilities and Shareholders' Equity:
Current Liabilities:
Accounts payable	$104	$71
Accrued liabilities:
Payroll and related expenses	36	44
Home warranty claims	71	74
Income taxes payable	36	1
Other	31	28
Deferred revenue	94	123
Current portion of long-term debt	29	29
Total Current Liabilities	401	369
Long-Term Debt	1,151	1,170
Other Long-Term Liabilities:
Deferred tax liabilities, net	52	49
Operating lease liabilities	18	20
Unearned insurance premium	238	233
Long-term deferred revenue	20	12
Other long-term liabilities	32	16
Total Other Long-Term Liabilities	360	329
Commitments and Contingencies (Note 8)
Shareholders' Equity:
Common stock, $0.01 par value; 2,000,000,000 shares authorized; 88,389,769 shares issued and 72,433,160 shares outstanding as of September 30, 2025 and 87,434,468 shares issued and 75,314,243 shares outstanding as of December 31, 2024	1	1
Additional paid-in capital	184	152
Retained earnings	784	530
Accumulated other comprehensive loss	(14)	—
Less treasury stock, at cost; 15,956,609 shares as of September 30, 2025 and 12,120,225 shares as of December 31, 2024	(639)	(444)
Total Shareholders' Equity	316	239
Total Liabilities and Shareholders' Equity	$2,227	$2,107

See the accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Frontdoor, Inc.

Condensed Consolidated Statement of Changes in Equity (Unaudited)

(In millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Common Stock:
Balance at beginning of period	$1	$1	$1	$1
Balance at end of period	1	1	1	1
Additional Paid-in Capital:
Balance at beginning of period	167	127	152	117
Stock-based compensation expense	8	6	25	20
Exercise of stock options	10	6	15	7
Issuance of common stock related to ESPP	—	—	1	—
Taxes paid related to net share settlement of equity awards	—	—	(9)	(6)
Balance at end of period	184	139	184	139
Retained Earnings:
Balance at beginning of period	678	422	530	296
Net income	106	100	253	226
Balance at end of period	784	522	784	522
Accumulated Other Comprehensive (Loss) Income:
Balance at beginning of period	(13)	6	—	6
Other comprehensive loss, net of tax	(1)	(4)	(13)	(3)
Balance at end of period	(14)	2	(14)	2
Treasury Stock:
Balance at beginning of period	(580)	(341)	(444)	(283)
Repurchase of common stock	(60)	(62)	(195)	(120)
Balance at end of period	(639)	(403)	(639)	(403)
Total Shareholders' Equity	$316	$261	$316	$261

See the accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Frontdoor, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Nine Months Ended
	September 30,
	2025	2024
Cash and Cash Equivalents at Beginning of Period	$421	$325
Cash Flows from Operating Activities:
Net Income	253	226
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization expense	66	28
Deferred income tax benefit	10	—
Stock-based compensation expense	25	20
Other	1	2
Changes in:
Prepaid expenses and other current assets	(79)	(74)
Deferred reinsurance	(4)	—
Deferred customer acquisition costs	(2)	—
Accounts payable	33	14
Deferred revenue	(21)	(12)
Accrued liabilities	(12)	(10)
Deferred insurance premiums	7	—
Current income taxes	37	18
Net Cash Provided from Operating Activities	315	212
Cash Flows from Investing Activities:
Purchases of property and equipment	(20)	(31)
Business acquisitions, net of cash acquired	3	—
Purchases of available-for-sale securities	(6)	—
Sales and maturities of available-for-sale securities	60	—
Net Cash Provided from (Used for) Investing Activities	37	(31)
Cash Flows from Financing Activities:
Repayments of debt	(22)	(13)
Repurchases of common stock	(195)	(120)
Other financing activities	7	2
Net Cash Used for Financing Activities	(210)	(131)
Cash Increase During the Period	142	50
Cash and Cash Equivalents at End of Period	$563	$375

See the accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Frontdoor, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Description of Business

Frontdoor is the leading provider of home warranties and new home structural warranties in the United States, as measured by revenue, and operates primarily under the American Home Shield and 2-10 HBW brands. Our customizable home warranties help customers protect and maintain their homes, typically their most valuable asset, from costly and unplanned breakdowns of essential home systems and appliances. Our home warranty customers usually subscribe to an annual service plan agreement that covers the repair or replacement of major components of up to 29 home systems and appliances, including electrical, plumbing, HVAC systems, water heaters, refrigerators, dishwashers and ranges/ovens/cooktops, as well as optional coverages for electronics, pools, spas and pumps. Our new home structural warranty business provides value to home builders and owners of new homes by providing coverage, including insurance-backed coverage for workmanship, systems and/or structural failures, as well as other post-construction services. We also offer non-warranty home services via our website and app to our home warranty customers directly and others through partnerships and our subscription-based Frontdoor app. As of September 30, 2025, we had approximately 2.1 million active home warranties across all brands in the United States.

Note 2. Significant Accounting Policies

Our significant accounting policies are described in Note 2 to the audited consolidated financial statements included in our 2024 Form 10-K. There have been no material changes to our significant accounting policies during the nine months ended September 30, 2025.

Real Estate Held for Sale

We classify long-lived assets to be sold as held for sale in the period in which all required criteria are met. We initially measure a long-lived asset that is classified as held for sale at the lower of its carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held-for-sale criteria are met. Conversely, gains are not recognized on the sale of a long-lived asset until the date of sale. Upon determining a long-lived asset meets the criteria to be classified as held for sale, we cease depreciation and report such long-lived assets, if material, as Assets held for sale on the accompanying condensed consolidated statements of financial position.

On September 4, 2025, we listed 2-10 HBW's corporate office in Aurora, Colorado for sale. We determined that the related assets met the criteria to be classified as held for sale as of September 30, 2025.

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

Newly Issued Accounting Standards

In 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), which improves income tax disclosures. We plan to adopt this guidance prospectively in our Annual Report on Form 10-K for the year ending December 31, 2025. The adoption of this standard will expand our annual income tax disclosures, including enhanced transparency in the effective tax rate reconciliation and disaggregation of income taxes paid. The adoption is not expected to have a material impact on the consolidated financial statements.

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

In 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40), which modernizes the accounting guidance for the costs to develop software for internal use. This guidance is effective for annual periods beginning after December 15, 2027. Early adoption is permitted and the guidance can be applied on a prospective basis, a modified basis for in-process projects or on a retrospective basis. We are currently evaluating the impact of this ASU on our consolidated financial statements.

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

We disaggregate revenue from contracts with customers into major customer acquisition channels. We determined that disaggregating revenue into these categories depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. Revenue by major customer acquisition channel for our home warranties and other revenue is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2025(2)	2024	2025(2)	2024
Renewals	$461	$422	$1,255	$1,141
Real estate(1)	43	36	114	99
Direct-to-consumer(1)	54	49	143	135
Other	59	34	148	86
Total	$618	$540	$1,660	$1,461

(1)
First-year revenue only.
(2)
For the three and nine months ended September 30, 2025, includes $52 million and $149 million as a result of the 2-10 HBW Acquisition on December 19, 2024.

Our home warranty contracts have one primary performance obligation, which is to provide for the repair or replacement of essential home systems and appliances, as applicable pursuant to the contracts' terms and conditions. We recognize revenue at the agreed upon contractual amount over time using the input method in proportion to the costs expected to be incurred in performing services under the contracts. Those costs bear a direct relationship to the fulfillment of our obligations under the contracts and are representative of the relative fair value of the services provided to the customer. As the costs to fulfill the obligations of the home warranties are incurred on an other-than-straight-line basis, we utilize historical evidence to estimate the expected claims expense and related timing of such costs and make a corresponding adjustment each period to the timing of our related revenue recognition. This adjustment to the straight-line revenue creates a contract asset or contract liability, as described under the heading “Contract Assets and Liabilities” below. We regularly review our estimates of claims costs and adjust these estimates when appropriate.

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

Other

Other revenue primarily includes revenue generated by non-warranty home services, including the New HVAC and Moen programs, and new home structural warranties.

Deferred Customer Acquisition Costs

We capitalize the incremental costs of obtaining a home warranty contract with a customer and recognize the related expense using the input method in proportion to the costs expected to be incurred in performing services under the contract, over the expected customer relationship period. Deferred customer acquisition costs were $13 million and $11 million as of September 30, 2025 and December 31, 2024, respectively. Amortization of deferred customer acquisition costs was $4 million and $3 million for the three months ended September 30, 2025 and 2024, respectively, and $9 million and $10 million for the nine months ended September 30, 2025 and 2024, respectively. There were no impairment losses related to these capitalized costs during the nine months ended September 30, 2025 and 2024.

Deferred Policy Acquisition Costs

We capitalize certain costs related to the issuance of insurance policies, net of ceding commission income from reinsurers, under the new home warranty program as deferred policy acquisition costs and amortize these costs over the term of the underlying pattern of insurance risk. Ceding commission amounts, which represent a recovery of policy acquisition costs, are treated as a reduction of deferred policy acquisition costs. We anticipate that all deferred policy acquisition costs will be recoverable. Deferred policy acquisition costs were $3 million and less than $1 million as of September 30, 2025 and December 31, 2024, respectively. Amortization of deferred policy acquisition costs were less than $1 million for each of the three and nine months ended September 30, 2025. There was no amortization of deferred policy acquisition costs for the three and nine months ended September 30, 2024. Deferred policy acquisition costs are recorded in Other assets on the accompanying condensed consolidated statement of financial position.

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

Contract Assets and Liabilities

Contract assets arise when we recognize revenue for our home warranty contracts prior to a customer being invoiced. These timing differences are created when the recognition of revenue in proportion to the costs expected to be incurred in performing the services under the contract are accelerated as compared to the recognition of revenue on a straight-line basis over the contract period. Contract assets were $77 million as of September 30, 2025. There were no contract assets as of December 31, 2024.

Our contract liabilities consist of deferred revenue which is recognized when cash payments are received in advance of the performance of services, including when the amounts are refundable. Amounts are recognized as revenue in proportion to the costs expected to be incurred in performing services under our contracts.

A summary of the changes in deferred revenue, including the long-term portion, for the nine months ended September 30, 2025 is as follows:

(In millions)
Balance as of December 31, 2024	$135
Deferral of revenue	316
Recognition of deferred revenue	(337)
Balance as of September 30, 2025	$114

There was approximately $15 million and $125 million of revenue recognized during the three and nine months ended September 30, 2025, respectively, that was included in the deferred revenue balance as of December 31, 2024.

Unearned Insurance Premium

New home structural warranty revenue is recognized over the term of the underlying pattern of insurance risk in proportion to the costs expected to be incurred in performing services under the contract. Amounts not earned and recognized to date are recognized as unearned insurance premium on the accompanying condensed consolidated statement of financial position.

Deferred Reinsurance

In the normal course of business, we seek to reduce our loss exposure in the new home warranty program by reinsuring certain levels of risk with reinsurers. Premiums ceded are recognized within revenue over the term of underlying pattern of insurance risk, and the unexpired portion of reinsurance is deferred and recognized as deferred reinsurance on the accompanying condensed consolidated statement of financial position.

Note 4. Goodwill and Intangible Assets

Goodwill and indefinite-lived intangible assets are not amortized and are subject to assessment for impairment on an annual basis, or more frequently if circumstances indicate a potential impairment. We perform our annual assessment for impairment on October 1 of every year.

The balance of goodwill was $971 million and $967 million as of September 30, 2025 and December 31, 2024, respectively. There were no goodwill impairment charges during the nine months ended September 30, 2025 and 2024. The increase in goodwill during the nine months ended September 30, 2025 was driven by updates to purchase accounting valuations, offset, in part, by the reduction in the 2-10 HBW Acquisition purchase price as a result of the working capital true up provisions in the purchase agreement.

The following table provides a summary of the components of our intangible assets:

	As of September 30, 2025			As of December 31, 2024
		Accumulated			Accumulated
(In millions)	Gross	Amortization	Net	Gross	Amortization	Net
Trade names(1)	$141	$—	$141	$141	$—	$141
Value of business acquired	148	(23)	125	148	(1)	147
Home warranty customer relationships	208	(177)	32	214	(173)	41
Builder relationships	71	(5)	66	73	—	72
Developed technology	35	(25)	11	35	(19)	16
Other	60	(34)	25	63	(32)	31
Total	$663	$(263)	$400	$673	$(225)	$448

(1)
Not subject to amortization.

Amortization expense was $13 million and $1 million for the three months ended September 30, 2025 and 2024, respectively, and $38 million and $2 million for the nine months ended September 30, 2025 and 2024, respectively. There were no intangible asset impairment charges during the nine months ended September 30, 2025 and 2024.

Note 5. Leases

We have operating leases for our corporate headquarters located in Memphis, Tennessee, a collaboration center located in Scottsdale, Arizona and an administrative center in Pune, India. We also continue to lease certain office space in other geographies, which we have, as indicated below, either exited or subleased. Our leases have remaining lease terms ranging from two years to 9 years, some of which include options to extend the leases for up to five years.

The weighted-average remaining lease term and weighted-average discount rate related to our operating leases are as follows:

	As of
	September 30,	December 31,
	2025	2024
Weighted-average remaining lease term (years)	8	9
Weighted-average discount rate	6.5%	6.5%

We recognized operating lease expense of less than $1 million for each of the three months ended September 30, 2025 and 2024 and $1 million for each of the nine months ended September 30, 2025 and 2024. These expenses are included in selling and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive income.

Supplemental statement of financial position information related to our operating lease liabilities is as follows:

	As of
	September 30,	December 31,
(In millions)	2025	2024
Other accrued liabilities	$2	$2
Operating lease liabilities	18	20
Total operating lease liabilities	$21	$22

Supplemental cash flow information related to our operating leases is as follows:

	Nine Months Ended
	September 30,
(In millions)	2025	2024
Cash paid on operating lease liabilities(1)	$2	$3
Right-of-use assets obtained in exchange for lease obligations	—	7

(1)
Amount is presented net of cash provided from sublease income.

In conjunction with the operating leases of our corporate headquarters located in Memphis, Tennessee, and our collaboration center located in Scottsdale, Arizona, we recognized $2 million in tenant improvement allowances as of February 29, 2024, which is a non-cash investing activity.

The following table presents the maturities of our operating lease liabilities as of September 30, 2025:

(In millions)
2025 (remainder)(1)	1
2026(1)	3
2027(1)	3
2028	3
2029	3
Thereafter	13
Total future lease payments(1)	25
Less imputed interest	(6)
Total operating lease liabilities(1)	$19

(1)
Amount is presented net of future sublease income totaling $2 million, which relates to the remainder of the year ending December 31, 2025 and the year ending December 31, 2027.

Note 6. Income Taxes

We are subject to taxation in the United States, various states and foreign jurisdictions. Substantially all of our income before income taxes for the nine months ended September 30, 2025 and 2024 was generated in the United States.

We compute interim period income taxes by applying an anticipated annual effective tax rate to our year-to-date income or loss from operations before income taxes, except for significant unusual or infrequently occurring items. As a result, our estimated tax rate is adjusted each quarter. The effective tax rate on income before income taxes was 25.8 percent and 25.1 percent for the three months ended September 30, 2025 and 2024, respectively, and 24.6 percent and 25.3 percent for the nine months ended September 30, 2025 and 2024, respectively. The increase in the effective tax rate for the three months ended September 30, 2025 was primarily due to state income taxes. The decrease in the effective tax rate for the nine months ended September 30, 2025 was primarily due to changes in share-based compensation and acquisition-related transaction costs, offset, in part, by state income taxes and a reduction in tax credits.

On July 4, 2025, the One Big Beautiful Bill Act (the “Bill”) was enacted in the U.S. The Bill includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. Key provisions of the Bill, including restoration of 100% bonus depreciation and revised treatment of domestic research and development costs, have a material impact on our deferred tax balances and projected taxable income for the year ending December 31, 2025. As a result, we recorded a material increase in our deferred tax liability and a corresponding decrease in our current tax liability during the interim period. In addition, these provisions are expected to materially reduce our cash tax payments in the current year. The Bill does not materially impact our effective tax rate.

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

Total consideration as of September 30, 2025, is as follows:

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

A summary of the consideration paid and the amounts of identified assets acquired and liabilities assumed at the acquisition date, as determined based on management's preliminary assessment of the acquisition date fair value, is as follows:

(In millions)
Cash and cash equivalents	$24
Marketable securities	15
Receivables	4
Prepaid expenses and other current assets	8
Property and equipment, net	6
Goodwill	469
Intangible assets	298
Long-term marketable securities	39
Deferred reinsurance	64
Other assets	9
Accounts payable	(1)
Accrued liabilities:
Payroll and related expenses	(8)
Home warranty claims	(7)
Other	(6)
Deferred revenue	(29)
Deferred tax liabilities, net	(23)
Unearned insurance premium	(232)
Long-term deferred revenue	(12)
Other long-term liabilities	(13)
Total consideration paid	$604

As of September 30, 2025, the purchase price allocation for this acquisition has not been finalized. In particular, we are still evaluating the allocation of the purchase price to the identifiable assets acquired and liabilities assumed. As we finalize the fair value of assets acquired and liabilities assumed, additional purchase price adjustments may be recorded during the measurement period in 2025.

During the nine months ended September 30, 2025, we made measurement period adjustments to reflect facts and circumstances in existence as of the acquisition date. These adjustments included updates to purchase accounting valuations and a $3 million reduction in the 2-10 HBW Acquisition purchase price as a result of the working capital true up provisions in the purchase agreement. The impact of these adjustments was a $5 million increase in goodwill, an $11 million decrease in intangible assets, and a $2 million decrease in deferred tax liabilities, net.

In conjunction with the 2-10 HBW Acquisition, we recognized acquisition-related costs of $2 million and $3 million during the three months ended September 30, 2025 and 2024, respectively, and $6 million and $9 million during the nine months ended September 30, 2025 and 2024, respectively. These charges represent direct third-party costs, including legal, accounting and financial advisory fees, as well as post-acquisition systems integration costs, and are included in selling and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive income.

Unaudited pro forma revenue for the three and nine months ended September 30, 2024 as if the 2-10 HBW Acquisition occurred as of January 1, 2024 was $590 million and $1,607 million, respectively.

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

Unpaid losses and loss adjustment reserves represent the estimated ultimate cost of settling all new home structural warranty claims and includes the estimated costs of claims incurred but not reported as of the balance sheet date. The reserve is based upon the facts of each case and our experience with similar cases. The establishment of appropriate reserves is an inherently uncertain and complex process. Reserve estimates are primarily derived using an actuarial estimation process in which historical loss patterns are applied to actual paid losses and reported losses (paid losses plus individual case reserves established by claim adjusters) to create an estimate of how losses are likely to develop over time. We regularly review our estimates of unpaid losses and adjust our estimates when appropriate. We report our unpaid losses and loss adjustment reserves gross of the amounts related to unpaid losses recoverable from reinsurers and net of amounts ceded to reinsurers. Unpaid losses and loss adjustment reserves are recorded in Other long-term liabilities on the accompanying condensed consolidated statement of financial position.

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

Note 9. Stock-Based Compensation

We recognized stock-based compensation expense of $8 million ($6 million, net of tax) and $6 million ($5 million, net of tax) for the three months ended September 30, 2025 and 2024, respectively, and $25 million ($18 million, net of tax) and $20 million ($17 million, net of tax) for the nine months ended September 30, 2025 and 2024, respectively. These charges are included in selling and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive income.

A summary of awards granted under the Omnibus Plan during the nine months ended September 30, 2025 is as follows:

		Weighted-	Weighted-	Weighted-
	Number of	Average	Average	Average
	Awards	Exercise	Grant Date	Vesting
	Granted	Price	Fair Value	Period
Stock options	684,378	38.03	16.70	4.0
Restricted stock units	801,143		38.77	3.0
Performance shares(1)	199,989		39.75	3.0

(1)
The information related to performance shares above assumes 100% of the performance condition, which is based on revenue and Adjusted EBITDA targets, is met. The ultimate number of performance shares that may be earned depends on the achievement of this performance condition.

As of September 30, 2025, there was $54 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options, performance options, restricted stock units (“RSUs”) and performance shares. These costs are expected to be recognized over a weighted-average period of 2.25 years.

Note 10. Long-Term Debt

Long-term debt is summarized in the following table:

	As of
	September 30,	December 31,
(In millions)	2025	2024
Term Loan A maturing in 2029(1)	$397	$412
Term Loan B maturing in 2031(2)	783	788
Revolving Credit Facility maturing in 2029	—	—
Total debt	1,180	1,199
Less current portion	(29)	(29)
Total long-term debt	$1,151	$1,170

(1)
Term Loan A is presented net of unamortized debt issuance costs of $5 million and $6 million as of September 30, 2025 and December 31, 2024, respectively.
(2)
Term Loan B is presented net of unamortized debt issuance costs of $9 million and $10 million as of September 30, 2025 and December 31, 2024, respectively, and unamortized discount of $2 million as of September 30, 2025 and December 31, 2024.

As of September 30, 2025, we had $2 million of letters of credit outstanding under the Revolving Credit Facility, and the available borrowing capacity under the Revolving Credit Facility was $248 million. As of September 30, 2025, we were in compliance with the covenants under the Credit Agreement.

Scheduled Debt Payments

The following table presents future scheduled debt payments as of September 30, 2025:

(In millions)
2025 (remainder)	$7
2026	29
2027	29
2028	29
2029	342
Thereafter	760
Total future scheduled debt payments	1,196
Less unamortized debt issuance costs	(14)
Less unamortized discount	(2)
Total debt	$1,180

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

Information for our one operating and reportable segment is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2025	2024	2025	2024
Revenue	$618	$540	$1,660	$1,461
Cost of services rendered	264	235	716	655
Sales and marketing costs	83	80	232	231
Customer service costs	31	27	89	79
General and administrative costs	60	48	177	147
Other segment items (1)	74	51	193	123
Net Income	$106	$100	$253	$226

(1)
Other segment items include depreciation and amortization expense, restructuring charges, interest expense, interest and net investment income, and provision for income taxes.

	As of
	September 30,	December 31,
	2025	2024
Total Assets	$2,227	$2,107

Note 12. Supplemental Cash Flow Information

Supplemental information relating to our accompanying condensed consolidated statements of cash flows is as follows:

	Nine Months Ended
	September 30,
(In millions)	2025	2024
Cash paid for (received from):
Interest expense	$56	$28
Interest income	(16)	(15)
Income tax payments, net of refunds	36	59

Note 13. Cash and Marketable Securities

Cash, money market funds and certificates of deposits with maturities of three months or less when purchased are included in Cash and cash equivalents on the accompanying condensed consolidated statements of financial position. As of September 30, 2025 and December 31, 2024, the amortized cost of our short- and long-term investments was less than $1 million and $53 million, respectively, and the estimated fair value of these investments was less than $1 million and $53 million, respectively. As of September 30, 2025, short- and long-term marketable securities primarily consisted of certificates of deposit. There were no unrealized losses which had been in a loss position for more than one year as of September 30, 2025.

Gains and losses on sales of investments, as determined on a specific identification basis, are included in investment income in the period they are realized. We periodically review our portfolio of investments to determine whether there has been an other-than-temporary decline in the value of the investments from factors such as deterioration in the financial condition of the issuer or the market(s) in which the issuer competes. During the three months ended September 30, 2025, there were less than $1 million each in proceeds from sales of securities, maturities, gross realized gains and gross realized losses resulting from sales of available-for-sale securities. During the nine months ended September 30, 2025, there were $48 million in proceeds from sales of securities, $12 million in maturities and less than $1 million each in gross realized gains and gross realized losses resulting from sales of available-for-sale securities. During the three months and nine months ended September 30, 2024, there were no proceeds, maturities, gross realized gains and gross realized losses resulting from sales of available-for-sale securities. There were no impairment charges due to other-than-temporary declines in the value of certain investments for the nine months ended September 30, 2025 and 2024.

Note 14. Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss), unrealized gains (losses) on derivative instruments and unrealized gains (losses) on marketable securities. We disclose comprehensive income (loss) in the accompanying condensed consolidated statements of operations and comprehensive income and condensed consolidated statements of changes in equity.

A summary of the changes in AOCI is as follows:

Balance at December 31, 2024	$—
Other comprehensive loss before reclassifications:
Pre-tax amount	(14)
Tax provision	(4)
After-tax amount	(11)
Amounts reclassified from AOCI (1)	(3)
Total other comprehensive loss	(13)
Balance at September 30, 2025	$(14)

(1)
Amounts are net of income taxes. See the table below on reclassifications out of AOCI for additional information.

A summary of reclassifications out of AOCI is as follows:

	Nine Months Ended
	September 30,
(In millions)	2025	2024
Gain on interest rate swap contracts(1)	$3	$6
Impact of income taxes (2)	(1)	(1)
Total reclassifications during the period	$3	$5

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

The effective portion of the gain or loss on our interest rate swap contracts are recorded in AOCI. These amounts are reclassified into earnings in the same period or periods during which the hedged forecasted debt interest settlement affects earnings. See Note 14 to the accompanying condensed consolidated financial statements for the effective portion of the gain or loss on derivative instruments recorded in AOCI and for the amounts reclassified out of AOCI and into earnings during the periods presented. As the underlying forecasted transactions occur during the next 12 months, we estimate the unrealized hedging loss in AOCI expected to be recognized in earnings is $3 million, net of tax, as of September 30, 2025. The amounts ultimately reclassified into earnings during the next 12 months will be determined based on the actual interest rates in effect at the time the positions are settled, and as a result, they could differ materially from our estimate noted above.

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

The period-end carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate their fair values due to the short-term maturities of these financial instruments. The period-end carrying amounts of short- and long-term marketable securities also approximate fair value and primarily consisted of available-for-sale debt securities. Unrealized gains and losses are reported net of tax as a component of AOCI in the accompanying condensed consolidated statements of financial position. Any unrealized losses where the decline in value is other than temporary are reported in interest and net investment income in the accompanying condensed consolidated statements of operations and comprehensive income. There were no other-than-temporary declines in value for the periods ended September 30, 2025 and December 31, 2024. As of September 30, 2025 and December 31, 2024, the carrying amounts of our total debt were $1,180 million and $1,199 million, respectively, and the estimated fair values were $1,198 million and $1,211 million, respectively. The fair value of our debt was estimated based on available market prices for the same or similar instruments that are considered significant other observable inputs (Level 2) within the fair value hierarchy and was based on information available to us as of the respective period-end dates.

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

We did not change our valuation techniques for measuring the fair value of any financial assets and liabilities during the nine months ended September 30, 2025. Transfers between hierarchy levels, if any, are recognized at the end of the reporting period. There were no transfers between hierarchy levels during the nine months ended September 30, 2025.

The carrying amount and estimated fair value of our financial instruments that are recorded at fair value on a recurring basis for the periods presented are as follows:

		Estimated Fair Value Measurements
		Quoted	Significant
		Prices	Other	Significant
		in Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
(In millions)	Value	(Level 1)	(Level 2)	(Level 3)
As of September 30, 2025:
Other accrued liabilities	$4	$—	$4	$—
Other long-term liabilities	15	—	15	—
Total liabilities	$19	$—	$19	$—

As of December 31, 2024:
Marketable securities	$15	$6	$9	$—
Other assets	3	—	3	—
Long-term marketable securities	38	2	36	—
Total assets	$56	$8	$48	$—
Other long-term liabilities	$3	$—	$3	$—
Total liabilities	$3	$—	$3	$—

Note 17. Share Repurchase Program

On July 26, 2024, our Board of Directors approved a new share repurchase authorization of up to $650 million of our common stock over the three-year period from September 4, 2024 through September 4, 2027. Purchases under this repurchase program may be made from time to time by the company in the open market at prevailing market prices (including through Rule 10b5-1 Plans), in privately negotiated transactions, or through any combination of these methods, through September 4, 2027. The actual timing, number, manner and value of any shares repurchased will depend on several factors, including the market price of the company’s stock, general market and economic conditions, the company’s liquidity requirements, applicable legal requirements and other business considerations. The repurchase program does not obligate us to acquire any number of shares in any specific period or at all and may be suspended or discontinued at any time at our discretion. As of September 30, 2025, we had repurchased a total of 4,545,461 outstanding shares at an aggregate cost of $234 million under this program, which is included in treasury stock on the accompanying condensed consolidated statements of financial position.

On September 3, 2024, our previous repurchase authorization of up to $400 million expired. We repurchased a total of 11,319,091 shares at an aggregate cost of $400 million under this previous program, which is included in treasury stock on the accompanying condensed consolidated statements of financial position.

A summary of repurchases of outstanding shares is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share data)	2025	2024	2025	2024
Number of shares purchased	981,639	1,475,797	3,836,384	3,236,272
Average price paid per share(1)	$60.31	$41.33	$50.41	$36.62
Cost of shares purchased(1)	$59	$61	$193	$119

(1)
The average price paid per share and the cost of shares purchased are calculated on a trade date basis and exclude associated commissions and taxes of $1 million for each of the three months ended September 30, 2025 and 2024, and $2 million and $1 million for the nine months ended September 30, 2025 and 2024, respectively.

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

A summary of the calculations of our basic and diluted earnings per share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share data)	2025	2024	2025	2024
Net Income	$106	$100	$253	$226
Weighted-average common shares outstanding:	72.8	76.2	73.6	77.4
Effect of dilutive securities:
RSUs(1)	0.9	0.8	0.7	0.5
Stock options(2)	0.5	0.2	0.3	0.1
Performance options(3)	0.3	—	0.3	—
Weighted-average common shares outstanding - assuming dilution:	74.4	77.1	75.0	78.0
Basic earnings per share	$1.45	$1.32	$3.44	$2.92
Diluted earnings per share	$1.42	$1.30	$3.38	$2.90

(1)
RSUs of 14,266 shares and 2,706 shares for the three months ended September 30, 2025 and 2024, respectively, and 347,719 shares and 461,600 shares for the nine months ended September 30, 2025 and 2024, respectively, were not included in the diluted earnings per share calculation because their effect would have been anti-dilutive.
(2)
Stock options to purchase 538,962 shares for the three months ended September 30, 2024 and 539,832 shares and 1,015,848 shares for the nine months ended September 30, 2025 and 2024, respectively, were not included in the diluted earnings per share calculation because their effect would have been anti-dilutive. There were no anti-dilutive shares of stock options for the three months ended September 30, 2025.
(3)
Performance options to purchase 191,348 shares for the nine months ended September 30, 2024 were not included in the diluted earnings per share calculation because their effect would have been anti-dilutive. There were no anti-dilutive shares of performance options for the three months ended September 30, 2025 and 2024 and the nine months ended September 30, 2025.

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

Overview

Frontdoor is the leading provider of home warranties and new home structural warranties in the United States, as measured by revenue, and operates primarily under the American Home Shield and 2-10 HBW brands. Our customizable home warranties help customers protect and maintain their homes, typically their most valuable asset, from costly and unplanned breakdowns of essential home systems and appliances. Our home warranty customers usually subscribe to an annual service plan agreement that covers the repair or replacement of major components of up to 29 home systems and appliances, including electrical, plumbing, HVAC systems, water heaters, refrigerators, dishwashers and ranges/ovens/cooktops, as well as optional coverages for electronics, pools, spas and pumps. Our new home structural warranty business provides value to home builders and owners of new homes by providing coverage, including insurance-backed coverage for workmanship, systems and/or structural failures, as well as other post-construction services. We also offer non-warranty home services via our website and app to our home warranty customers directly and others through partnerships and our subscription-based Frontdoor app. As of September 30, 2025, we had approximately 2.1 million active home warranties across all brands in the United States.

For the three months ended September 30, 2025 and 2024, we generated revenue, net income and Adjusted EBITDA of $618 million, $106 million and $195 million, respectively, and $540 million, $100 million and $165 million, respectively. For the nine months ended September 30, 2025 and 2024, we generated revenue, net income and Adjusted EBITDA of $1,660 million, $253 million and $494 million, respectively, and $1,461 million, $226 million and $394 million, respectively. For a reconciliation of net income to Adjusted EBITDA, see “—Results of Operations—Adjusted EBITDA.”

For the nine months ended September 30, 2025, our total operating revenue included 76 percent of revenue derived from existing customer renewals, while seven percent and nine percent were derived from new home warranty sales made in conjunction with existing home real estate transactions and direct-to-consumer sales, respectively, and nine percent was derived from other revenue channels. For the nine months ended September 30, 2024, our total operating revenue included 78 percent of revenue derived from existing customer renewals, while seven percent and nine percent were derived from new home warranty sales made in conjunction with existing home real estate transactions and direct-to-consumer sales, respectively, and six percent was derived from other revenue channels.

Key Factors and Trends Affecting Our Results of Operations

Macroeconomic Conditions

Current macroeconomic conditions, including inflation, U.S. tariffs, high interest rates, the challenging real estate market, and ongoing global geopolitical issues, may affect existing home sales, consumer sentiment, prices of goods and services or labor availability. These conditions may reduce demand for our services, increase our costs or otherwise adversely impact our business. While these macroeconomic conditions generally impact the United States as a whole, we believe our nationwide presence limits the impact on us of unfavorable economic conditions in any particular region of the United States.

Our financial condition and results of operations for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 continued to be adversely impacted by the following:

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

Effect of Weather Conditions

The demand for our services, particularly in our home warranty business, and our results of operations, are affected by weather conditions. Extreme temperatures, typically in the winter and summer months, can lead to an increase in home warranty service requests related to home systems, particularly HVAC systems, resulting in higher costs and lower profitability, while mild temperatures in the winter or summer months can lead to lower home systems claim frequency, resulting in lower costs and higher profitability. For example, favorable weather trends in the first nine months of 2025 as compared to the first nine months of 2024 resulted in a lower number of home warranty service requests per customer in the HVAC trade, which favorably impacted contract claims costs.

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

Tariff and Import/Export Regulations

Changes in U.S. tariff and import/export regulations have impacted and may continue to impact the costs of parts, appliances and home systems. Import duties or restrictions on components and raw materials that are imposed, or the perception that they could occur, may materially and adversely affect our business by increasing our costs. For example, rising costs due to blanket tariffs on imported steel and aluminum, or blanket tariffs on goods from countries that are key suppliers of replacement parts for appliances and home systems, have increased and may continue to increase the costs of our parts, appliances and home systems. Recently, the United States has proposed, and in some cases has imposed, significant increases to tariffs on goods imported into the U.S., including from countries where we have sourced replacement parts for appliances and home systems covered by our home warranties. We cannot predict how or what tariffs will be imposed or what retaliatory measures other countries may take in response to tariffs proposed or imposed by the U.S. There is uncertainty as to further actions that may be taken by the U.S. with respect to U.S. trade policy, including with respect to the proposed tariffs. Further tariffs or countermeasures may increase our costs, decrease our margins or reduce the competitiveness of our products and services.

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

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2024 Form 10-K. There have been no material changes to our critical accounting policies during the nine months ended September 30, 2025.

Results of Operations

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

				% of Revenue
	Three Months Ended		Increase	Three Months Ended
	September 30,		(Decrease)	September 30,
(In millions)	2025	2024	%	2025	2024
Revenue	$618	$540	14%	100%	100%
Cost of services rendered	264	235	13	43	43
Gross Profit	353	306	16	57	57
Selling and administrative expenses	174	154	13	28	29
Depreciation and amortization expense	22	10	125	4	2
Restructuring charges	1	3	(77)	—	1
Interest expense	20	10	108	3	2
Interest and net investment income	(6)	(5)	12	(1)	(1)
Income before Income Taxes	142	134	6	23	25
Provision for income taxes	37	34	9	6	6
Net Income	$106	$100	5%	17%	19%

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

				% of Revenue
	Nine Months Ended		Increase	Nine Months Ended
	September 30,		(Decrease)	September 30,
(In millions)	2025	2024	%	2025	2024
Revenue	$1,660	$1,461	14%	100%	100%
Cost of services rendered	716	655	9	43	45
Gross Profit	944	806	17	57	55
Selling and administrative expenses	498	456	9	30	31
Depreciation and amortization expense	66	28	138	4	2
Restructuring charges	1	5	(74)	—	—
Interest expense	59	29	102	4	2
Interest and net investment income	(16)	(15)	7	(1)	(1)
Income before Income Taxes	336	303	11	20	21
Provision for income taxes	83	77	8	5	5
Net Income	$253	$226	12%	15%	15%

Revenue

We reported revenue of $618 million and $540 million for the three months ended September 30, 2025 and 2024, respectively, and $1,660 million and $1,461 million for the nine months ended September 30, 2025 and 2024, respectively. The following tables provide a summary of our revenue by major customer acquisition channel for our home warranties and other revenue:

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

	Three Months Ended
	September 30,		Increase (Decrease)
(In millions)	2025(2)	2024	$	%
Renewals	$461	$422	$40	9%
Real estate(1)	43	36	8	21
Direct-to-consumer(1)	54	49	5	11
Other	59	34	25	73
Total	$618	$540	$77	14%

(1)
First-year revenue only.
(2)
For the three months ended September 30, 2025, includes approximately $52 million as a result of the 2-10 HBW Acquisition on December 19, 2024.

Revenue increased 14 percent for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase in renewal revenue reflects improved price realization resulting from our prior pricing actions and the impact of the 2-10 HBW Acquisition, offset, in part, by a decline in the number of renewed home warranties. The increase in real estate revenue reflects the impact of the 2-10 HBW Acquisition. The increase in direct-to-consumer revenue reflects an increase in the number of direct-to-consumer home warranties and the impact of the 2-10 HBW Acquisition, offset, in part, by lower price realization resulting from our discounting efforts to drive incremental sales. The increase in other revenue was primarily driven by the impact of new home structural warranties from the 2-10 HBW Acquisition and growth in non-warranty home services.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

	Nine Months Ended
	September 30,		Increase (Decrease)
(In millions)	2025(2)	2024	$	%
Renewals	$1,255	$1,141	$114	10%
Real estate(1)	114	99	15	15
Direct-to-consumer(1)	143	135	8	6
Other	148	86	63	73
Total	$1,660	$1,461	$200	14%

(1)
First-year revenue only.
(2)
For the nine months ended September 30, 2025, includes approximately $149 million as a result of the 2-10 HBW Acquisition on December 19, 2024.

Revenue increased 14 percent for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase in renewal revenue reflects improved price realization resulting from our prior pricing actions and the impact of the 2-10 HBW Acquisition, offset, in part, by a decline in the number of renewed home warranties. The increase in real estate revenue reflects the impact of the 2-10 HBW Acquisition, offset, in part, by the challenging real estate macro environment. The increase in direct-to-consumer revenue reflects the impact of the 2-10 HBW Acquisition and an increase in the number of direct-to-consumer home warranties, offset, in part, by lower price realization resulting from our discounting efforts to drive incremental sales. The increase in other revenue was primarily driven by the impact of new home structural warranties from the 2-10 HBW Acquisition and growth in non-warranty home services.

The following table provides a summary of the number of home warranties, reduction in number of home warranties and customer retention rate:

	As of
	September 30,
(In millions)	2025(1)	2024
Number of home warranties	2.11	1.95
Growth (reduction) in number of home warranties	8%	(4)%
Customer retention rate	79.4%	77.7%

(1)
As of September 30, 2025, excluding the 2-10 HBW home warranties acquired on December 19, 2024, the number of home warranties was 1.9 million, the reduction in home warranties was one percent and the customer retention rate was 78.1 percent.

The growth in the number of home warranties as of September 30, 2025 was primarily driven by the 2-10 HBW acquisition, offset, in part, by the challenging real estate macro environment and decline in number of renewed home warranties.

Cost of Services Rendered

We reported cost of services rendered of $264 million and $235 million for the three months ended September 30, 2025 and 2024, respectively, and $716 million and $655 million for the nine months ended September 30, 2025 and 2024, respectively. The following tables provide a summary of the changes in cost of services rendered:

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

(In millions)
Three Months Ended September 30, 2024	$235
Impact of change in revenue	30
Three Months Ended September 30, 2025	$264

The increase in contract claims costs primarily reflects inflationary cost pressures, offset, in part, by a lower number of service requests per customer, primarily driven by a favorable weather impact of $6 million. Additionally, contract claims costs reflects a $5 million favorable adjustment in the third quarter of 2025 related to the development of prior period claims, compared to a $3 million favorable adjustment in the third quarter of 2024.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

(In millions)
Nine Months Ended September 30, 2024	$655
Impact of change in revenue	70
Contract claims costs	(7)
Other	(1)
Nine Months Ended September 30, 2025	$716

The decrease in contract claims costs primarily reflects continued process improvement initiatives, a lower number of service requests per customer, primarily driven by a favorable weather impact of $7 million and higher trade service fees, offset, in part, by inflationary cost pressures. Additionally, contract claims costs reflects an $8 million favorable adjustment in the first nine months of 2025 related to the development of prior period claims, compared to a $4 million favorable adjustment in the first nine months of 2024.

Selling and Administrative Expenses

We reported selling and administrative expenses of $174 million and $154 million for the three months ended September 30, 2025 and 2024, respectively, and $498 million and $456 million for the nine months ended September 30, 2025 and 2024, respectively. The following table provides a summary of the components of selling and administrative expenses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2025	2024	2025	2024
Sales and marketing costs	$83	$80	$232	$231
Customer service costs	31	27	89	79
General and administrative costs	60	48	177	147
Total	$174	$154	$498	$456

The following tables provide a summary of the changes in selling and administrative expenses:

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

(In millions)
Three Months Ended September 30, 2024	$154
Sales and marketing costs	4
Customer service costs	4
Stock-based compensation expense	2
Acquisition-related costs	(1)
Other general and administrative costs	11
Three Months Ended September 30, 2025	$174

Sales and marketing costs increased due to the 2-10 HBW Acquisition. Customer service costs increased primarily due to the 2-10 HBW acquisition and growth in non-warranty home services. Acquisition-related costs are driven by the 2-10 HBW Acquisition and represent direct third-party costs, including legal, accounting and financial advisory fees, as well as post-acquisition systems integration costs. Other general and administrative costs increased primarily due to increased personnel and technology costs from the 2-10 HBW acquisition.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

(In millions)
Nine Months Ended September 30, 2024	$456
Sales and marketing costs	1
Customer service costs	11
Stock-based compensation expense	5
Acquisition-related costs	(3)
Other general and administrative costs	29
Nine Months Ended September 30, 2025	$498

Sales and marketing costs increased due to the 2-10 HBW Acquisition. Customer service costs increased primarily due to the 2-10 HBW acquisition and growth in non-warranty home services. Acquisition-related costs are driven by the 2-10 HBW Acquisition and represent direct third-party costs, including legal, accounting and financial advisory fees, as well as post-acquisition systems integration costs. Other general and administrative costs increased primarily due to increased personnel and technology costs from the 2-10 HBW acquisition.

Depreciation and Amortization Expense

Depreciation expense was $9 million for each of the three months ended September 30, 2025 and 2024, and $28 million and $26 million for the nine months ended September 30, 2025 and 2024, respectively. Amortization expense was $13 million and $1 million for the three months ended September 30, 2025 and 2024, respectively, and $38 million and $2 million for the nine months ended September 30, 2025 and 2024, respectively, with the increase primarily driven by the amortization of intangible assets acquired as part of the 2-10 HBW Acquisition.

Restructuring Charges

Restructuring charges were less than $1 million and $3 million for the three months ended September 30, 2025 and 2024, respectively, and $1 million and $5 million for the nine months ended September 30, 2025 and 2024, respectively. For the nine months ended September 30, 2024, restructuring charges include $4 million of severance costs and $1 million of expenses related to the exit of certain operating leases.

Interest Expense

Interest expense was $20 million and $10 million for the three months ended September 30, 2025 and 2024, respectively, and $59 million and $29 million for the nine months ended September 30, 2025 and 2024, respectively, with the increase driven by the higher debt balance as compared to prior year as a result of financing the 2-10 HBW Acquisition.

Interest and Net Investment Income

Interest and net investment income was $6 million and $5 million for the three months ended September 30, 2025 and 2024, respectively, and $16 million and $15 million for the nine months ended September 30, 2025 and 2024, respectively.

Provision for Income Taxes

The effective tax rate on income before income taxes was 25.8 percent and 25.1 percent for the three months ended September 30, 2025 and 2024, respectively, and 24.6 percent and 25.3 percent for the nine months ended September 30, 2025 and 2024, respectively. The increase in the effective tax rate for the three months ended September 30, 2025 was primarily due to state income taxes. The decrease in the effective tax rate for the nine months ended September 30, 2025 was primarily due to was primarily due to changes in share-based compensation and acquisition-related transaction costs, offset, in part, by state income taxes and a reduction in tax credits.

Net Income

Net income was $106 million and $100 million for the three months ended September 30, 2025 and 2024, respectively, and $253 million and $226 million for the nine months ended September 30, 2025 and 2024, respectively.

Adjusted EBITDA

Adjusted EBITDA was $195 million and $165 million for the three months ended September 30, 2025 and 2024, respectively, and $494 million and $394 million for the nine months ended September 30, 2025 and 2024, respectively.

Summary of Changes in Net Income and Adjusted EBITDA

The following tables provide a summary of the changes in net income and Adjusted EBITDA:

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

(In millions)	Net Income	Adjusted EBITDA
Three Months Ended September 30, 2024	$100	$165
Impact of change in revenue	47	47
Sales and marketing costs	(4)	(4)
Customer service costs	(4)	(4)
Stock-based compensation expense	(2)	—
Acquisition-related costs	1	—
Other general and administrative costs	(11)	(11)
Depreciation and amortization expense	(12)	—
Restructuring charges	3	—
Interest expense	(10)	—
Interest and net investment income	1	1
Provision for income taxes	(3)	—
Three Months Ended September 30, 2025	$106	$195

The impact of change in revenue was primarily driven by improved price realization and the impact of the 2-10 HBW Acquisition, offset, in part, by a decline in the number of renewed home warranties. For more information on changes in net income or Adjusted EBITDA, see discussion of individual line items above.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

(In millions)	Net Income	Adjusted EBITDA
Nine Months Ended September 30, 2024	$226	$394
Impact of change in revenue	130	130
Contract claims costs	7	7
Sales and marketing costs	(1)	(1)
Customer service costs	(11)	(11)
Stock-based compensation expense	(5)	—
Acquisition-related costs	3	—
Other general and administrative costs	(29)	(29)
Depreciation and amortization expense	(38)	—
Restructuring charges	3	—
Interest expense	(30)	—
Interest and net investment income	1	2
Provision for income taxes	(6)	—
Other	1	1
Nine Months Ended September 30, 2025	$253	$494

The impact of change in revenue was primarily driven by improved price realization and the impact of the 2-10 HBW Acquisition, offset, in part, by the challenging real estate macro environment and a decline in the number of renewed home warranties. For more information on changes in net income or Adjusted EBITDA, see discussion of individual line items above.

Reconciliation of Net Income to Adjusted EBITDA

A reconciliation of Net Income to Adjusted EBITDA is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2025	2024	2025	2024
Net Income	$106	$100	$253	$226
Depreciation and amortization expense	22	10	66	28
Restructuring charges(1)	1	3	1	5
Acquisition-related costs(1)	2	3	6	9
Provision for income taxes	37	34	83	77
Non-cash stock-based compensation expense(2)	8	6	25	20
Interest expense	20	10	59	29
Other non-operating expenses(1)	—	—	1	—
Adjusted EBITDA	$195	$165	$494	$394

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

Liquidity and Capital Resources

Liquidity

A substantial portion of our liquidity needs are due to debt service requirements on our indebtedness. The Credit Agreement contains covenants that limit or restrict our ability, including the ability of certain of our subsidiaries, to incur additional indebtedness, repurchase debt, incur liens, sell assets, make certain payments (including dividends) and enter into transactions with affiliates. As of September 30, 2025, we were in compliance with the covenants under the Credit Agreement. We do not believe current macroeconomic conditions will affect our ongoing ability to meet our debt covenants.

Cash and cash equivalents totaled $563 million and $421 million as of September 30, 2025 and December 31, 2024, respectively, and short- and long-term marketable securities totaled less than $1 million and $53 million as of September 30, 2025 and December 31, 2024, respectively. Our cash and cash equivalents and short- and long-term marketable securities include balances associated with regulatory requirements in our business. See “—Limitations on Distributions and Dividends by Subsidiaries.” As of September 30, 2025 and December 31, 2024, the total net assets subject to these third-party restrictions were $178 million and $184 million, respectively. As of September 30, 2025, there was $2 million of letters of credit outstanding under our $250 million Revolving Credit Facility, and the available borrowing capacity under the Revolving Credit Facility was $248 million. The letters of credit are posted in lieu of cash to satisfy regulatory requirements in certain states in which we operate. We currently believe that cash generated from operations, our cash on hand and available borrowing capacity under the Revolving Credit Facility as of September 30, 2025 will provide us with sufficient liquidity to meet our obligations in the short- and long-term.

We closely monitor the performance of our investment portfolio, primarily cash deposits and short- and long-term marketable securities. We regularly review applicable statutory reserve requirements to which our regulated entities may be subject and any changes to such requirements. These reviews may result in identifying current reserve levels above or below minimum statutory reserve requirements, in which case we may adjust our reserves. The reviews may also identify opportunities to satisfy certain regulatory reserve requirements through alternate financial vehicles.

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

Share Repurchase Program

On July 26, 2024, our Board of Directors approved a new share repurchase authorization of up to $650 million of our common stock over the three-year period from September 4, 2024 through September 4, 2027. Purchases under this repurchase program may be made from time to time by the company in the open market at prevailing market prices (including through Rule 10b5-1 Plans), in privately negotiated transactions, or through any combination of these methods, through September 4, 2027. The actual timing, number, manner and value of any shares repurchased will depend on several factors, including the market price of the company’s stock, general market and economic conditions, the company’s liquidity requirements, applicable legal requirements and other business considerations. The repurchase program does not obligate us to acquire any number of shares in any specific period or at all and may be suspended or discontinued at any time at our discretion. As of September 30, 2025, we repurchased a total of 4,545,461 outstanding shares at an aggregate cost of $234 million under this program, which is included in treasury stock on the condensed consolidated statements of financial position included in Part I, Item 1 of this Quarterly Report on Form 10-Q. As of September 30, 2025, we had $416 million remaining available for future repurchases under this program. We expect to fund future share repurchases from net cash provided from operating activities.

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

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows included in Part I, Item 1 of this Quarterly Report on Form 10-Q are summarized in the following table:

	Nine Months Ended
	September 30,
(In millions)	2025	2024
Net cash provided from (used for):
Operating activities	$315	$212
Investing activities	37	(31)
Financing activities	(210)	(131)
Cash increase during the period	$142	$50

Operating Activities

Net cash provided from operating activities was $315 million and $212 million for the nine months ended September 30, 2025 and 2024, respectively.

Net cash provided from operating activities for the nine months ended September 30, 2025 comprised $355 million in earnings adjusted for non-cash charges, offset, in part, by $40 million in cash used primarily for working capital.

Net cash provided from operating activities for the nine months ended September 30, 2024 comprised $276 million in earnings adjusted for non-cash charges, offset, in part, by $64 million in cash used for working capital. Cash used for working capital was primarily driven by seasonality, payments of accrued bonuses and a decline in the number of first-year real estate home warranties, which are typically paid for upfront at the time of closing on the home sale.

Investing Activities

Net cash provided from investing activities was $37 million for the nine months ended September 30, 2025 as compared to net cash used for investing activities of $31 million for the nine months ended September 30, 2024.

For the nine months ended September 30, 2025, cash provided from sales and maturities of available-for-sale securities was $60 million, purchases of available-for-sale securities was $6 million, and there was $3 million in cash provided from the finalization of the 2-10 HBW Acquisition purchase price. Capital expenditures were $20 million for nine months ended September 30, 2025 and included recurring capital needs and technology projects. We expect capital expenditures for the full year 2025 relating to committed, recurring capital needs and the continuation of investments in information systems and productivity enhancing technology to be approximately $30 million. We have no additional material capital commitments at this time.

For the nine months ended September 30, 2024, capital expenditures were $31 million and included recurring capital needs and technology projects.

Financing Activities

Net cash used for financing activities was $210 million and $131 million for the nine months ended September 30, 2025 and 2024, respectively.

For the nine months ended September 30, 2025, we made scheduled principal payments of debt of $22 million and purchased outstanding shares of our common stock at an aggregate cost of $195 million. Repurchases of common stock included associated commissions and taxes of $2 million.

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

Free Cash Flow

The following table reconciles net cash provided from operating activities, which we consider to be the most directly comparable U.S. GAAP measure, to Free Cash Flow using data derived from the condensed consolidated statements of cash flows in Part 1, Item 1 of this Quarterly Report on Form 10-Q:

	Nine Months Ended
	September 30,
(In millions)	2025	2024
Net cash provided from operating activities	$315	$212
Property additions	(20)	(31)
Free Cash Flow	$296	$181

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated (pursuant to Rule 13a-15(b) of the Exchange Act) the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 30, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting, as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Consistent with guidance issued by the SEC that an assessment of internal control over financial reporting of a recently acquired business may be omitted from management’s evaluation of disclosure controls and procedures, management is excluding an assessment of such internal controls for 2-10 HBW from its evaluation of the effectiveness of our disclosure controls and procedures. 2-10 HBW was acquired by the company on December 19, 2024, and represented approximately 42% of the company’s consolidated total assets and 9% of its consolidated total revenues, as of and for the quarter ended September 30, 2025.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information required with respect to this Part II, Item 1 can be found under Note 8 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

For information regarding factors that could affect our business, financial condition or results of operations, see the risk factors discussed in Part I, Item 1A. “Risk Factors” in our 2024 Form 10-K. There have been no material changes to the risk factors disclosed in our 2024 Form 10-K during the nine months ended September 30, 2025. The risks described in our 2024 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial could also materially and adversely affect our business, financial condition or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On July 26, 2024, our Board of Directors approved a new share repurchase authorization of up to $650 million of our common stock over the three-year period from September 4, 2024 through September 4, 2027. We may make purchases under this repurchase program from time to time in the open market at prevailing market prices (including through a Rule 10b5-1 Plan), in privately negotiated transactions, or through any combination of these methods. The actual timing, number, manner and value of any shares repurchased will depend on several factors, including the market price of our stock, general market and economic conditions, our liquidity requirements, applicable legal requirements and other business considerations. We are not obligated to acquire any number of shares in any specific period or at all, and we may suspend or discontinue our share repurchase program at any time at our discretion. As of September 30, 2025, we repurchased a total of 4,545,461 outstanding shares at an aggregate cost of $234 million, and we had $416 million remaining available for future repurchase under this program.

Period	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs (in millions)
Jul. 1, 2025 through Jul. 31, 2025	269,604	$58.46	269,604	$459
Aug. 1, 2025 through Aug. 31, 2025	430,167	58.12	430,167	434
Sep. 1, 2025 through Sep. 30, 2025	281,868	65.42	281,868	416
Total	981,639	$60.31	981,639	$416

(1)
The average price paid per share is calculated on a trade date basis and excludes associated commissions and taxes.

See Liquidity and Capital Resources – Liquidity in Part I, Item 2 of this Quarterly Report on Form 10-Q for more information.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2025, two of our officers adopted a “Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K, each of which is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. William C. Cobb, our Chief Executive Officer and Chairman of the Board of Directors, adopted a Rule 10b5-1 sales plan on August 7, 2025. Such trading plan provides for an aggregate sale of up to 191,036 shares of the Company’s Common Stock that Mr. Cobb has an option to purchase. Mr. Cobb’s trading plan provides for sales from November 7, 2025 to August 7, 2026, subject to early termination if all transactions under the trading plan are completed or upon certain specified events set forth therein. Jessica P. Ross, our Senior Vice President and Chief Financial Officer, adopted a Rule 10b5-1 sales plan on August 15, 2025. Such trading plan provides for an aggregate sale of (a) up to the lesser of 15,000 shares or $750,000 worth of the Company’s Common Stock that Ms. Ross owns, and (b) up to 40,869 shares of the Company’s Common Stock that Ms. Ross has an option to purchase. Ms. Ross’s trading plan provides for sales from November 17, 2025 to June 5, 2026, subject to early termination if all transactions under the trading plan are completed or upon certain specified events set forth therein. Both Mr. Cobb and Ms. Ross are expected to continue to satisfy the Company’s Stock Ownership Guidelines following the sale of the maximum number of shares and options contemplated under their trading plans.

During the three months ended September 30, 2025 none of the Company’s other directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit Number	Description
2.1

Share Purchase Agreement, dated June 3, 2024, by and among Frontdoor, Inc., 2-10 HBW Acquisition, L.P., and 2-10 Holdco, Inc. (incorporated by reference to Exhibit 2.1 to Frontdoor’s Current Report on Form 8-K filed on June 4, 2024).

3.1	Restated Certificate of Incorporation of Frontdoor, Inc. (incorporated by reference to Exhibit 3.1 to Frontdoor’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021).
3.2	Amended and Restated Bylaws of Frontdoor, Inc. (incorporated by reference to Exhibit 3.2 to Frontdoor’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a - 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a - 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104*	Cover page formatted as Inline XBRL and included in Exhibit 101.

* Filed herewith.

** Furnished herewith.

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

FRONTDOOR, INC.

Date: November 5, 2025	By:	/s/ Jessica P. Ross
		Name:	Jessica P. Ross
		Title:	Senior Vice President and Chief Financial Officer (principal financial officer)