Form 10-K
period 2025-12-31
Frontdoor, Inc.
filed 2026-02-26
CIK 1727263

.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

p

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the closing price, was approximately $4.3 billion.

As of February 20, 2026, there were 70,617,688 shares outstanding of the registrant’s common stock, par value $0.01 per share.

Documents incorporated by reference:

Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2026 annual meeting of stockholders (the “Proxy Statement”) are incorporated by reference into Part III hereof. Such Proxy Statement will be filed within 120 days of the registrant’s fiscal year ended December 31, 2025.

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
home warranty

A home service contract, sometimes called a residential service contract, home warranty, home service plan or home protection contract, provides for the repair and/or replacement of certain home systems and appliances for breakdowns that generally occur as a result of normal wear and tear

HVAC	Heating, ventilation and air conditioning
IRS	U.S. Internal Revenue Service
NASDAQ	Nasdaq Global Select Market
new home builder warranty

A written warranty, or a collection of warranties, a builder provides to a new home buyer to define the standards for certain workmanship, distribution systems (e.g., electrical, piping or venting), and/or structural elements in a new home, and which may be backed by insurance and/or surety coverage

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

We hold various service marks, trademarks and trade names, such as Frontdoor®, American Home Shield®, HSA™, 2-10 HBW®, OneGuard®, Landmark Home Warranty®, and related logos and designs. Solely for convenience, the service marks, trademarks and trade names referred to in this Annual Report on Form 10-K are presented without the SM, ®, and TM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensors to these service marks, trademarks and trade names. All service marks, trademarks and trade names appearing in this Annual Report on Form 10-K are the property of their respective owners.

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

SUMMARY OF MATERIAL RISKS

Factors, risks, trends and uncertainties that make an investment in us speculative or risky and that could cause actual results or events to differ materially from those anticipated in our forward-looking statements include the matters described under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report in addition to the following other factors, risks, trends and uncertainties:

•
changes in macroeconomic conditions, including inflation, tariffs and global supply chain challenges and changing interest rates, especially as they may affect existing or new home sales, consumer confidence, demand for our services, labor availability or our costs;
•
our ability to successfully implement our business strategies;
•
the ability of our marketing efforts to be successful and cost-effective;
•
our dependence on our first-year direct-to-consumer and real estate acquisition channels and our renewal channel for home warranty sales;
•
our dependence on our existing warranty customer base and strategic partners for non-warranty sales;
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
•
weather, including adverse conditions, seasonality, along with related environmental regulations;
•
compliance with, or violation of, laws and regulations, including consumer protection laws, or lawsuits or other claims by third parties, increasing our legal and regulatory expenses;
•
cybersecurity breaches, disruptions or failures in our technology systems;
•
our ability to protect the security of personal information about our customers;
•
technological developments in artificial intelligence;
•
negative reputational and financial impacts resulting from acquisitions or strategic transactions;

•
a requirement to recognize impairment charges on goodwill and intangible assets;
•
our ability to underwrite risks accurately and to charge adequate prices to builder members, as well as our ability to effectively re-insure a large portion of those risks;
•
the availability of reinsurance to manage a substantial portion of our potential loss exposure for our new home builder warranty business;
•
evolving corporate governance and disclosure regulations and expectations;
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

PART I

ITEM 1. BUSINESS

Overview

Frontdoor is the leading provider of home warranties and new home builder warranties in the United States, as measured by revenue, and operates under the American Home Shield, HSA, OneGuard, Landmark and 2-10 HBW brands. Our customizable home warranties help customers protect and maintain their homes, typically their most valuable asset, from costly and unplanned breakdowns of essential home systems and appliances. Our home warranty customers frequently use our services, as we handle approximately 3.8 million home warranty service requests annually utilizing our nationwide network of approximately 17,000 qualified independent professional contractor firms in a wide range of trades and with diverse skills and capabilities. We provide our customers with a compelling value proposition by offering financial protection against unplanned and expensive home repairs, coupled with the convenience of having repairs guaranteed by us and completed by experienced professionals whose quality levels are regularly monitored. In addition to our home warranties, we continue to focus on and expand our non-warranty services, including our New HVAC upgrade program and Moen smart water shut-off value partnership program. We also offer new home builder warranty solutions, which deliver value to both builders and homeowners through a suite of builder warranty products and support services.

As of December 31, 2025, we had approximately 2.1 million active home warranties across all brands in the United States, including our American Home Shield, HSA, OneGuard, Landmark and 2-10 HBW brands. Our home warranty customers usually subscribe to an annual service plan agreement that covers the repair or replacement for breakdowns that generally occur as a result of normal wear and tear of major components of up to 29 home systems and appliances, including electrical, plumbing, HVAC systems, water heaters, refrigerators, dishwashers and ranges/ovens/cooktops, as well as optional coverages for pools, spas and pumps. Given the potentially high cost of a major appliance or home system breakdown, the cumbersome process of vetting and hiring a qualified repair professional and, typically, the lack of a formal guarantee for services performed by repair professionals in retail, our customers place high value on the peace of mind, budget protection, convenience, repair expertise and service guarantee our home warranties deliver.

As home systems and appliances become more complex, and the needs of our customers continue to evolve, we believe our ability to innovate through upgraded and customized product offerings, differentiated service offerings and channel diversification focused on key customer segments will continue to drive customer growth and retention. The expansion of our home warranty offerings, new branding initiatives, and the utilization of dynamic pricing algorithms, as well as our investments in non-warranty services and new home builder warranties, position us for growth.

Our multi-faceted value proposition resonates with a broad consumer demographic. Additionally, our range of product offerings—from extensive home warranty coverage to non-warranty services and maintenance to virtual diagnosis—can meet home warranty customer needs, whether they are seeking peace of mind, protection from unexpected repair costs, assistance in finding a contractor or want only guidance for a do-it-yourself solution. We acquire our home warranty customers through awareness driven by the real estate channel and directly by advertising and marketing our brands through our direct-to-consumer (“DTC”) channel. As a result of our strong customer value proposition, 76 percent of our revenue in 2025 was generated through existing customer renewals, which was in line with historical averages, driving consistency and predictability in our revenues. In addition, approximately 84 percent of our home warranty customers are on a monthly auto-pay program.

We leverage our established customer relationships and scalable contractor network to drive growth in our non‑warranty services portfolio. These services include our New HVAC upgrade program, installation of Moen smart water shut‑off devices, and select home maintenance offerings. Non-warranty services are marketed to our existing warranty customer base through our website and the American Home Shield app, as well as through strategic third-party partnerships, including Moen, enabling incremental revenue opportunities beyond traditional warranty coverage.

Our New HVAC upgrade program provides customers with access to discounted pricing on new HVAC systems, supporting replacement demand while leveraging our contractor network and brand presence. Through our partnership with Moen, we deploy our licensed plumbing contractors to install the Moen Flow Smart Water Monitor & Shut-Off, expanding our addressable market and providing customers with technology-enabled solutions designed to help prevent water damage. Our home maintenance offerings, such as HVAC tune-ups and re-key services, further extend our engagement with homeowners outside of covered events.

Additionally, our Virtual Experts service, available through the American Home Shield app, provides real-time video support for home repair and maintenance matters. This capability enhances customer experience, increases service efficiency, and supports scalable delivery across our non-warranty offerings. We continue to invest in and expand our contractor network to support the growth, quality, and consistency of our non-warranty services

Our value proposition to our independent professional contractor network is similarly compelling, as we offer access to meaningful work volume that supports business growth and strengthens the management of their financial and workforce resources. We realize significant economies of scale as a result of our volume of home warranty service requests. We leverage our enhanced customer- and contractor-centric technology platform, robust independent contractor network, existing customer base, purchasing volume for parts, appliances and home systems, and extensive history and deep understanding of the home services industry to generate sustained revenue growth of our home warranty brands and expand our non-warranty services.

We are selective with onboarding new independent contractor firms into our nationwide network and regularly monitor service quality through a set of rigorous performance measures, relying heavily on direct customer feedback. We classify a subset of our independent contractor network for home warranty services as “preferred,” representing firms that meet our highest quality standards and are our most cost-effective providers. Our preferred contractor network completed approximately 84 percent of our home warranty service requests in 2025. We believe that increased usage of our preferred contractors leads to higher customer retention rates as well as lower costs. We leverage our preferred contractor base, and our ability to offer virtual diagnosis of issues, to enhance our contractors’ and customers’ experience, and to expand deeper into home repair and maintenance services.

We also offer new home builder warranty solutions, which deliver value to both builders and homeowners through a suite of builder warranty products and support services. On December 19, 2024, we acquired 2-10 HBW, a leading provider of new home builder warranties and support services. Through 2-10 HBW, we offer flexible builder‑backed and insurance‑backed warranty options covering workmanship, home distribution systems and structural components. Additionally, our add‑on programs provide service request management for homeowner warranty issues, along with full claims administration support for new home builder warranty matters. From January to October 2025, approximately one in six new homes built in the U.S. are covered by a 2-10 HBW new home builder warranty. The majority of our new home builder warranty revenue comes from repeat builder partners and/or builders with multi-year agreements. As of December 31, 2025, our 2-10 HBW new home builder business had approximately 20,000 builder partners.

Our value proposition is attractive to new home builders seeking to transfer the risk of structural failures that may occur within up to ten years of completion, as well as service offerings for those builders seeking administrative services rather than a full transfer of structural risk. These warranties can also include up to one year of workmanship surety protection and up to two years of systems surety protection. We implement a vigorous underwriting process for builder members, particularly those with whom we enter into multi-year contracts, and for each warranty, relying on engineering expertise and decades of structural claims data to help us assess risk. Our ability to diversify our risk through reinsurance further helps us to provide an attractive offering for builders.

For the year ended December 31, 2025, we generated revenue, net income and Adjusted EBITDA of $2,093 million, $255 million and $553 million, respectively. For a reconciliation of net income to Adjusted EBITDA, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Adjusted EBITDA.”

Our Opportunity

Frontdoor primarily operates within U.S. home services industry which has an estimated annual revenue of over $500 billion. The home warranty category is currently estimated to represent over $4 billion in annual revenue. We view increased penetration within the U.S. home services industry as a long-term growth opportunity. In addition, we believe consumer preference for peace of mind, budget protection and convenience as home systems and appliances become more complex will emphasize the value proposition of qualified professional repair and maintenance services and, accordingly, the coverage benefits offered by a home warranty. As part of the 2-10 HBW Acquisition, we further expanded to an adjacent category focused on new home builder warranties. New home builder warranties also represent a natural entry point for marketing our home warranty plans and non-warranty home services, enabling us to offer comprehensive home protection solutions and increase revenue opportunities.

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

In order to provide excellent customer service, we remain focused and committed to attracting and retaining high-quality independent contractors for our network of professional service providers. As we continue to refine, scale and leverage our independent contractor network, we will continue to expand our breadth of potential services and enhance our ability to further execute our non-warranty home services delivery model.

Our Competitive Strengths

We believe the following competitive strengths have been instrumental to our success and position us for future growth:

Leader in Large, Fragmented and Underpenetrated Category. We are the leader in the U.S. home warranty category. For more than five decades, we have developed a marketplace reputation built on the strength of our brands, our customer and contractor value proposition, and our service quality. As a result, we enjoy industry-leading brand awareness and offer high-quality customer service, both of which are key drivers of the success of our customer acquisition and retention efforts. Our size and scale help facilitate contractor selection and purchasing volume for parts, appliances and home systems, as well as the ability to realize marketing and operating efficiencies. Our leadership position has been further enhanced by the 2-10 HBW Acquisition in December 2024, the leading provider of new home builder warranties in the United States, as measured by revenue.

High-Value Service Offerings. We provide our customers with a compelling value proposition by offering financial protection against unplanned and expensive home repairs, coupled with the convenience of having repairs guaranteed by us and completed by professionals whose quality levels are regularly monitored. In contrast with insurance products like homeowners’ insurance that have low frequency of use, our home warranty customers have almost two claims per year, on average. We believe this high level of engagement reinforces our customer value proposition and leads to improved retention rates. We believe our customer retention rate is further evidence of the value our customers place on our service and the quality of execution that we provide. For our builder members, we provide insurance coverage to protect against homeowner claims of structural failure up to ten years after completion of the home, as well as administrative services to help them manage workmanship, distribution system and structural warranties related to their builds.

Unique and Compelling Independent Contractor Network. We maintain and manage a nationwide network of approximately 17,000 independent professional contractor firms in a wide range of trades and with diverse skills and capabilities. We are selective with onboarding new contractor firms into our nationwide network and monitor service quality through a set of rigorous performance measures, relying heavily on direct customer feedback. We classify a subset of our independent contractor network for home warranty services as “preferred,” representing firms that meet our highest quality standards and are our most cost-effective providers. As of December 31, 2025, we had approximately 4,200 preferred contractors. We believe that increased usage of our independent preferred contractors leads to higher customer retention rates as well as lower costs. Our value proposition to our professional contractor network is equally compelling as we provide them access to our significant work volume, thus increasing their business activity while enhancing their ability to manage their financial and human capital resources. We realize significant economies of scale as a result of our volume of home warranty service requests.

Technology-Enabled Platform Drives Efficiency and Quality of Service. We are focused on constantly improving the customer and contractor experience. We continuously develop and refine our advanced customer- and contractor-centric technology platform to enhance the experience for our customers and contractors. From their smartphone or other connected device, our platform allows customers to purchase a home warranty, request a maintenance or repair service, virtually communicate with a representative, learn about home maintenance offerings, manage their account and track the progress of their home service requests. Our American Home Shield app is available to our home warranty customers to offer another avenue for support by using video chat capabilities and virtual diagnostics of the issue, reducing the need for an in-home visit from a professional. Our contractor technology platform makes it easier for contractors to work with us and improves communications between contractors and our customers.

We believe our technology-enabled platform provides a foundation for operational and customer service excellence and differentiation, ultimately driving customer and contractor retention and growth.

Diverse, Recurring and Stable Revenue Channels. We acquire new customers for our home warranty business through two channels, real estate and DTC, which are offered in the continental U.S. We believe our ability to acquire customers through the DTC channel helps to mitigate the effect of potential cyclicality in the home real estate market and our nationwide presence limits the impact of poor regional economic conditions. Our builder members are acquired through our sales program, with a focus on signing multi-year agreements. We also benefit from our predictable and recurring revenue, as our home warranty customers typically sign annual contracts, and 76 percent of our revenue in 2025 was generated through existing customer renewals, which was in line with historical averages. Additionally, 84 percent of our home warranty customers are on a monthly auto-pay program. Auto-pay customers historically have been more likely to renew than non-auto-pay customers. Our home warranty and non-warranty business models continue to prove resilient through various business cycles as evidenced by our compound annual revenue growth rate of seven percent from 2020 to 2025.

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

In the real estate channel for home warranties, we leverage marketing and information service arrangements, as well as a team of inside and field-based sales associates to train, educate and market our home warranties through real estate brokers and agents at both local, regional and national levels.

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

For our new home builder warranty business, we market through regional sales teams focused on understanding the new home construction business and geographical variations, as well as developing and deepening builder relationships. This team maintains relationships with industry associations and realtors to continue to introduce new builders to the benefits of our services.

Leveraging Dynamic Pricing. We utilize dynamic pricing in our home warranty renewal and DTC channels, which allows us to leverage our proprietary data platform to adjust our plan prices based on factors such as the strength of our independent contractor network or characteristics of homes in a market. We are using these capabilities to offer more attractive pricing overall, enabling us to expand our potential customer base to those previously priced out of the market due to the industry's historical practice of state-level pricing.

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

Our Business Strategies

We intend to profitably grow our business by:

Increasing Our Home Warranty Customer Base. We intend to further grow our home warranty business by making strategic investments to educate consumers on, and remind our current customers of, our compelling value proposition, including targeting homeowners more effectively through a variety of product offerings, messaging and retention programs; further improving and differentiating our customer experience from the overall category; and optimizing our strategies with respect to real estate brokers, independent contractor firms and business partners. Further, we believe our new home builder warranties and our non-warranty home services provide us more opportunities to introduce customers to our overall home warranty value proposition. We intend to leverage our analysis of consumer preferences to offer home warranties that meet the needs of consumers who prefer traditional home warranties, as well as those seeking non-warranty services.

Providing Customers Access to High-Quality and Convenient Non-Warranty Home Services. Through our non-warranty services business, we offer customers access to the New HVAC upgrade and Moen programs, as well as home maintenance services with convenient scheduling, upfront pricing on select services and ongoing support. For contractors, this product offering provides actual revenue opportunities, not just leads, as well as access to our scheduling services. We believe that non-warranty home services will strengthen our home warranty brands by highlighting the value proposition and convenience of our services.

By offering non-warranty home services, we can provide additional services to our existing customers and reach new customers, including those not currently interested in home warranties. We intend to continue to leverage our existing sales channels and service platform to deliver additional value-added services to our non-warranty home services customers. Our product development teams draw upon the experience of our home warranty brands to both create innovative customer solutions for the existing product suite and identify service and category adjacencies. For example, we offer existing home warranty customers pre-season HVAC tune-ups and a lock re-keying service. Through commercial partners and our scale, we are also able to offer our home warranty customers significant discounts for purchases of new HVAC systems and appliances. More recently, we have partnered with Moen to provide installation of water shut-off monitors for non-home warranty customers, which provides another opportunity to strengthen our relationships with contractors and reach potential new customers. We believe these service offerings will lead to higher customer engagement, ultimately leading to stronger customer loyalty and retention.

Delivering Superior Customer Experience. We will continue to improve the customer experience by investing in our integrated technology platform, self-service capabilities, business intelligence platforms, customer service operations and contractor management systems. This allows us to support our business strategy while continuing to improve our communications related to our products. These targeted investments are expected to result in an enhanced customer experience by providing a more convenient service request process and improving contractor efficiencies and engagement. We believe these initiatives will lead to improved retention rates over time, cost-savings and the opportunity to deliver additional services to a broader base of satisfied customers.

Growing Our Supply Network of Independent Contractors. We are focused on growing our high-quality nationwide network of qualified independent professional contractor firms, particularly our base of preferred contractors for home warranty and non-warranty services as our business grows. These firms are in a wide range of trades and possess diverse skills and capabilities. Our contractor relations team utilizes a selective process to choose new independent contractor firms and regularly monitors their service quality. We are also improving the way in which we do business with our independent contractors by enhancing contractor relations for improved efficiency, allowing our independent contractors to better focus on our customers’ experience. We believe growing our independent contractor base within existing service locations and in new geographies, while maintaining service excellence, will drive further penetration of our home warranties and non-warranty home services and differentiate our product offerings relative to competitors. We believe that increased usage of our independent preferred contractors leads to higher customer retention rates as well as lower costs.

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

We also leverage our technology platform to utilize video chat capabilities, augmented reality, computer vision and machining learning to offer real time help to homeowners from our Virtual Experts who may be able to guide homeowners to fix the repair, reducing the need for an in-home visit from a professional. We believe that leveraging our capabilities to offer upfront diagnostics of home repairs will reduce the time required for completion of repairs.

Providing Home Builders and their Customers with High-Quality New Home Builder Warranty Services. With the 2-10 HBW Acquisition, we have expanded our offerings to include industry-leading new home builder warranties. This business presents additional opportunities, as we leverage our expertise and resources to strengthen our relationships with home builders and provide valuable protection to owners of new homes. Additionally, homeowners who have access to our new home builder warranties represent a natural entry point for marketing our home warranty plans and non-warranty home services, enabling us to offer comprehensive home protection solutions and increase revenue opportunities.

Pursuing Selective Acquisitions. We anticipate that the highly fragmented nature of the home services industry will continue to create strategic opportunities for acquisitions. Historically, we have used acquisitions to grow our customer base in high-growth geographies, and we intend to continue to do so. Most recently, we acquired 2-10 HBW, which provides us more home warranty customers and increased our revenue, net income and adjusted EBITDA, in addition to opportunities for a new sales channel and a more diversified business portfolio. We have also used acquisitions to enhance our technological capabilities and geographic presence. We may also explore opportunities to make strategic acquisitions that will expand or scale our current or potential new service offerings.

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

Real estate channel. Our home warranty plans have historically been used to provide peace of mind to home buyers by protecting them from large, unanticipated out-of-pocket expenses related to the breakdown of major home systems and appliances during the first year after an existing home purchase. We leverage marketing and information service arrangements and a team of internal and field-based sales associates and leaders who focus on defined geographic areas to train and educate real estate brokers and agents within their territory about the benefits of a home warranty by working directly with real estate offices and participating in broker meetings and national sales events. Those brokers and agents then market our home warranties to home buyers and sellers.

In 2025, customers in our real estate channel renewed at a rate of 29 percent after the first contract year. Revenue from this channel was $141 million, $125 million and $141 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

In 2025, customers in our DTC channel renewed at a rate of 74 percent after the first contract year. Revenue from this channel was $172 million, $166 million and $194 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Customer renewals. For the year ended December 31, 2025, we generated 76 percent of our home warranty revenue through existing customer renewals compared to 78 and 77 percent for the years ended December 31, 2024 and 2023, respectively. We have made significant investments in our integrated technology platform, self-service capabilities, business intelligence platforms, customer service operations and contractor management systems, which we believe position us to further improve our customer retention rate.

In 2025, customers in our renewal channel for home warranties renewed at a rate of 81 percent. Revenue from renewals was $1,587 million, $1,437 million and $1,367 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Across these three channels, in 2025, customers renewed at a rate of 75 percent, and our overall customer retention rate was 79 percent. We calculate the rates at which our customers renew as the ratio of the number of home warranties renewed during the period to the number of home warranties originally set to expire during the period. We calculate our customer retention rate as the ratio of the number of ending home warranties to the sum of the number of beginning home warranties, new home warranty sales and acquired accounts for the applicable period. The rate at which customers renew and customer retention rate are presented on a rolling, 12-month basis in order to avoid seasonal anomalies.

New Home Builder Warranties. For our new home builder warranty business, we market and sell through inside sales and regional sales teams focused on understanding the new home construction business and geographical variations, as well as developing and deepening builder relationships. This team maintains relationships with industry associations, builders and realtors to continue to introduce new builders to the benefits of our services. For those builders identified as preferred through volume and experience, we seek to enter into multi-year contracts.

Customers, Contractors, Suppliers and Geographies

Customers. As our home warranty customers are predominantly owners of single-family residences, our business is not reliant on any single customer. As of December 31, 2025, we had approximately 2.1 million active home warranties. We believe there is opportunity to market our services to a broader customer base seeking differentiated home warranties, non-warranty services and self-help guidance. As of December 31, 2025, we had approximately 19,000 builder customers; no builder represented more than five percent of revenue for the new home builder warranty business.

Contractors. We have a nationwide network of approximately 17,000 qualified professional contractor firms in a wide range of trades and with diverse skills and capabilities. The qualification process for a contractor includes assessing its online presence and customer reviews, gathering public information about the company, reviewing references from customers and other contractors, and confirming it meets our insurance and licensing standards. In addition, contractors must agree to our service requirements, such as timely appointments and follow-ups with all customers, guaranteed workmanship, professionalism and availability. Our independent contractors are supported by a designated contractor relations representative who guides them through the process of working with us, from onboarding to the first service call and to continuous monitoring and training.

No contractor accounted for more than five percent of our cost of services rendered in 2025. We classify a subset of our independent contractor network as “preferred,” representing firms that meet our highest quality standards and are our most cost-effective providers. Our independent preferred contractor network completed 84 percent of our home warranty service requests in 2025. We believe that increased usage of our preferred contractors leads to higher customer retention rates as well as lower costs.

Suppliers. We are dependent on a limited number of suppliers for various key components used in our product offerings, and the cost, quality and availability of these components are essential to our services. Direct supplier spend, which excludes purchases made by our contractors, made up approximately 22 percent of our cost of services rendered in 2025, and we have multiple national supplier agreements in place. We have six national suppliers of parts, appliances and home systems that each account for more than five percent of our supplier spend. We continue to seek to deepen and expand our supplier relationships, improve access to appliances with the highest demand, increase speed of parts acquisition and expand our service provider network.

Geographies. A significant percentage of our revenue is concentrated in the western and southern regions of the United States, including California, Florida and Texas. Our new home builder warranty revenue is diversified across the United States, based on such factors as high growth in new home sales, strength of builder associations, the size of builders in particular geographies and average home costs and density, including states in the southern region of the United States.

Technology

We are continuing to invest in digital innovation to further increase the ease-of-use of our technology platform for our customers and contractors.

Customers. We operate a robust customer technology platform, which makes it easy for home warranty customers to purchase from us, request service and manage their account from the convenience of a smartphone or other connected device. Approximately 47 percent of our home warranty DTC sales in 2025 were made online, and more than 60 percent of our total service request volume for home warranties was entered online or through our interactive voice response system. Our customer MyAccount platform had over 1.5 million active users across our website and app at the end of 2025, allowing customers to manage their account, request service, receive home maintenance tips and electronically communicate with a representative online without having to call our customer service team. In certain instances, our technology platform enables homeowners to use their smartphone cameras to engage in a video chat with one of our Virtual Experts who can remotely see the item that needs attention and capture a variety of important details about the item, potentially helping to reduce the time required for completing repairs and even eliminating the need for a technician to visit the home by offering a simple do-it-yourself solution.

Contractors. Our contractor technology platform makes it easier for contractors to work with us and improves communication between contractors and our customers. Our contractor portal had over 18,000 active users at the end of 2025, and our platform sent approximately 1.3 million “On-My-Way” notifications to customers, letting them know their contractor was en route to their home.

Competition

We compete in the U.S. home warranty category and the broader U.S. home services industry. The home warranty category is highly competitive. While we have a broad range of competitors in each locality and region, we are one of the few companies that provide home warranties nationwide. The broader U.S. home services industry is also highly competitive. We compete against businesses providing non-warranty home services directly and those offering leads to contractors seeking to provide non-warranty home services. The principal methods of competition, and by which we differentiate ourselves from our competitors, are quality and speed of service, contract offerings, brand awareness and reputation, customer satisfaction, pricing and promotions, contractor network and referrals. We believe our nationwide network of qualified independent professional contractor firms, in combination with our large base of contracted customers, differentiate us from other platforms in the home services industry.

Our new home builder warranty business faces competition from other providers of new home builder warranties and builders that self-insure.

Human Capital Management

As of December 31, 2025, we had 2,034 employees, none of whom is represented by a labor union. 1,986 employees were employed in the United States, and 48 employees were employed in India where they provided technology services for our business. We believe our overall relations with our workforce are good. In addition to our employees, we utilize business process outsourcing firms who are independent contractors and handle a range of customer service, administrative and similar tasks for our business.

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

Employee Benefits and Talent Development. In 2025, we again engaged in a review and update of our employee benefits and paid time off programs to improve our healthcare coverage and provide support for healthcare needs of our employees. We have sponsored mentorship and development programs to support development for our employee population. We embrace diversity in backgrounds, experiences and perspectives of our employees, contractors, customers and other stakeholders. Everyone is valued and appreciated for their distinct contributions to the growth and sustainability of our business. We strive to cultivate a culture and vision that supports and enhances our ability to recruit, develop and retain diverse talent at every level.

Employee Engagement. We seek employee engagement and satisfaction feedback. We actively track and monitor the results of employee surveys in search of trends and opportunities. The surveys inform our human resources strategy so that we can adjust and adapt to our employees’ needs as they change and evolve. Leaders receive team-level dashboards; have the opportunity for supplemental training and support to understand how to review, share and discuss their results with their teams; and take meaningful actions together to continuously improve employee experiences. We also monitor employee turnover.

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

Insurance

We maintain insurance coverage that we believe is appropriate for our business, including workers’ compensation, general liability and property insurance. In addition, following the 2-10 HBW Acquisition, we maintain reinsurance policies to transfer a significant portion of the risk that we assume pursuant to our new home builder warranties. We also provide insurance for our home warranty claims in Texas via our wholly-owned captive insurance company.

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

These federal, state and local laws and regulations include laws relating to consumer protection, unfair and/or deceptive trade practices, service contracts, home warranties, home service plans, real estate settlement services, wage and hour requirements, contractors, the employment of immigrants, labor relations, licensing, building code requirements, workers’ safety, environmental protection, privacy and data protection, securities, insurance coverages, sales tax collection and remittance, healthcare, employee benefits, marketing (including, without limitation, telemarketing) and advertising. In addition, at the federal level, we are regulated by the Consumer Financial Protection Bureau, and in certain states, both our home warranty business and the new home builder warranty business are regulated by applicable state insurance regulatory authorities, including but not limited to the California Department of Insurance, District of Columbia Department of Insurance, Securities & Banking, the Florida Office of Insurance Regulation, and the Texas Department of Insurance. Our home warranty business may also be regulated by other state regulatory bodies, such as the Virginia Department of Agriculture and Consumer Services and the Texas Department of Licensing and Regulation.

We are subject to federal, state and local laws and regulations designed to protect consumers, including laws governing deceptive trade practices, consumer privacy and fraud, the collection and use of consumer data, auto-renewal telemarketing and other forms of solicitation. The rules adopted by the Federal Communications Commission pursuant to the Telephone Consumer Protection Act and the Telemarketing Sales Rule issued by the Federal Trade Commission govern our telephone sales practices. In addition, some states and local governing bodies have adopted laws and regulations targeted at direct telephone sales, i.e., “do-not-call” regulations. The implementation of these marketing regulations requires us to rely more extensively on other marketing methods and channels. In addition, if we were to fail to comply with any applicable law or regulation, we could be subject to substantial fines or damages, be involved in lawsuits, enforcement actions and other claims by third parties or governmental authorities, suffer losses to our reputation and our business or suffer the loss of licenses or registrations or incur penalties that may affect how the business is operated, any of which, in turn, could have a material adverse effect on our financial position, results of operations and cash flows.

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

Risks Related to Our Business

Changing macroeconomic conditions, including inflation, tariffs, global supply chain challenges and changing interest rates, especially as they may affect existing or new home sales, consumer confidence, demand for our services, labor availability or our costs, may adversely impact our business, financial position, results of operations and cash flows.

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

While the Federal Reserve lowered interest rates three times over the course of 2024 and three times over the course of 2025, it has expressed an expectation that the pace any such decreases may be slower going forward. Accordingly, significant uncertainty remains regarding the timing and extent of future interest rate changes. The sustained level of higher interest rates has in recent years caused buyer apprehension and affordability concerns, resulting in a decrease in home sales in 2022, 2023, 2024 and flat home sales in 2025 compared to 2024 and has negatively impacted our business. Changing interest rates could continue to affect mortgage rates and negatively impact our business.

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

In addition, our financial performance is affected by changes in the services and products we offer to customers. We may incur significant costs to implement our strategies, service and product offerings, which may not succeed in increasing revenue, growing our customer base or growing profitability. For example, in 2025, we incurred significant costs when we acquired 2-10 HBW to access a business opportunity in the new home builder warranty space to complement our existing business and provide cross-selling opportunities for home warranties and our non-warranty services. In addition, in 2024, we incurred significant expense when we relaunched the American Home Shield brand through an updated look and feel. Similarly, in 2023, we launched the Frontdoor app, which required a substantial marketing investment. We cannot provide any assurance that these rebranding initiatives will be effective. An unsuccessful execution of strategies, including the rollout of new, or the adjustment of any existing, services or products or sales and marketing plans, could cause us to reevaluate or change our business strategies and could have a material adverse impact on our reputation, business, financial position, results of operations and cash flows.

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

Marketing efforts to increase home warranty and non-warranty sales through our real estate and DTC channels may not be successful or cost-effective.

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

With respect to our marketing efforts, we may also include certain discounts or other promotional rates in order to attract and retain customers. These efforts may become more costly or be offered at increasing frequency over time. Certain factors including the nature and type of our services offered, potential and existing customers’ perception of the value of our services, and other macroeconomic factors like general economic conditions and consumer sentiment may impact our efforts. These efforts may not be successful or cost-effective or remain effective over time.

With respect to our digital marketing efforts, rapid and frequent changes in the pricing and operating dynamics of search engines, changing policies and guidelines applicable to keyword advertising (which may unilaterally be updated by search engines without advance notice), as well as the use of new or improved technology such as generative artificial intelligence powered search platforms, could adversely affect our paid search engine marketing efforts and free search engine traffic. Such changes could adversely affect paid listings (both their placement and pricing), as well as the ranking of our brands and businesses within paid and organic search results, any or all of which could increase our marketing expenditures (particularly if free traffic is replaced with paid traffic).

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

We depend on our first-year DTC acquisition and real estate channels for a significant percentage of our home warranty sales.

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

A significant percentage of our sales is generated through our first-year real estate and DTC home warranty acquisition channels, which feed our renewal channel. In our real estate channel, our strategic relationships with top real estate brokers and agents are important to our business because they provide marketing and information services that are useful to our real estate customer acquisition channel. These brokers and agents are independent parties that we do not control, and we cannot guarantee that our strategic partnership arrangements with them will continue at current levels or at all. An inability to maintain these relationships could have a material adverse effect on our business, financial position, results of operations and cash flows.

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

We depend on our existing warranty customer base and strategic partners for a significant portion of our non‑warranty sales.

Our ability to grow our non‑warranty services business depends in part on our ability to maintain and deepen engagement with our existing warranty customers and to successfully cross‑sell non‑warranty offerings. If customers elect to seek these services from competitors or delay discretionary home improvement spending, demand for our non‑warranty services may decline.

In addition, certain non‑warranty services rely on strategic third‑party relationships, including partnerships with product manufacturers such as Moen, as well as our network of independent, licensed contractors who perform installation and maintenance services. Any deterioration in these relationships, inability to attract or retain qualified independent contractors, failure to maintain service quality or consistency, or disruption in partner‑provided products or programs could adversely affect customer satisfaction, our reputation, and demand for our non‑warranty services.

If we are unable to effectively manage these risks or adapt our non‑warranty offerings, pricing, or delivery model in response to these risks, our non‑warranty services business may not grow as expected, which could have a material adverse impact on our business, financial position, results of operations and cash flows.

We depend on our renewal channel for a substantial percentage of our home warranty sales.

Our largest home warranty sales channel is our renewal channel. Sales in this channel are dependent upon the flow of sales from our first-year real estate and DTC channels, as well as our customers’ perceptions of the value of our home warranties, and accordingly, their willingness to renew their plans. Any decrease in sales from period to period in our first-year real estate and DTC channels may have a negative impact on future growth opportunities in our renewal channel. Whether existing customers choose to renew their home warranties is driven by both external factors such as macroeconomic conditions, our reputation and actions of our competitors, as well as internal factors such as their experience with our home warranties, including whether they have used their home warranties and their satisfaction with any services we provided, and how they perceive the value of our home warranties in light of the cost of a renewal.

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

Our ability to conduct our operations is in part impacted by reliance on a network of third-party contractors. Our future success and financial performance depend substantially on our ability to attract and retain qualified third-party contractors, and their availability, and ensure third-party contractor compliance with our policies, standards and performance expectations. However, these third-party contractors are independent parties that we do not control, and who own, operate and oversee the daily operations of their individual businesses. If third-party contractors do not successfully operate their businesses in a manner consistent with required laws, standards and regulations, we could be subject to claims from regulators or legal claims for the actions or omissions of such third-party contractors. In addition, our relationship with our third-party contractors could become strained (including resulting in litigation) as we impose new standards or assert more rigorous enforcement practices of our existing standards and performance expectations. When a contractor relationship is terminated, there is a risk that we may not be able to enter into a similar agreement with an alternate contractor in a timely manner or on favorable terms. We could incur costs to transition to other contractors, and these costs could materially adversely affect our results of operations and cash flows. We could also fail to provide service to our customers if we lose contractors that we cannot replace in a timely manner, which could lead to customer complaints and possible claims and litigation. Additionally, laws and regulations, such as restrictive immigration laws may limit our ability to attract, retain or replace contractors. Furthermore, our third-party contractors interact directly with our customers, and if our third-party contractors do not provide satisfactory services, our retention rate, reputation and business may be adversely affected. These potential impacts may be exacerbated upon termination of a relationship with a preferred contractor, as approximately 84 percent of our home warranty service requests were completed by our preferred contractor network in 2025.

We are also dependent on vendors for parts, appliances and home systems and the ability to rely on the pricing for such goods in the contracts we negotiate with these vendors. In recent years, global supply chain challenges, including as a result of pandemics or other public health crises, such as the COVID-19 pandemic, have led to industry-wide price increases for parts and equipment as well as availability challenges across our trades as demand has outpaced production. If we cannot obtain the parts, appliances or home systems from vendors within our existing stable of vendors to satisfy consumer claims in a timely manner, we may be forced to obtain parts, appliances and home systems from other vendors or through our third-party contractors at higher costs, which could have a material adverse impact on our business, financial position, results of operations and cash flows. In addition, if we cannot obtain parts to satisfy consumer claims in a timely manner, we may be forced to obtain replacement appliances or systems at a higher cost compared to the cost of appliance parts.

Increases in parts, appliance and home system prices and other operating costs could adversely impact our business, financial position, results of operations and cash flows.

Our financial performance may be adversely affected by increases in the level of our operating expenses, such as refrigerants, appliances, equipment, parts, raw materials, wages and salaries, employee benefits, healthcare, contractor costs, costs of repair, self-insurance costs and other insurance premiums, as well as various regulatory compliance costs, all of which may be subject to inflationary and other pressures. For example, in recent years, we have experienced a rapid increase in the cost of parts, appliance and home system costs due to inflation, changes in U.S. tariff and import/export regulations and global supply chain challenges, which, in turn, increased our contract claims costs. Such increase in operating expenses, including contract claims costs, could have a material adverse impact on our business, financial position, results of operations and cash flows.

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

Tariff policies are under continuous review and subject to change. The current U.S. administration has voiced strong concerns about imports from countries that it perceives as engaging in unfair trade practices and has made governmental policy and regulatory changes in a variety of areas, including tariffs and other trade barriers on components and raw materials that are applicable to our business from countries it perceives as engaging in unfair trade practices. Such tariffs or trade barriers, or the perception that they could occur, may materially and adversely affect our business by increasing our costs or reducing global trade. For example, rising costs due to blanket tariffs on imported steel and aluminum, or blanket tariffs on goods from countries that are key suppliers of replacement parts for appliances and home systems, have increased and may continue to increase the costs of parts associated with our repair and replacement of home systems and appliances, which could have a material adverse effect on our business, financial position, results of operations and cash flows. The United States has proposed, and in some cases has imposed, significant increases to tariffs on goods imported into the U.S, including from countries where we have sourced replacement parts for appliances and home systems covered by our home warranties. Moreover, new tariffs and changes to U.S. trade policy have prompted, and could prompt retaliation from affected countries, potentially triggering the imposition of tariffs on U.S. goods. Such a “trade war” could lead to general economic downturn or could materially and adversely affect the demand for our services, thus negatively impacting our business, financial position, results of operations and cash flows. We cannot predict how or what tariffs will be imposed or what retaliatory measures other countries may take in response to tariffs proposed or imposed by the U.S. There is uncertainty as to further actions that may be taken by the U.S. with respect to U.S. trade policy, including with respect to the proposed tariffs. Further tariffs or countermeasures may increase our costs, decrease our margins or reduce the competitiveness of our products and services.

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

Our ability to conduct our operations is in part affected by our ability to scale our labor force, including on a seasonal basis in our customer service operations, which may be adversely affected by a number of factors. While we employ both domestic and overseas third-party customer service resources to help fulfill our service and other obligations, the effectiveness of such resources may be adversely affected by the availability of labor in such markets and the continuing viability of contract relations with such third parties. Additionally, laws and regulations, such as restrictive immigration laws may limit our ability to attract, retain or replace talent. In the event of a labor shortage affecting our own customer service personnel or our third-party service providers, we could experience difficulty in responding to customer inquiries in a timely fashion or delivering our services in a high-quality or timely manner and could be forced to increase wages to attract and retain employees, which would result in higher operating costs and reduced profitability. Long call and service wait times by customers during peak operating times could have a material adverse impact on our reputation, business, financial position, results of operations and cash flows.

Our business process outsourcing initiatives increase our reliance on third-party vendors and may expose our business to harm upon the termination or disruption of our third-party vendor relationships.

Our strategy to maintain or reduce our costs of operations includes the implementation of certain business process outsourcing initiatives, including offshore outsourcing of certain aspects of our customer service, administrative and other service operations, some of which are located near regions that have previously been affected by Acts of God, such as earthquakes, wildfires, hurricanes and typhoons, and outsourcing of certain technology development initiatives. Additionally, most of this outsourcing occurs in developing countries. Any disruption, termination or substandard performance of these outsourced services, including possible breaches by third-party vendors of their agreements with us, could delay or limit our ability to successfully implement our business strategies and adversely affect our brands, reputation, customer relationships, financial position, results of operations and cash flows. Also, to the extent a third-party vendor relationship is terminated, there is a risk of disputes or litigation and that we may not be able to enter into a similar agreement with an alternate provider in a timely manner or on terms that are acceptable to us or at all. Even if we find an alternative provider, or choose to insource such services, there are significant risks associated with any transitioning activities. In addition, to the extent we decide to terminate outsourcing services and insource such services, there is a risk that we may not have the capabilities to perform these services internally, resulting in a disruption to our business, which could adversely impact our reputation, businesses, financial position, results of operations and cash flows. We could also incur costs, including personnel and equipment costs, to insource previously outsourced services like these, and these costs could adversely affect our results of operations and cash flows.

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

Weather, including the frequency and intensity of weather conditions, natural disasters and seasonality, as well as related environmental regulations, can affect the demand for our services, our ability to operate and our results of operations and cash flows.

The demand for our services, and our results of operations, are affected by the frequency and intensity of weather conditions and seasonality. Seasonality causes our results of operations to vary considerably from quarter to quarter. Accordingly, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year. Extreme temperatures, typically in the winter and summer months, can lead to an increase in home warranty service requests related to home systems, particularly HVAC systems, resulting in higher costs and lower profitability, while mild temperatures in the winter or summer months can lead to lower home systems claim frequency, resulting in lower costs and higher profitability. For example, favorable weather trends in 2025 as compared to 2024 resulted in a lower number of home warranty service requests per customer, which favorably impacted contract claims costs.

Major weather events and other similar Acts of God, or natural disasters are typically addressed by homeowners’ and other forms of insurance as opposed to the home warranties that we offer and therefore do not increase our obligations to provide service. Nevertheless, major weather events and other similar Acts of God, or natural disasters such as typhoons, hurricanes, tornadoes, wildfires or earthquakes, may affect the demand for our services and our results of operations. Such weather events could affect our facilities, or those of our major suppliers or business process outsource providers, which could affect our costs, our ability to meet supply requirements, our ability to provide services and our ability to access our data and other records. Extreme or unpredictable weather conditions could materially adversely impact our business, financial position, results of operations and cash flows.

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

Our business is subject to significant federal, state and local laws and regulations. These laws and regulations include but are not limited to laws relating to consumer protection, unfair and/or deceptive trading practices, service contracts, home warranties, home service plans, real estate settlement services, wage and hour requirements, state contractor laws, the employment of immigrants, labor relations, licensing, building code requirements, workers’ safety, environmental, privacy and data protection, securities, insurance coverages, sales tax collection and remittance, healthcare reforms, employee benefits, marketing (including, without limitation, telemarketing) and advertising. In addition, we are regulated by the Consumer Financial Protection Bureau and in certain states by the applicable state insurance regulatory authority or other state regulatory bodies, such as the Virginia Department of Agriculture and the Texas Department of Licensing and Regulation, with respect to our home warranty business, and by the Department of Insurance for the District of Columbia and other state insurance bodies, with respect to our new home builder warranty business nationwide. Some of these laws and regulations require that we obtain regulatory approval prior to implementing changes in our pricing, contract terms and claims handling processes, which may limit or slow our ability to adjust our business strategies to address evolving challenges or opportunities. Failure to comply with such laws and regulations may have a material adverse impact on our business, financial position, results of operations and cash flows. Additionally, a portion of our business operates as an insurance company, and the IRS or state agencies could deem us to be taxed across our company as such, which could adversely impact the timing of our tax payments.

We are also subject to various federal, state and local laws and regulations designed to protect consumers, including laws governing deceptive trade practices, consumer privacy and fraud, the collection and use of consumer data, telemarketing and other forms of solicitation. From time to time, we have received and we expect that we may continue to receive inquiries or investigative demands from regulatory bodies, including state attorneys general and other federal and state agencies. The telemarketing rules adopted by the Federal Communications Commission pursuant to the Telephone Consumer Protection Act and the Telemarketing Sales Rule issued by the Federal Trade Commission, or FTC, govern our telephone sales practices. In addition, some states and local governing bodies have adopted laws and regulations targeted at direct telephone sales, i.e., “do-not-call” regulations. The implementation of these marketing regulations requires us to rely more extensively on other marketing methods and channels and may have a material adverse impact on our business, financial position, results of operations and cash flows.

We are also subject to different consumer protection laws, including laws that regulate the offering of automatically renewing subscription offers at both the state and federal level. For example, the FTC, previously implemented the “Click-to-Cancel” rule that would have prohibited covered businesses from, among other things, impeding consumers from canceling recurring subscriptions and memberships. While the U.S. Court of Appeals for the Eight Circuit vacated the entirety of the “Click-to-Cancel” rule on July 8, 2025 due to a finding of flaws in the FTC’s rulemaking process, it is possible that the FTC may propose similar rules in the future.

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

Failure to protect the security of personal information about our customers, associates or third parties could result in the interruption of our business operations, private litigation, reputational damage and costly penalties.

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

These risks include potential damage and disruption from traditional cyber criminals, malicious code (such as viruses and worms), employee theft, negligence or misuse, social engineering, denial-of-service attacks, as well as sophisticated nation-state and nation-state-supported actors, including advanced persistent threat intrusions. Any cyber or similar attack or unauthorized access to our software or systems that we experience could damage our technology systems and infrastructures, lead to the loss, compromise or corruption of data, prevent us from providing our services, erode our reputation and those of our various brands, lead to the termination of advantageous contracts, result in inaccurate reporting of financial information, result in the disclosure of confidential consumer and professional contractor information, result in erroneous payments to malicious actors, expose us to significant liabilities for the violation of data privacy laws, result in the disclosure of confidential and sensitive business information or intellectual property, result in claims or litigation against us and/or otherwise be costly to mitigate or remedy. The frequency of data breaches of companies and governments has increased in recent years as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. In addition, risk from cyber and data security threats is exacerbated with the advancement of artificial intelligence, which malicious third parties are using to create new, sophisticated and more frequent attacks. The occurrence of any of these events could have a material adverse impact on our reputation, business, financial position, results of operations and cash flows. Although we have insurance to mitigate some of these risks, such policies may not cover the particular cyber or similar attack experienced and, even if the risk is covered, such insurance coverage may not be adequate to compensate for related losses.

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

Additional U.S. states have passed their own comprehensive consumer privacy laws and other states are considering doing so. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination and security of data. The burdens imposed by the CCPA, CPRA and other similar laws that may be enacted at the federal and state level may require us to further modify our data processing practices and policies and to incur substantial expenditures in order to comply.

Technological developments in artificial intelligence could disrupt our industry and subject us to increased competition, legal and regulatory risks and compliance costs.

Technological developments in artificial intelligence, including machine learning technology and generative artificial intelligence and their current and potential future applications as well as the legal and regulatory frameworks within which they operate, are rapidly evolving. The full extent of current or future risks related thereto is not possible to predict and we may not be able to anticipate, prevent, mitigate or remediate all of the potential risks, challenges or impacts of such changes. Artificial intelligence could significantly disrupt our industry and subject us to increased competition, legal and regulatory risks and compliance costs, which could have a material adverse effect on our business, financial condition and results of operations. Some of our competitors may be more successful than us in the development and implementation of new technologies, including services, platforms and marketing efforts based on artificial intelligence, to address consumer demands or improve operations. If we are unable to adequately advance our capabilities in these areas, or do so at a slower pace than others in our industry, we may be at a competitive disadvantage.

Through our use of artificial intelligence, we intend to avail ourselves of the potential benefits, insights and efficiencies resulting from these technologies. However, these technologies also present a number of potential risks that cannot be fully mitigated. If the data we, or third parties whose services we rely on, use in connection with the possible development or deployment of artificial intelligence is incomplete, inadequate or biased in some way, the performance of our products, services, and businesses could suffer. The volume and reliance on data and algorithms also make artificial intelligence, and in turn, us, more susceptible to cybersecurity threats. We could be exposed to risks to the extent third-party service providers, or any counterparties, use artificial intelligence in their business activities. There is also a risk that artificial intelligence may be misused or misappropriated by our employees and/or third parties engaged by us. In addition, we may not be able to control how third-party artificial intelligence that we choose to use is developed or maintained, or how data we input is used or disclosed, even where we have sought contractual protections with respect to these matters. We may be subject to legal and regulatory investigations and/or actions related to our use of artificial intelligence, including as related to alleged misuse or misappropriation of our data. This could also have an adverse impact on our reputation.

Regulations related to artificial intelligence may also impose on us certain obligations and costs related to monitoring and compliance. Regulators are increasing scrutiny and considering, and in some cases enacting, regulation of the use of artificial intelligence. The use of artificial intelligence by us and others may require compliance with legal and regulatory frameworks that are not fully developed or tested, and we may face litigation and regulatory actions related to our use of artificial intelligence.

Future acquisitions or other strategic transactions could negatively affect our reputation, business, financial position, results of operations and cash flows.

Our business strategy includes the pursuit of opportunistic strategic transactions, which could involve acquisitions or dispositions of businesses or assets. For example, in 2024, we acquired 2-10 HBW to access a business opportunity in the new home builder warranty space, complement our existing business and provide cross-selling opportunities for home warranties and our non-warranty services. Any future strategic transaction could involve integration or implementation challenges, business disruption or other risks, or change our business profile significantly. Any inability on our part to consolidate and manage growth from acquired businesses or successfully implement other strategic transactions could have an adverse impact on our reputation, business, financial position, results of operations and cash flows. Any acquisition that we make may not provide us with the benefits that were anticipated when entering into such acquisition. The process of integrating an acquired business may create unforeseen difficulties and expenses, including: the diversion of resources needed to integrate new businesses, technologies, products, personnel or systems; the inability to retain employees, customers and suppliers; the assumption of actual or contingent liabilities; failure to effectively and timely adopt and adhere to internal control processes and other policies; write-offs or impairment charges relating to goodwill and other intangible assets; unanticipated liabilities; distraction of senior management from other strategic priorities; and potential expense associated with litigation with sellers of such businesses. Any future disposition transactions could also impact our business and may subject us to various risks, including failure to obtain appropriate value for the disposed businesses and post-closing claims.

We may be required to recognize impairment charges on goodwill and intangible assets due to reasons including, among other things, adverse changes in the business climate, expected operating changes, and adverse actions or assessments by regulators.

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

Success in our new home builder warranty business depends on our ability to underwrite risks accurately and to charge adequate prices to builder members, as well as our ability to effectively reinsure a large portion of those risks.

Our business, financial position, results of operations and cash flows depend on our ability to underwrite and appropriately price the risks of providing new home builder warranties. The role of the pricing function is to ensure that rates are adequate to generate sufficient revenue to pay losses and underwriting expenses and to earn a profit.

We rely on historical loss data for our business, our builder members and the geographies in which they operate, as well as the experience of our underwriting team and engineering experts, to project future warranty claims and expenses, allocate risks to our reinsurers and set the price for new home builder warranties and other services that we provide to our builder members. As a result, our ability to price accurately is subject to a number of risks and uncertainties, including, without limitation: the availability of sufficient reliable data; uncertainties inherent in estimates and assumptions, generally; our ability to conduct a complete and accurate analysis of available data; our ability to timely predict both the severity and frequency of losses with reasonable accuracy; our ability to predict changes in certain operating expenses with reasonable certainty; our ability to retain builder members for multi-year periods and to predict builder member retention accurately; our ability to attract a sufficient number of builder members to allocate risks and price accurately in the event of homebuilder industry consolidation; unanticipated court decisions, legislation or regulatory action; ongoing changes in our claim settlement practices; and unanticipated increases in the cost of reinsurance or an unwillingness of our reinsurers to continue to provide reinsurance coverage to us at the levels for which we have planned.

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

We depend on the availability of reinsurance to manage a substantial portion of our potential loss exposure for our new home builder warranty business.

If reinsurance is unavailable to us at current levels and prices, our ability to write new business may be limited. Market conditions impact the availability and cost of the reinsurance we purchase. Reinsurance may not remain continuously available to us to the same extent and on the same terms and rates as were historically available or is currently available. Our ability to economically justify reinsurance to reduce our risk may depend on our ability to adjust new home builder warranty pricing to fully or partially recover cost. If we cannot maintain our current level of reinsurance or purchase new reinsurance protection in amounts we consider sufficient at acceptable prices, we would have to either accept an increase in our exposure, reduce our insurance exposure or seek other alternatives.

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

Evolving governance rules, regulations and stakeholder expectations have resulted in, and may continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. Developing and acting on initiatives within the scope of corporate governance, and collecting, measuring and reporting related information and metrics can be costly, difficult and time consuming and are subject to evolving reporting standards, including, the new California climate disclosure rules, and similar proposals by other federal and state regulatory bodies. If our corporate governance, environmental or other related data, processes or reporting are incomplete, inaccurate or criticized, our reputation, business, financial performance and growth could be adversely affected.

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

We derive substantially all of our revenue from customers in the United States; however, certain aspects of our customer service operations and other services are conducted outside the United States by business process outsource providers in Colombia, Ghana, Guyana, Mexico, the Philippines and Trinidad and Tobago, and we have a technology collaboration center in India. Accordingly, developments in those parts of the world generally have a more significant effect on our operations than developments in other places. Our operations outside the United States are also subject to special risks, including: fluctuations in currency values and foreign-currency exchange rates, which may affect our net income and the carrying amount of our assets outside the United States; exchange control regulations; changes in local political or economic conditions; other potentially detrimental domestic and foreign governmental practice or policies affecting U.S. companies operating abroad; difficulties in staffing and managing international political instability, operations; and operational and compliance challenges resulting from distance, language and cultural differences. Acts of God, war, terror acts and pandemics or other public health crises, such as the COVID-19 pandemic, may impair our ability to operate or the ability of our business process outsource providers to operate, in particular countries or regions.

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

•
our inability to retain the service of key personnel of 2-10 HBW;
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

Risks Related to Our Common Stock

We do not currently pay any cash dividends on our common stock and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We currently intend to use our future earnings to develop our business and for working capital needs and general corporate purposes, to fund our growth, to repay debt, and to repurchase shares of our common stock. As a result, we did not declare or pay cash dividends on our common stock in 2025, and we do not currently pay any cash dividends. All decisions regarding the payment of dividends will be made by our board of directors from time to time in accordance with applicable law. There can be no assurance that we will have sufficient surplus under Delaware law to be able to pay any dividends at any time in the future. An insufficient surplus may result from extraordinary cash expenses, actual expenses exceeding contemplated costs, funding of capital expenditures or increases in reserves. If we do not pay dividends, the price of the shares of our common stock must appreciate for you to receive a gain on your investment. This appreciation may not occur. Further, you may have to sell some or all of your shares of our common stock to generate cash flow from your investment.

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

As of December 31, 2025, we had $1,173 million of total consolidated long-term indebtedness, including the current portion of long-term debt, outstanding, which is all outstanding under our Term Loan Facilities. These amounts include the incremental borrowings used to finance a portion of the 2-10 HBW Acquisition.

As of December 31, 2025, there were $2 million of letters of credit outstanding under our $250 million Revolving Credit Facility, and the available borrowing capacity under the Revolving Credit Facility was $248 million. In addition, we are able to incur additional indebtedness in the future, subject to the limitations contained in the agreements governing our indebtedness. Our significant indebtedness could have important consequences to you. Because of our significant indebtedness:

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

A significant portion of our outstanding indebtedness, including indebtedness incurred under the Credit Facilities, bears interest at variable rates. As a result, increases in interest rates would increase the cost of servicing our indebtedness and could materially reduce our profitability and cash flows. As of December 31, 2025, each one percentage point change in interest rates would result in an approximate $6 million change in the annual interest expense on our Term Loan Facilities after considering the impact of the interest rate swap. The impact of increases in interest rates could be more significant for us than it would be for some other companies given that our indebtedness obligations are at variable interest rates. As of December 31, 2025, our variable rate indebtedness used the SOFR as a benchmark for establishing the interest rate.

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

There are regulatory restrictions on the ability of certain of our subsidiaries to transfer funds to us. The payments of ordinary and extraordinary dividends by certain of our subsidiaries (through which we conduct our business) are subject to significant regulatory restrictions under the laws and regulations of the states in which they operate. Among other things, such laws and regulations require certain subsidiaries to maintain minimum capital and net worth requirements and may limit the amount of ordinary and extraordinary dividends and other payments that these subsidiaries can pay to us. As of December 31, 2025, the total net assets subject to these regulatory restrictions was $151 million. We expect that such limitations will be in effect for the foreseeable future. None of our subsidiaries are obligated to make funds available to us through the payment of dividends. If we cannot receive sufficient distributions from our subsidiaries, we may not be able to meet our obligations to fund general corporate expenses or service our debt obligations.

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

We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt and by utilizing an interest rate swap. On October 24, 2018, we entered into an interest rate swap contract effective October 31, 2018 that expired on August 16, 2025 (the “2018 swap”). The notional amount of the agreement was $350 million. On December 19, 2024, in connection with the Amended Credit Facility, we entered into an additional interest rate swap contract, with an initial notional amount of $299 million with additional step up and step down provisions embedded in the contract. The notional amount stepped up in August 2025 by $350 million upon the expiration of the 2018 swap. The notional amount steps down over the term of the agreement on a basis that correlates with the scheduled principal payments on the Amended Term Loan Facilities. We entered into these interest rate swap contracts in the normal course of business to manage interest rate risks, with a policy of matching positions. The effect of derivative financial instrument transactions under the agreements could have a material impact on our financial statements. There can be no guarantee that our hedging strategy will be effective, and we may experience credit-related losses in some circumstances.

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

Risk Management Personnel. Among management, our Chief Information Security Officer (“CISO”), together with our Chief Technology Officer (“CTO”), is responsible for leading efforts to assess and manage cybersecurity risks. Our CISO has over 20 years of experience assessing and managing cybersecurity risk, including leading information security teams at complex web-based businesses, and has a Master’s degree in Computer Information Systems and multiple professional and cybersecurity certifications, including CISM, CDPSE, CIPM, CIPT, and PMP. Our CTO oversees, among other things, our company’s technology strategy and architecture and the integration and delivery of technology into our operations and service offerings. Our CTO brings experience in digital transformation, cybersecurity and product development. Prior to joining the Company, our CTO served on our board of directors and worked at a logistics company providing e-commerce delivery services. Our CTO has a Bachelor’s degree from the Indian National Defence Academy, and an MBA, MS and a PHD in aerospace engineering from the Georgia Institute of Technology.

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

ITEM 2. PROPERTIES

Our corporate headquarters is located in Memphis, Tennessee, in a leased facility. We also lease a collaboration center located in Scottsdale, Arizona, and a small footprint in an administrative center in Pune, India. As part of the 2-10 HBW Acquisition, we acquired 2-10 HBW's corporate office in Aurora, Colorado. On September 4, 2025, we listed 2-10 HBW's corporate office in Aurora, Colorado for sale. We believe these facilities are suitable and adequate to support the needs of our business. We also continue to lease certain office space in Memphis, Tennessee, which previously served as our corporate headquarters, and this office space is now subleased.

ITEM 3. LEGAL PROCEEDINGS

The information required with respect to this Item 3 can be found under Note 9 to the audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the NASDAQ under the symbol ‘‘FTDR.’’ As of February 20, 2026, there were approximately 8 registered holders of our common stock.

Dividends

We did not declare or pay cash dividends on our common stock in 2025. We have strong recurring cash flows, which give us flexibility in how we allocate capital, and we regularly review the appropriate use of our capital and our future earnings to develop our business and for working capital needs and general corporate purposes, to fund our growth, to repay debt and to repurchase shares of our common stock. Declaration or payment of dividends, if any, in the future will be at the discretion of our board of directors from time to time in accordance with applicable law and will depend on our then current financial condition, results of operations, capital requirements and other factors deemed relevant by the board of directors.

Issuer Purchases of Equity Securities

On July 26, 2024, our Board of Directors approved a new share repurchase authorization of up to $650 million of outstanding shares of our common stock over the three-year period from September 4, 2024 through September 4, 2027. As of December 31, 2025, we had $329 million remaining available for future repurchases under this program. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liquidity” in Part II, Item 7 of this report for more information.

Period	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs (in millions)
Oct. 1, 2025 through Oct. 31, 2025	322,261	66.76	322,261	394
Nov. 1, 2025 through Nov. 30, 2025	973,138	51.38	973,138	344
Dec. 1, 2025 through Dec. 31, 2025	270,337	55.49	270,337	329
Total	1,565,736	$55.26	1,565,736	$329

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

For a discussion of our results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of our 2024 Annual Report on Form 10-K filed with the SEC on February 27, 2025, which specific discussion is incorporated herein by reference.

Overview

Frontdoor is the leading provider of home warranties and new home builder warranties in the United States, as measured by revenue, and operates primarily under the American Home Shield, HSA, OneGuard, Landmark and 2-10 HBW brands. Our customizable home warranties help customers protect and maintain their homes, typically their most valuable asset, from costly and unplanned breakdowns of essential home systems and appliances. Our home warranty customers usually subscribe to an annual service plan agreement that covers the repair or replacement for breakdowns that generally occur as a result of normal wear and tear of major components of up to 29 home systems and appliances, including electrical, plumbing, HVAC systems, water heaters, refrigerators, dishwashers and ranges/ovens/cooktops, as well as optional coverages for pools, spas and pumps. We also offer non-warranty home services, including our New HVAC upgrade and installation of Moen water shut-off devices, and select home maintenance offerings. Non-warranty services are marketed to our existing warranty customer base, enabling incremental revenue opportunities beyond traditional warranty coverage. As of December 31, 2025, we had approximately 2.1 million active home warranties across all brands in the United States. We also offer new home builder warranty solutions, which deliver value to both builders and homeowners through a suite of builder warranty products and support services. We offer flexible builder-backed and insurance-backed warranty options covering workmanship, home distribution systems, and structural components. Additional add-on programs provide service request management for warranties and claims administration for structural warranties.

On December 19, 2024, we completed the acquisition of all of the issued and outstanding common stock of 2-10 HBW pursuant to a purchase agreement dated June 3, 2024 for aggregate cash consideration of $585 million, subject to certain customary adjustments including the amount of cash acquired, debt, seller transaction expenses, working capital and regulatory capital in the business of 2-10 HBW. Following the settlement of all contractual adjustments, the aggregate cash consideration paid was $580 million. See Note 7 to the audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further information on this acquisition. As a part of the 2-10 HBW Acquisition, we entered into an amendment to our Credit Agreement, which became effective on December 19, 2024. See "Liquidity and Capital Resources” and Note 12 to the audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further information on our liquidity and the debt refinancing transactions.

For the year ended December 31, 2025, we generated revenue, net income and Adjusted EBITDA of $2,093 million, $255 million and $553 million, respectively. For the year ended December 31, 2024, we generated revenue, net income and Adjusted EBITDA of $1,843 million, $235 million and $443 million, respectively. For a reconciliation of net income to Adjusted EBITDA for these periods, see “—Results of Operations—Adjusted EBITDA.”

For the year ended December 31, 2025, our total operating revenue included 76 percent of revenue derived from existing customer renewals, while seven percent and eight percent were derived from new home warranty sales made in conjunction with existing home real estate transactions and direct-to-consumer sales, respectively, and nine percent was derived from other revenue channels. For the year ended December 31, 2024, our total operating revenue included 78 percent of revenue derived from existing customer renewals, while seven percent and nine percent were derived from new home warranty sales made in conjunction with existing home real estate transactions and direct-to-consumer sales, respectively, and six percent was derived from other revenue channels.

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

During 2025, as compared to 2024, our financial condition and results of operations continued to be adversely impacted by the following:

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

Seasonality

Our business is subject to seasonal fluctuations, which drive variations in our revenue, net income and Adjusted EBITDA for interim periods. Seasonal fluctuations are primarily driven by a higher number of HVAC work orders with respect to our home warranty business in the summer months. In 2025, approximately 20 percent, 29 percent, 30 percent and 21 percent of our revenue, approximately 14 percent, 44 percent, 41 percent and 1 percent of our net income, and approximately 18 percent, 36 percent, 35 percent and 11 percent of our Adjusted EBITDA was recognized in the first, second, third and fourth quarters, respectively.

Effect of Weather Conditions

The demand for our services, particularly our home warranty business, and our results of operations, are affected by weather conditions. Extreme temperatures, typically in the winter and summer months, can lead to an increase in home warranty service requests related to home systems, particularly HVAC systems, resulting in higher costs and lower profitability, while mild temperatures in the winter or summer months can lead to lower home systems claim frequency, resulting in lower costs and higher profitability. For example, favorable weather trends in 2025 as compared to 2024 resulted in a lower number of home warranty service requests per customer in the HVAC trade, which favorably impacted contract claims costs.

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

Our new home builder warranty business faces competition from other providers of new home builder warranties and builders that self-insure.

Acquisition Activity

We anticipate that the highly fragmented nature of the home services industry will continue to create strategic opportunities for acquisitions. Historically, we have used acquisitions to grow our customer base in high-growth geographies, and we intend to continue to do so. Most recently, we acquired 2-10 HBW, which provides us opportunities for a new sales channel and a more diversified business portfolio as well as more home warranty customers and increased revenue. We have also used acquisitions to enhance our technological capabilities and geographic presence. We may also explore opportunities to make strategic acquisitions that will expand our service offering in the broader home services industry, such as new home builder warranties acquired as part of 2-10 HBW. See “2-10 HBW Acquisition” for additional information related to the acquisition.

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
•
Adjusted EBITDA margin,
•
Net cash provided from operating activities,
•
Free Cash Flow,

•
Number of home warranties, and
•
Customer retention rate.

Revenue. The majority of our revenue is generated from home warranty contracts entered into with our customers. Home warranty contracts are typically one year in duration. We recognize revenue at the agreed upon contractual amount over time using the input method in proportion to the costs expected to be incurred in performing services under the contracts. Our revenue is primarily a function of the volume and pricing of the services provided to our customers, as well as the mix of services provided. Our revenue volume is impacted by home warranty sales, customer retention and acquisitions. We also generate revenue through our non-warranty and other revenue channel, which primarily includes revenue from non-warranty home services, including the New HVAC upgrade and Moen programs, home maintenance services and new home builder warranties. We derive substantially all of our revenue from customers in the United States.

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

Net Income and Earnings Per Share. Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period, increased to include the number of shares of common stock that would have been outstanding had potentially dilutive shares of common stock been issued. The dilutive effect, if any, of non-qualified stock options, performance options, restricted stock units ("RSUs"), performance shares and restricted stock awards ("RSAs") are reflected in diluted earnings per share by applying the treasury stock method.

Adjusted EBITDA and Adjusted EBITDA Margin. We evaluate our operating and financial performance primarily based on Adjusted EBITDA, which is a financial measure not calculated in accordance with U.S. GAAP. We define Adjusted EBITDA as net income before: depreciation and amortization expense; goodwill and intangibles impairment; restructuring charges; acquisition and integration costs; provision for income taxes; non-cash stock-based compensation expense; interest expense; loss on extinguishment of debt; and other non-operating expenses. We define “Adjusted EBITDA margin” as Adjusted EBITDA divided by revenue. We believe Adjusted EBITDA and Adjusted EBITDA margin are useful for investors, analysts and other interested parties as they facilitate company-to-company operating performance comparisons by excluding potential differences caused by variations in capital structures, taxation, the age and book depreciation of facilities and equipment, restructuring and acquisition initiatives and equity-based, long-term incentive plans.

Net Cash Provided from Operating Activities and Free Cash Flow. We focus on measures designed to monitor cash flow, including net cash provided from operating activities and Free Cash Flow. Free Cash Flow is a financial measure that is not calculated in accordance with U.S. GAAP and represents net cash provided from operating activities less property additions.

Number of Home Warranties and Customer Retention Rate. We report on our number of home warranties and customer retention rate as measurements of our operating performance. Customer retention rate is presented on a rolling 12-month basis in order to avoid seasonal anomalies. The number of home warranties is representative of our recurring home warranty customer base and is measured as the number of customers with active contracts as of the respective period-end date. Our customer retention rate is calculated as the ratio of the number of home warranties to the sum of the number of beginning home warranties and the number of new home warranties and acquired accounts during the respective period.

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

See Note 7 to the audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for the allocation of the purchase price to the fair value of the assets acquired and liabilities assumed.

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

As of December 31, 2025, we do not believe there are any circumstances that would indicate any potential impairment of our goodwill or indefinite-lived intangible assets. We will continue to monitor the macroeconomic impacts on our business in our ongoing evaluation of potential impairments.

Results of Operations

	Year Ended December 31,		Increase (Decrease)	% of Revenue
(In millions)	2025	2024	2025 vs 2024	2025	2024
Revenue	$2,093	$1,843	14%	100%	100%
Cost of services rendered	936	852	10	45	46
Gross Profit	1,157	991	17	55	54
Selling and administrative expenses	669	612	9	32	33
Depreciation and amortization expense	89	39	128	4	2
Restructuring charges	4	8	(54)	—	—
Interest expense	79	40	97	4	2
Interest and net investment income	(22)	(20)	11	(1)	(1)
Loss on extinguishment of debt	—	3	—	—	—
Income before Income Taxes	338	309	9	16	17
Provision for income taxes	84	74	12	4	4
Net Income	$255	$235	9%	12%	13%

Revenue

We reported revenue of $2,093 million and $1,843 million for the years ended December 31, 2025 and 2024, respectively. The following table provides a summary of our revenue by major customer acquisition channel for our home warranties and other revenue:

	Year Ended December 31,		Increase (Decrease)
(In millions)	2025(2)	2024	2025 vs 2024
Renewals	$1,587	$1,437	$150	10%
Real estate(1)	141	125	17	13
Direct-to-consumer(1)	172	166	6	4
Non-warranty and other	193	116	77	66
Total	$2,093	$1,843	$250	14%

(1)
First-year revenue only.
(2)
For the years ended December 31, 2025 and 2024, includes approximately $188 million and $6 million, respectively, as a result of the 2-10 HBW Acquisition on December 19, 2024.

Revenue increased 14 percent for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase in renewal revenue reflects the impact of the 2-10 HBW Acquisition and improved price realization resulting from our prior pricing actions, offset, in part, by a decline in the number of renewed home warranties. The increase in real estate revenue primarily reflects the impact of the 2-10 HBW Acquisition. The increase in direct-to-consumer revenue reflects the impact of the 2-10 HBW Acquisition and an increase in the number of direct-to-consumer home warranties, offset, in part, by lower price realization resulting from our promotional strategies to drive incremental sales. The increase in non-warranty and other revenue was primarily driven by the growth in non-warranty home services and impact of new home builder warranties from the 2-10 HBW Acquisition.

The following table provides a summary of the number of home warranties, (reduction) growth in number of home warranties and customer retention rate:

	As of December 31,
(In millions)	2025	2024(1)
Number of home warranties	2.11	2.12
(Reduction) growth in number of home warranties	—%	6%
Customer retention rate	79.2%	79.9%

(1)
As of December 31, 2024, excluding the 2-10 HBW home warranties acquired on December 19, 2024, the number of home warranties was 1.94 million, the reduction in home warranties was three percent and the customer retention rate was 78.5 percent.

The decline in the number of home warranties as of December 31, 2025 was primarily driven by the challenging real estate market.

Cost of Services Rendered

We reported cost of services rendered of $936 million and $852 million for the years ended December 31, 2025 and 2024, respectively. The following table provides a summary of the changes in cost of services rendered:

(In millions)
Year Ended December 31, 2024	$852
Impact of change in revenue	86
Other	(1)
Year Ended December 31, 2025	$936

The increase in cost of services rendered is due to the impact of change in revenue, primarily driven by the 2-10 HBW Acquisition and the increase in non-warranty revenue. Contract claims costs were relatively flat, reflecting continued process improvement initiatives, a lower number of service requests per customer, a favorable weather impact of $7 million and higher trade service fees, offset, in part, by inflationary cost pressures. Additionally, contract claims costs reflects a $7 million favorable adjustment in 2025 related to the development of prior period claims, compared to a $5 million favorable adjustment in 2024.

Selling and Administrative Expenses

We reported selling and administrative expenses of $669 million and $612 million for the years ended December 31, 2025 and 2024, respectively. The following table provides a summary of the components of selling and administrative expenses:

	Year Ended December 31,
(In millions)	2025	2024
Sales and marketing costs	$315	$307
Customer service costs	117	104
General and administrative costs	236	201
Total	$669	$612

The following table provides a summary of the changes in selling and administrative expenses:

(In millions)
Year Ended December 31, 2024	$612
Sales and marketing costs	9
Customer service costs	13
Stock-based compensation expense	7
Acquisition and integration costs	(8)
Other general and administrative costs	37
Year Ended December 31, 2025	$669

Sales and marketing costs increased due to the 2-10 HBW Acquisition. Customer service costs increased primarily due to the 2-10 HBW acquisition and growth in non-warranty home services. Acquisition and integration costs are driven by the 2-10 HBW Acquisition and represent direct third-party costs, including legal, accounting and financial advisory fees, as well as post-acquisition systems integration costs. Other general and administrative costs increased primarily due to increased personnel and technology costs including costs from the 2-10 HBW acquisition and professional fees.

Depreciation and Amortization Expense

Depreciation expense was $36 million and $35 million for the years ended December 31, 2025 and 2024, Amortization expense was $53 million and $4 million for the years ended December 31, 2025 and 2024, respectively, with the increase primarily driven by the amortization of intangible assets acquired as part of the 2-10 HBW Acquisition.

Restructuring Charges

Restructuring charges were $4 million and $8 million for the years ended December 31, 2025 and 2024, respectively. In 2025, restructuring charges primarily included $3 million of severance costs. In 2024, restructuring charges included $7 million of severance costs and $1 million of expenses related to the exit of certain operating leases.

Interest Expense

Interest expense was $79 million and $40 million for the years ended December 31, 2025 and 2024, respectively. The increase was driven by the higher debt balance as compared to prior year as a result of financing the 2-10 HBW Acquisition.

Interest and Net Investment Income

Interest and net investment income was $22 million and $20 million for the years ended December 31, 2025 and 2024, respectively. The increase was primarily driven by higher cash and cash equivalents balances.

Loss on Extinguishment of Debt

During the year ended December 31, 2024, we recorded a loss on extinguishment of debt of $3 million, which included the write-off of unamortized debt issuance costs and original issue discount. See "Liquidity and Capital Resources—2024 Debt Refinancing” and Note 12 to the audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further information on the debt refinancing transactions. There was no loss on extinguishment of debt recorded in the year ended December 31, 2025.

Provision for Income Taxes

The effective tax rate on income was 24.7 percent and 24.1 percent for the years ended December 31, 2025 and 2024, respectively. The increase in the effective tax rate was primarily due to state and local income taxes.

Net Income

Net income was $255 million and $235 million for the years ended December 31, 2025 and 2024, respectively, with the increase primarily driven by the operating results discussed throughout “Results of Operations” above.

Adjusted EBITDA

Adjusted EBITDA was $553 million and $443 million for the years ended December 31, 2025 and 2024, respectively.

Summary of Changes in Net Income and Adjusted EBITDA

The following table provides a summary of the changes in net income and Adjusted EBITDA:

(In millions)	Net Income	Adjusted EBITDA
Year Ended December 31, 2024	$235	$443
Impact of change in revenue	164	164
Sales and marketing costs	(9)	(9)
Customer service costs	(13)	(13)
Stock-based compensation expense	(7)	—
Acquisition and integration costs	8	—
Other general and administrative costs	(37)	(37)
Depreciation and amortization expense	(50)	—
Restructuring charges	4	—
Interest expense	(39)	—
Interest and net investment income	2	3
Provision for income taxes	(9)	—
Loss on extinguishment of debt	3	—
Other	1	1
Year Ended December 31, 2025	$255	$553

The impact of change in revenue was primarily driven by improved price realization and the impact of the 2-10 HBW Acquisition, offset, in part, by the challenging real estate macro environment and a decline in the number of renewed home warranties.

Reconciliation of Net Income to Adjusted EBITDA

A reconciliation of net income to Adjusted EBITDA is as follows:

	Year Ended December 31,
(In millions)	2025	2024
Net Income	$255	$235
Depreciation and amortization expense	89	39
Restructuring charges(1)	4	8
Acquisition and integration costs(1)	8	17
Provision for income taxes	84	74
Non-cash stock-based compensation expense(2)	34	26
Interest expense	79	40
Loss on extinguishment of debt(1)	—	3
Other non-operating expenses(1)	1	—
Adjusted EBITDA	$553	$443

(1)
We exclude restructuring charges, acquisition and integration costs, loss on extinguishment of debt, and other non-operating expenses from Adjusted EBITDA because we believe they do not reflect our ongoing operations and because we believe doing so is useful to investors in aiding period-to-period comparability.
(2)
We exclude non-cash stock-based compensation expense from Adjusted EBITDA because it is a non-cash expense and because it is not used by management to assess ongoing operational performance. We believe excluding this expense from Adjusted EBITDA is useful to investors in aiding period-to-period comparability.

Liquidity and Capital Resources

Liquidity

Frontdoor is a holding company that derives its operating cash flow from its operating subsidiaries. Our principal sources of liquidity include cash flows generated from operating activities of our subsidiaries and borrowing availability under our Revolving Credit Facility. We have accessed the debt capital markets both opportunistically and as necessary to support the growth of our business, desired leverage levels, and other capital allocation priorities. We believe we have ample liquidity in the Revolving Credit Facility and are generating substantial Free Cash Flow, which together support both organic operations and other capital allocation priorities as they arise. We believe that our liquidity sources are sufficient to satisfy our anticipated operating and debt service requirements over the next twelve months and thereafter for the foreseeable future.

A substantial portion of our liquidity needs are due to debt service requirements on our indebtedness. The Credit Agreement contains covenants that limit or restrict our ability, including the ability of certain of our subsidiaries, to incur additional indebtedness, repurchase debt, incur liens, sell assets, make certain payments (including dividends) and enter into transactions with affiliates. As of December 31, 2025, we were in compliance with the covenants under the Credit Agreement. We do not believe current macroeconomic conditions will affect our ongoing ability to meet our debt covenants.

Cash and cash equivalents and short- and long-term marketable securities totaled $566 million and $474 million as of December 31, 2025 and 2024, respectively. Our cash and cash equivalents and short- and long-term marketable securities include balances associated with regulatory requirements in our business. As of December 31, 2025 and 2024, the total net assets subject to these third-party restrictions were $151 million and $184 million, respectively. As of December 31, 2025, there was $2 million of letters of credit outstanding under our $250 million Revolving Credit Facility, and the available borrowing capacity under the Revolving Credit Facility was $248 million. The letters of credit are posted in lieu of cash to satisfy regulatory requirements in certain states in which we operate. We currently believe that cash generated from operations, our cash on hand and available borrowing capacity under the Revolving Credit Facility as of December 31, 2025 will provide us with sufficient liquidity to meet our obligations in the short- and long-term.

We closely monitor the performance of our investment portfolio, primarily cash deposits. We regularly review the statutory reserve requirements to which our regulated entities are subject and any changes to such requirements. These reviews may result in identifying current reserve levels above or below minimum statutory reserve requirements, in which case we may adjust our reserves. The reviews may also identify opportunities to satisfy certain regulatory reserve requirements through alternate financial vehicles, such as installing guarantee agreements without subsidiaries in place of statutory reserves. See Note 9 to the audited consolidated financials statements included in Item 8 of this Annual Report on Form 10-K for additional information related to these guarantee agreements.

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

In connection with the second amendment to the Credit Agreement, we repaid all of the then current outstanding principal amounts of the Prior Term Loan Facilities, consisting of $218 million related to the Prior Term Loan A and $368 million related to the Prior Term Loan B, and recorded a loss on extinguishment of debt of $3 million, which included the write-off of unamortized debt issuance costs and original issue discount. Additionally, on December 19, 2024, we amended and restated our $250 million Revolving Credit Facility.

See Note 12 to the audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for additional information related to our indebtedness.

2-10 HBW Acquisition

On December 19, 2024, we completed the acquisition of all of the issued and outstanding common stock of 2-10 HBW pursuant to a purchase agreement dated June 3, 2024 for aggregate cash consideration of $585 million, subject to certain customary adjustments including the amount of cash acquired, debt, seller transaction expenses, working capital and regulatory capital in the business of 2-10 HBW. Following the settlement of all contractual adjustments, the aggregate cash consideration paid was $580 million. 2-10 HBW is a leading provider of new home builder warranties that provide home builders insurance-backed coverage and/or administrative services for workmanship, systems and/or structural failures. 2-10 HBW is also a provider of home warranties. See Note 7 to the audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further information on this acquisition.

Share Repurchase Program

On July 26, 2024, our Board of Directors approved a new share repurchase authorization of up to $650 million of our common stock over the three-year period from September 4, 2024 through September 4, 2027. Purchases under this new $650 million repurchase program may be made from time to time by the company in the open market at prevailing market prices (including through a Rule 10b5-1 Plan), in privately negotiated transactions, or through any combination of these methods, through September 4, 2027. The actual timing, number, manner and value of any shares repurchased will depend on several factors, including the market price of the company’s stock, general market and economic conditions, the company’s liquidity requirements, applicable legal requirements and other business considerations. The repurchase program does not obligate us to acquire any number of shares in any specific period or at all and may be suspended or discontinued at any time at our discretion. We repurchased a total of 5,402,120 outstanding shares for the year ended December 31, 2025 at an aggregate cost of $280 million, which is included in treasury stock on the audited consolidated statements of financial position included in Item 8 of this Annual Report on Form 10-K. As of December 31, 2025, we had $329 million remaining available for future repurchases under this program. We expect to fund future share repurchases from net cash provided from operating activities.

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

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the audited consolidated statements of cash flows included in Item 8 of this Annual Report on Form 10-K, are summarized in the following table:

	Year Ended December 31,
(In millions)	2025	2024
Net cash provided from (used for):
Operating activities	$416	$270
Investing activities	31	(622)
Financing activities	(302)	447
Cash increase during the period	$145	$96

Operating Activities

Net cash provided from operating activities was $416 million for the year ended December 31, 2025, compared to $270 million for the year ended December 31, 2024.

Net cash provided from operating activities in 2025 comprised $386 million in earnings adjusted for non-cash charges and $30 million in cash used for working capital. Cash provided from working capital was primarily driven by the timing of trade payables and accrued income taxes.

Net cash provided from operating activities in 2024 comprised $304 million in earnings adjusted for non-cash charges, offset by $34 million in cash used for working capital. Cash used for working capital was primarily driven by seasonality, payments of accrued bonuses and a decline in the number of first-year real estate home warranties, which are typically paid for upfront at the time of closing on the home sale.

Investing Activities

Net cash used for investing activities was $31 million and $622 million for the years ended December 31, 2025 and 2024, respectively.

Capital expenditures were $26 million and $39 million in 2025 and 2024, respectively, and included recurring capital needs and technology projects. We have no additional material capital commitments at this time.

We received $3 million and paid $583 million, net of cash acquired, for the years ended December 31, 2025 and 2024, respectively, for the 2-10 HBW Acquisition in 2024. See Note 7 to the audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further information on this acquisition.

During the year ended December 31, 2025, we received $60 million from sales and maturities of available-for-sale securities.

Financing Activities

Net cash used for financing activities was $302 million and $447 million for the years ended December 31, 2025 and 2024, respectively.

During the year ended December 31, 2025, we made other scheduled principal payments of debt of $29 million and purchased outstanding shares of our common stock at an aggregate cost of $283 million. Repurchases of common stock included associated commissions and taxes of $2 million.

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

Free Cash Flow

The following table reconciles net cash provided from operating activities, which is the most directly comparable U.S. GAAP measure, to Free Cash Flow using data derived from the audited consolidated statements of cash flows included in Item 8 of this Annual Report on Form 10-K.

	Year Ended December 31,
(In millions)	2025	2024
Net cash provided from operating activities	$416	$270
Property additions	(26)	(39)
Free Cash Flow	$390	$231

Contractual Obligations

The following table presents our contractual obligations and commitments as of year ended December 31, 2025:

(In millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Principal repayments(1)	$1,189	$29	$58	$350	$752
Estimated interest payments(2)	370	72	139	113	46
Non-cancelable operating leases(1)(3)	26	4	7	5	10
Purchase obligations	82	29	37	16	—
Home warranty claims(1)	69	69	—	—	—
Total	$1,736	$203	$241	$484	$808

(1)
These items are included in the audited consolidated statements of financial position included in Item 8 of this Annual Report on Form 10-K.
(2)
These amounts represent future interest payments related to existing debt obligations based on interest rates and principal maturities specified in the Credit Agreement. Payments related to the Term Loan Facilities are based on applicable variable and fixed interest rates as of December 31, 2025 plus the specified margin in the Credit Agreement for each period presented. As of December 31, 2025, the estimated debt balance as of each year ending from 2026 through 2030 is $1,160 million, $1,131 million, $1,102 million, $760 million and $752 million, respectively, and the weighted-average interest rate on the estimated debt balances is 6.2 percent as of each year ending from 2026 through 2030. See Note 12 to the audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for the terms and maturities of existing debt obligations.
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

Interest Rate Risk

We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt and by utilizing an interest rate swap. We entered into an interest rate swap contract in the normal course of business to manage interest rate risks, with a policy of matching positions. The effect of derivative financial instrument transactions under the agreement could have a material impact on our financial statements. We do not hold or issue derivative financial instruments for trading or speculative purposes. See Note 12 to the audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further information on our use of interest rate swaps.

A significant portion of our outstanding debt, including indebtedness under the Amended Credit Facilities, bears interest at variable rates. As a result, increases in interest rates would increase the cost of servicing our indebtedness and could materially reduce our profitability and cash flows. As of December 31, 2025, each one percentage point change in interest rates would result in an approximate $6 million change in the annual interest expense on our Term Loan Facilities after considering the impact of the interest rate swap.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Frontdoor, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial position of Frontdoor, Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive income, changes in (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

We identified the accrual for home warranty claims as a critical audit matter because estimating the cost to complete home warranty claims involves significant estimation by management due to the subjectivity involved in determining loss development factors for outstanding claims, including the impact of underlying business changes and market trends on the ultimate costs. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our actuarial specialists, when performing audit procedures to evaluate the reasonableness of the accrual for home warranty claims as of December 31, 2025.

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
•
We compared management’s prior period assumptions of expected development to actual development during the current year and subsequent period to identify potential bias in the determination of the home warranty claims accrual.
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
February 26, 2026

We have served as the Company's auditor since 2017.

Consolidated Statements of Operations and Comprehensive Income

(In millions, except per share data)

	Year Ended December 31,
	2025	2024	2023
Revenue	$2,093	$1,843	$1,780
Cost of services rendered	936	852	895
Gross Profit	1,157	991	885
Selling and administrative expenses	669	612	581
Depreciation and amortization expense	89	39	37
Restructuring charges	4	8	16
Interest expense	79	40	40
Interest and net investment income	(22)	(20)	(16)
Loss on extinguishment of debt	—	3	—
Income before Income Taxes	338	309	229
Provision for income taxes	84	74	57
Net Income	$255	$235	$171
Other Comprehensive Loss, Net of Income Taxes:
Unrealized loss on derivative instruments, net of income taxes	(12)	(6)	(3)
Total Other Comprehensive (Loss) Income, Net of Income Taxes	(12)	(6)	(3)
Comprehensive Income	$243	$229	$169
Earnings per Share:
Basic	$3.48	$3.05	$2.13
Diluted	$3.42	$3.01	$2.12
Weighted-average Common Shares Outstanding:
Basic	73.1	77.0	80.5
Diluted	74.5	78.0	80.9

See the accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Financial Position

(In millions, except share data)

	As of December 31,
	2025	2024
Assets:
Current Assets:
Cash and cash equivalents	$566	$421
Marketable securities	—	15
Receivables, less allowance of $4 and $4, respectively	10	10
Prepaid expenses and other current assets	44	42
Assets held for sale	4	—
Total Current Assets	624	488
Other Assets:
Property and equipment, net	57	73
Goodwill	959	967
Intangible assets, net	398	448
Operating lease right-of-use assets	7	8
Long-term marketable securities	—	38
Deferred reinsurance	66	65
Deferred customer acquisition costs	14	11
Other assets	17	11
Total Assets	$2,142	$2,107
Liabilities and Shareholders' Equity:
Current Liabilities:
Accounts payable	$89	$71
Accrued liabilities:
Payroll and related expenses	47	44
Home warranty claims	69	74
Income taxes payable	26	—
Other	34	28
Deferred revenue	107	123
Current portion of long-term debt	29	29
Total Current Liabilities	402	369
Long-Term Debt	1,144	1,170
Other Long-Term Liabilities:
Deferred tax liabilities, net	53	49
Operating lease liabilities	18	20
Unearned insurance premium	236	233
Long-term deferred revenue	19	12
Other long-term liabilities	27	16
Total Other Long-Term Liabilities	354	329
Commitments and Contingencies (Note 9)
Shareholders' Equity:
Common stock, $0.01 par value; 2,000,000,000 shares authorized; 88,480,560 shares issued and 70,958,215 shares outstanding as of December 31, 2025 and 87,434,468 shares issued and 75,314,243 shares outstanding as of December 31, 2024	1	1
Additional paid-in capital	195	152
Retained earnings	785	530
Accumulated other comprehensive loss	(12)	—
Less treasury stock, at cost; 17,522,345 shares as of December 31, 2025 and 12,120,225 shares as of December 31, 2024	(727)	(444)
Total Shareholders' Equity	242	239
Total Liabilities and Shareholders' Equity	$2,142	$2,107

See the accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Changes in (Deficit) Equity

(In millions)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balances as of December 31, 2022	82	$1	$90	$124	$8	$(162)	$61
Net income	—	—	—	171	—	—	171
Stock-based compensation expense	—	—	26	—	—	—	26
Exercise of stock options	—	—	4	—	—	—	4
Taxes paid related to net share settlement of equity awards	—	—	(4)	—	—	—	(4)
Issuance of common stock related to ESPP	—	—	1	—	—	—	1
Repurchases of common stock	(4)	—	—	—	—	(121)	(121)
Other comprehensive income, net of tax	—	—	—	—	(3)	—	(3)
Balances as of December 31, 2023	78	$1	$117	$296	$6	$(283)	$136
Net income	—	—	—	235	—	—	235
Stock-based compensation expense	—	—	26	—	—	—	26
Exercise of stock options	—	—	14	—	—	—	14
Taxes paid related to net share settlement of equity awards	—	—	(6)	—	—	—	(6)
Issuance of common stock related to ESPP	—	—	1	—	—	—	1
Repurchases of common stock	(4)	—	—	—	—	(161)	(161)
Other comprehensive loss, net of tax	—	—	—	—	(6)	—	(6)
Balances as of December 31, 2024	75	$1	$152	$530	$—	$(444)	$239
Net income	—	—	—	255	—	—	255
Stock-based compensation expense	—	—	34	—	—	—	34
Exercise of stock options	—	—	18	—	—	—	18
Taxes paid related to net share settlement of equity awards	—	—	(9)	—	—	—	(9)
Issuance of common stock upon vesting of equity awards	1	—	—	—	—	—	—
Issuance of common stock related to ESPP	—	—	1	—	—	—	1
Repurchases of common stock	(5)	—	—	—	—	(283)	(283)
Other comprehensive loss, net of tax	—	—	—	—	(12)	—	(12)
Balances as of December 31, 2025	71	$1	$195	$785	$(12)	$(727)	$242

See the accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows

(In millions)

	Year Ended December 31,
	2025	2024	2023
Cash and Cash Equivalents at Beginning of Period	$421	$325	$292
Cash Flows from Operating Activities:
Net Income	255	235	171
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization expense	89	39	37
Deferred income tax provision (benefit)	9	—	(13)
Stock-based compensation expense	34	26	26
Loss on extinguishment of debt	—	3	—
Other	(1)	1	6
Changes in working capital:
Receivables	(1)	1	—
Deferred reinsurance	(2)	—	—
Deferred customer acquisition costs	(3)	1	—
Prepaid expenses and other current assets	(5)	(2)	(1)
Accounts payable	19	(7)	(4)
Deferred revenue	(8)	(9)	(19)
Accrued liabilities	(1)	(10)	2
Unearned insurance premium	5	(1)	—
Current income taxes	25	(8)	(1)
Net Cash Provided from Operating Activities	416	270	202
Cash Flows from Investing Activities:
Purchases of property and equipment	(26)	(39)	(32)
Business acquisitions, net of cash acquired	3	(583)	—
Purchases of available-for-sale securities	(6)	—	—
Sales and maturities of available-for-sale securities	60	—	—
Net Cash Provided from (Used for) Investing Activities	31	(622)	(32)
Cash Flows from Financing Activities:
Borrowings of debt, net of discount	—	1,216	—
Repayments of debt	(29)	(598)	(17)
Debt issuance costs paid	—	(18)	—
Repurchases of common stock	(283)	(161)	(121)
Other financing activities	9	9	1
Net Cash Provided from (Used for) Financing Activities	(302)	447	(137)
Cash Increase During the Period	145	96	34
Cash and Cash Equivalents at End of Period	$566	$421	$325

See the accompanying Notes to the Consolidated Financial Statements.

Frontdoor, Inc.

Notes to the Consolidated Financial Statements

Note 1. Description of Business

Frontdoor is the leading provider of home warranties and new home builder warranties in the United States, as measured by revenue, and operates primarily under the American Home Shield, HSA, OneGuard, Landmark and 2-10 HBW brands. Our customizable home warranties help customers protect and maintain their homes, typically their most valuable asset, from costly and unplanned breakdowns of essential home systems and appliances. Our home warranty customers usually subscribe to an annual service plan agreement that covers the repair or replacement for breakdowns that generally occur as a result of normal wear and tear of major components of up to 29 home systems and appliances, including electrical, plumbing, HVAC systems, water heaters, refrigerators, dishwashers and ranges/ovens/cooktops, as well as optional coverages for pools, spas and pumps. We also offer non-warranty home services, including our New HVAC upgrade and installation of Moen water shut-off devices, and select home maintenance offerings. Non-warranty services are marketed to our existing warranty customer base, enabling incremental revenue opportunities beyond traditional warranty coverage. As of December 31, 2025, we had approximately 2.1 million active home warranties across all brands in the United States. We also offer new home builder warranty solutions, which deliver value to both builders and homeowners through a suite of builder warranty products and support services. We offer flexible builder-backed and insurance-backed warranty options covering workmanship, home distribution systems, and structural components. Additional add-on programs provide service request management for warranties and claims administration for structural warranties.

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

Home Warranty Claim Accruals

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

See Note 7 to the audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for the allocation of the purchase price to the fair value of the assets acquired and liabilities assumed.

Property and Equipment, Goodwill and Intangible Assets

Property and equipment consist of the following:

	As of December 31,		Estimated Useful Lives
(In millions)	2025	2024	(Years)
Land	$—	$2
Buildings and improvements	9	11	10 - 40
Technology and communications	163	139	3 - 7
Office equipment, furniture and fixtures, and vehicles	5	5	5 - 7
Property and equipment, gross	176	157
Less accumulated depreciation	(119)	(84)
Property and equipment, net	$57	$73

Depreciation of property and equipment was $36 million, $35 million and $32 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

We capitalize the costs directly related to the development of internal-use software for our platforms during the application development stage of the projects. Such costs primarily include payroll and payroll-related costs for engineers and product development employees directly associated with the development project. Our internal-use software is reported at cost less accumulated amortization within property and equipment, net on the consolidated statements of financial position. Amortization begins once the project is ready for its intended use. We amortize the asset on a straight-line basis over the estimated useful life, which is typically a three to seven-year period.

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

On September 4, 2025, we listed 2-10 HBW's corporate office in Aurora, Colorado for sale. We determined that the related assets met the criteria to be classified as held for sale during the third quarter of 2025.

Advertising

We expense advertising costs as incurred. Advertising expense for the years ended December 31, 2025, 2024 and 2023 was $162 million, $170 million and $156 million, respectively.

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

Restricted Net Assets

There are regulatory restrictions on the ability of certain of our subsidiaries to transfer funds to us. The payments of ordinary and extraordinary dividends by our subsidiaries are subject to significant regulatory restrictions under the laws and regulations of the states in which they operate. Among other things, such laws and regulations require certain subsidiaries to maintain minimum capital and net worth requirements and may limit the amount of ordinary and extraordinary dividends and other payments that these subsidiaries can make to us. As of December 31, 2025, the total net assets subject to these regulatory restrictions was $151 million.

Statutory Financial Information

A subsidiary of 2-10 Holdco, Inc., New Home Warranty Insurance Company, a risk retention group, (the "RRG") is required to prepare statutory financial statements in accordance with the laws and regulations in the state jurisdictions in which it operates. We apply the statutory accounting practices prescribed by the National Association of Insurance Commissioners (“NAIC”) as the basis for accounting in the RRG standalone statutory financial statements. These statutory financial statements are prepared on a calendar year basis. For the year ended December 31, 2025, the RRG reported a statutory net loss of $0.9 million and statutory capital and surplus of $6.3 million. No dividends were declared or paid by the RRG during 2025. As part of its regulatory filings and pursuant to the Risk-Based Capital (“RBC”) requirements of the NAIC, the RRG is required to maintain a minimum capitalization level, as determined based on formulas and other factors incorporating various business risks of the insurance subsidiary. As of December 31, 2025, the RRG’s statutory surplus exceeded the RBC requirement.

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

Newly Issued Accounting Standards

In 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), which improves income tax disclosures. The adoption of this standard expands our annual income tax disclosures, including enhanced transparency in the effective tax rate reconciliation and disaggregation of income taxes paid. The adoption does not have a material impact on the consolidated financial statements. This guidance is applied prospectively in our Annual Report on Form 10-K for the year ended December 31, 2025. See Note 6 for the required disclosures.

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

We disaggregate revenue from contracts with customers into major customer acquisition channels. We determined that disaggregating revenue into these categories depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. Revenue by major customer acquisition channel for our home warranties and other revenue is as follows:

	Year Ended December 31,
(In millions)	2025(2)	2024	2023
Renewals	$1,587	$1,437	$1,367
Real estate(1)	141	125	141
Direct-to-consumer(1)	172	166	194
Non-warranty and other	193	116	77
Total	$2,093	$1,843	$1,780

(1)
First-year revenue only.
(2)
The year ended December 31, 2025, includes $188 million as a result of the 2-10 HBW Acquisition on December 19, 2024.

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

Non-warranty and other

Non-warranty and other revenue primarily includes revenue generated by non-warranty home services, including the New HVAC upgrade and Moen programs, home maintenance services and new home builder warranties.

Deferred Customer Acquisition Costs

We capitalize the incremental costs of obtaining a contract with a customer and recognize the related expense using the input method in proportion to the costs expected to be incurred in performing services under the contract, over the expected customer relationship period. Deferred customer acquisition costs were $14 million and $11 million as of December 31, 2025 and 2024, respectively. Amortization of deferred customer acquisition costs was $12 million, $12 million and $16 million for the years ended December 31, 2025, 2024 and 2023, respectively. There were no impairment losses related to these capitalized costs during the years ended December 31, 2025, 2024 and 2023.

Deferred Policy Acquisition Costs

We capitalize certain costs related to the issuance of insurance policies, net of ceding commission income from reinsurers, under the new home builder warranty program as deferred policy acquisition costs and amortize these costs over the term of the underlying pattern of insurance risk. Ceding commission amounts, which represent a recovery of policy acquisition costs, are treated as a reduction of deferred policy acquisition costs. We anticipate that all deferred policy acquisition costs will be recoverable. Deferred policy acquisition costs were $5 million and less than $1 million as of December 31, 2025 and 2024, respectively. Amortization of deferred policy acquisition costs were less than $1 million for the year ended December 31, 2025. There was no amortization of deferred policy acquisition costs for the year ended December 31, 2024. Deferred policy acquisition costs are recorded in Other assets on the accompanying condensed consolidated statement of financial position.

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

Contract Assets and Liabilities

Contract assets arise when we recognize revenue for our home warranty contracts prior to a customer being invoiced. These timing differences are created when the recognition of revenue in proportion to the costs expected to be incurred in performing the services under the contract are accelerated as compared to the recognition of revenue on a straight-line basis over the contract period. There were no contract assets as of December 31, 2025 and 2024.

Our contract liabilities consist of deferred revenue which is recognized when cash payments are received in advance of the performance of services, including when the amounts are refundable. Amounts are recognized as revenue in proportion to the costs expected to be incurred in performing services under our contracts.

A summary of the changes in deferred revenue, including the long-term portion, for the year ended December 31, 2025 is as follows:

(In millions)
Balance as of December 31, 2024	$135
Deferral of revenue	274
Recognition of deferred revenue	(283)
Balance as of December 31, 2025	$126

There was approximately $109 million of revenue recognized during the year ended December 31, 2025 that was included in the deferred revenue balance as of December 31, 2024.

Unearned Insurance Premium

New home builder warranty revenue is recognized over the life of the contract in proportion to the costs expected to be incurred in performing services under the contract. Amounts not earned and recognized to date are recognized as unearned insurance premium on the consolidated statement of financial position.

Deferred Reinsurance

In the normal course of business, we seek to reduce our loss exposure in the new home builder warranty program by reinsuring certain levels of risk with reinsurers. Premiums ceded are expensed over the term of underlying insurance policies, and the unexpired portion of reinsurance is deferred and recognized as deferred reinsurance on the consolidated statement of financial position.

Note 4. Goodwill and Intangible Assets

Goodwill and indefinite-lived intangible assets are not amortized and are subject to assessment for impairment on an annual basis, or more frequently if circumstances indicate a potential impairment. We perform our annual assessment for impairment on October 1 of every year.

The balance of goodwill was $959 million and $967 million as of December 31, 2025 and 2024, respectively. During the year ended December 31, 2024, we acquired $457 million of goodwill in connection with the 2-10 HBW Acquisition. See Note 7 for additional information on the 2-10 HBW Acquisition. There were no goodwill impairment charges recorded in the years ended December 31, 2025 and 2024.

The following table provides a summary of the components of our intangible assets:

	As of December 31,
	2025			2024
(In millions)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Trade names(1)	$141	$—	$141	$141	$—	$141
Value of business acquired	148	(30)	118	148	(1)	147
Homeowner relationships	231	(183)	48	214	(173)	41
Builder relationships	38	(13)	25	73	—	72
Broker relationships	52	(18)	34	28	(16)	13
Developed technology	35	(17)	18	35	(19)	16
Other	32	(17)	14	35	(17)	19
Total	$676	$(278)	$398	$673	$(225)	$448

(1)
Not subject to amortization.

During the year ended December 31, 2024, in connection with the 2-10 HBW Acquisition, we acquired the following intangible assets:

		Weighted Average Useful Lives
(In millions)		(Years)
Value of business acquired	$148	13
Homeowner relationships	58	6
Builder relationships	38	13
Broker relationships	37	15
Developed technology	16	3
Other	15	9
Total	$312

Amortization expense was $53 million, $4 million and $4 million for the years ended December 31, 2025, 2024 and 2023, respectively. There were no intangible asset impairment charges recorded in the years ended December 31, 2025, 2024 and 2023.

The following table outlines expected amortization expense for existing intangible assets for the next five years:

(In millions)
2026	$49
2027	41
2028	35
2029	30
2030	27
Thereafter	75
Total	$257

Note 5. Leases

We have operating leases for our corporate headquarters located in Memphis, Tennessee, a collaboration center located in Scottsdale, Arizona and a technology collaboration center in Pune, India. We also continue to lease certain office space in other geographies, which we have, as indicated below, either exited or subleased. Our leases have remaining lease terms ranging from one year to 9 years, some of which include options to extend the leases for up to five years.

The weighted-average remaining lease term and weighted-average discount rate related to our operating leases are as follows:

	As of December 31,
	2025	2024
Weighted-average remaining lease term (years)	8	9
Weighted-average discount rate	6.6%	6.5%

We recognized operating lease expense of $1 million, $1 million and $3 million for the years ended December 31, 2025, 2024 and 2023, respectively. These expenses are included in selling and administrative expenses in the accompanying consolidated statements of operations and comprehensive income.

Supplemental statement of financial position information related to our operating lease liabilities is as follows:

	As of December 31,
(In millions)	2025	2024
Other accrued liabilities	$3	$2
Operating lease liabilities	18	20
Total operating lease liabilities	$20	$22

Supplemental cash flow information related to our operating leases is as follows:

	Year Ended December 31,
(In millions)	2025	2024	2023
Cash paid on operating lease liabilities(1)	$3	$4	$4
Right-of-use assets obtained in exchange for lease obligations	—	7	—

(1)
Amount is presented net of cash provided from sublease income.

In conjunction with the operating leases of our corporate headquarters located in Memphis, Tennessee, and our collaboration center located in Scottsdale, Arizona, we recognized $1 million in tenant improvement allowances during the year ended December 31, 2025, which is a non-cash investing activity.

The following table presents the maturities of our operating lease liabilities as of December 31, 2025:

(In millions)
2026(1)	$3
2027(1)	3
2028	3
2029	3
2030	3
Thereafter	10
Total future lease payments(1)	24
Less imputed interest	(6)
Total operating lease liabilities(1)	$18

(1)
Amount is presented net of future sublease income totaling $2 million, which relates to the years ending December 31, 2026 and June 30, 2027.

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

Note 6. Income Taxes

For the years ended December 31, 2025, 2024 and 2023, we had $2 million, $3 million and $5 million of unrecognized tax benefits, respectively, all of which would impact the effective tax rate if recognized.

The table below summarizes the changes in gross unrecognized tax benefits:

(In millions)
Balance as of December 31, 2023	$5
Decreases in tax positions for current year	(2)
Balance as of December 31, 2024	3
Decreases in tax positions for current year	(1)
Balance as of December 31, 2025	$2

Interest and penalties accrued on the liability for unrecognized tax benefits and recognized as income tax expense are less than $1 million as of December 31, 2025.

We are subject to taxation in the United States, various states and foreign jurisdictions. Due to expired statutes, the majority of our U.S. federal, state and local income tax returns for the years prior to 2022 are no longer subject to examination by tax authorities. Substantially all of our income before income taxes for the years ended December 31, 2025, 2024 and 2023 was generated in the United States.

The reconciliation of income tax computed at the U.S. federal statutory tax rate to our effective income tax rate for the year ended December 31, 2025 is as follows:

	Year Ended December 31, 2025
U.S. federal statutory tax	$71	21.0%
State and local income tax, net of federal income tax effects(1)	11	3.3
Tax credits	(1)	(0.2)
Nontaxable or nondeductible items	2	0.6
Changes in valuation allowances	1	0.2
Total tax provision and effective tax rate	$84	24.7%

(1)
State taxes in Virginia, Texas, Florida, Illinois, Arizona, Georgia and Maryland make up the majority of the effect of the state and local tax category.

As previously disclosed for the years ended December 31, 2024 and 2023, prior to the adoption of ASU 2023-09, the reconciliation of income tax computed at the U.S. federal statutory tax rate to our effective income tax rate is as follows:

	Year Ended December 31,
	2024	2023
Tax at U.S. federal statutory rate	21.0%	21.0%
State and local income taxes, net of U.S. federal benefit	2.6	2.4
Other permanent items	0.8	0.9
Stock-based compensation	0.3	1.2
Goodwill impairment	—	—
Tax credits	(0.7)	(0.7)
Uncertain tax positions	—	0.2
Effective rate	24.1%	25.0%

Income tax expense is as follows:

	Year Ended December 31,
(In millions)	2025	2024	2023
Current:
U.S. federal	$63	$63	$60
State and local	11	10	10
Total current income taxes	74	74	70
Deferred:
U.S. federal	7	—	(11)
State and local	2	—	(3)
Total deferred income taxes	9	—	(13)
Provision for income taxes	$84	$74	$57

Significant components of our deferred tax balances are as follows:

	As of December 31,
(In millions)	2025	2024
Long-term deferred tax assets (liabilities):
Intangible assets	$(106)	$(115)
Unearned revenue	40	38
Property and equipment	(5)	9
Deferred customer acquisition costs	(5)	(3)
Other assets	(4)	(5)
Accrued salaries and wages	9	7
Accrued liabilities	1	2
Other long-term liabilities	6	6
Operating lease liabilities	5	6
Deferred interest expense	5	5
Tax credits and loss carryforwards	3	3
Valuation allowance	(3)	(2)
Net long-term deferred tax liabilities	$(53)	$(49)

On July 4, 2025, the One Big Beautiful Bill Act (the “Bill”) was enacted into U.S. law. Certain provisions are applicable to the Company beginning in 2025, while other provisions will be implemented in future periods. As a result of the Bill, we recognized an increase in our net deferred tax liability and a decrease to our income tax payable resulting from the restoration of full expensing of U.S. research and experimentation expenditures and reinstating the 100% bonus depreciation for eligible assets. We do not expect any current or ongoing material impact to our effective tax rate as a result of the Bill.

Note 7. Acquisition

On December 19, 2024, we completed the acquisition of all of the issued and outstanding common stock of 2-10 HBW pursuant to a purchase agreement dated June 3, 2024 for aggregate cash consideration of $585 million, subject to certain customary adjustments including the amount of cash acquired, debt, seller transaction expenses, working capital and regulatory capital in the business of 2-10 HBW. Following the settlement of all contractual adjustments, the aggregate cash consideration paid was $580 million. 2-10 HBW is a provider of home warranties. 2-10 HBW is also a leading provider of new home builder warranties that offers flexible builder-backed and insurance-backed warranty options covering workmanship, home distribution systems, and structural components. Additional add-on programs provide service request management for warranties and claims administration for structural warranties. As a part of the 2-10 HBW Acquisition, we entered into an amendment to our Credit Agreement, which became effective on December 19, 2024. See Note 12 for additional information on the debt refinancing transactions.

Total consideration as of December 31, 2025, is as follows:

(In millions)
Cash consideration paid	$432
Payment of 2-10 HBW indebtedness	157
Payment of 2-10 HBW transaction costs	15
Total purchase price consideration	604
Less: Acquired 2-10 HBW cash	(24)
Total purchase price consideration, net of cash acquired	$580

A summary of the consideration paid and the amounts of identified assets acquired and liabilities assumed at the acquisition date, as determined based on management's assessment of the acquisition date fair value, is as follows:

(In millions)
Cash and cash equivalents	$24
Marketable securities	15
Receivables	4
Prepaid expenses and other current assets	9
Property and equipment, net	5
Goodwill	457
Intangible assets	312
Long-term marketable securities	39
Deferred reinsurance	64
Other assets	9
Accounts payable	(1)
Accrued liabilities:
Payroll and related expenses	(8)
Home warranty claims	(7)
Other	(6)
Deferred revenue	(29)
Deferred tax liabilities, net	(25)
Unearned insurance premium	(232)
Long-term deferred revenue	(12)
Other long-term liabilities	(13)
Total consideration paid	$604

As of December 31, 2025, the purchase price allocation for this acquisition has been finalized. During the year ended December 31, 2025, we made measurement period adjustments to reflect facts and circumstances in existence as of the acquisition date. These adjustments included updates to purchase accounting valuations and a $3 million reduction in the 2-10 HBW Acquisition purchase price as a result of the working capital true up provisions in the purchase agreement. The impact of these adjustments was a $1 million increase in prepaid expenses and other current assets, a $1 million decrease in property and equipment, net, a $7 million decrease in goodwill, an $3 million increase in intangible assets, a $2 million decrease in deferred reinsurance and a $2 million decrease in unearned insurance premium.

We recognized $6 million of revenue and $2 million of net loss during the year ended December 31, 2024 related to the operations of 2-10 HBW for the period from December 19, 2024 through December 31, 2024.

In conjunction with the 2-10 HBW Acquisition, we recognized acquisition and integration costs of $8 million and $17 million during the years ended December 31, 2025 and 2024, respectively. These charges represent direct third-party costs, including legal, accounting and financial advisory fees and are included in selling and administrative expenses in the accompanying consolidated statements of operations and comprehensive income.

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

Note 8. Restructuring Charges

We incurred restructuring charges of $4 million ($3 million, net of tax), $8 million ($6 million, net of tax) and $16 million ($12 million, net of tax) for the years ended December 31, 2025, 2024 and 2023, respectively.

In 2025, restructuring charges included $3 million of severance costs, which related to our continued review and optimization of selling, general and administrative expenses.

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

As of December 31, 2025 and 2024, there were $2 million and $4 million, respectively, of accrued restructuring charges on the accompanying consolidated balance sheets. During the year ended December 31, 2025, $4 million of the prior year accrued restructuring charges were paid or otherwise settled.

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

Unpaid losses and loss adjustment reserves represent the estimated ultimate cost of settling new home builder warranty claims and includes the estimated costs of claims incurred but not reported as of the balance sheet date. The reserve is based upon the facts of each case and our experience with similar cases. The establishment of appropriate reserves is an inherently uncertain and complex process. Reserve estimates are primarily derived using an actuarial estimation process in which historical loss patterns are applied to actual paid losses and reported losses (paid losses plus individual case reserves established by claim adjusters) to create an estimate of how losses are likely to develop over time. We regularly review our estimates of unpaid losses and adjust our estimates when appropriate. We report our unpaid losses and loss adjustment reserves gross of the amounts related to unpaid losses recoverable from reinsurers and net of amounts ceded to reinsurers.

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

In the normal course of business, we periodically enter into guarantee agreements with our subsidiaries under which we agree to pay all liabilities and claims arising from home warranty service contracts sold by the service contract entity in the applicable states if that entity is unable to or does not perform its obligations. We are not required to recognize liabilities for guarantees issued on behalf of our subsidiaries unless it becomes probable that we will have to perform under the guarantees. We currently believe it is unlikely that we would be required to perform or otherwise incur any losses associated with guarantees of our subsidiaries’ obligations. As of December 31, 2025, we had no liability with respect to these guarantees.

We have contractual obligations to purchase goods or services, which specify significant terms, including fixed or minimum quantities to be purchased and fixed minimum, or variable price provisions. The purchase commitments covered by these arrangements aggregate to approximately $29 million for the periods of less than one year.

Note 10. Stock-Based Compensation

The Omnibus Plan permits the grant to certain employees, consultants and non-employee directors of Frontdoor different forms of awards, including non-qualified stock options, performance options, RSUs, performance shares, RSAs and deferred share equivalents. Upon adoption, 14,500,000 shares were reserved for grants under the Omnibus Plan. Our compensation committee determines the long-term incentive mix of awards to our employees and may authorize new grants annually. As of December 31, 2025, 7,601,784 shares remain available for future grants.

Stock Options

Stock options are exercisable based on the terms outlined in the applicable award agreement and have generally vested over a period of three years. The grant date fair value of stock options is determined using the Black-Scholes option pricing model with the assumptions noted in the following table. A historical daily measurement of volatility is determined based on our and our peer companies’ average volatility. The risk-free interest rate is determined by reference to the outstanding U.S. Treasury note with a term equal to the expected life of the option granted. The expected life represents the period of time that options are expected to be outstanding and was calculated using the simplified approach.

	Year Ended December 31,
Assumption	2025	2024	2023
Expected volatility	37.7%	40.5%	54.9%
Expected dividend yield	0.0%	0.0%	0.0%
Expected life (in years)	6.1	6.1	6.1
Risk-free interest rate	4.05%	4.21%	3.71%

During the years ended December 31, 2025, 2024 and 2023, we granted options to purchase 684,378 shares, 576,260 shares and 661,231 shares of our common stock, respectively, at weighted-average exercise prices of $38.03 per share, $31.94 per share and $26.67 per share, respectively. The weighted-average grant-date fair values of the options granted during the years ended December 31, 2025, 2024 and 2023 were $16.70 per share, $14.81 per share and $12.49 per share, respectively. During the year ended December 31, 2025, we applied a forfeiture assumption of 15 percent per annum in the recognition of the expense related to these options, with the exception of the options held by our CEO for which we applied a forfeiture rate of zero percent. The total intrinsic value of options exercised was $10 million, $6 million and $1 million for the years ended December 31, 2025, 2024 and 2023, respectively.

A summary of option activity under the Omnibus Plan during the year ended December 31, 2025 is presented below:

	Stock Options	Weighted- average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted- average Remaining Contractual Term (in years)
Outstanding as of December 31, 2024	1,330,031	$31.94	$30	7.65
Granted to employees	684,378	38.03
Exercised	(432,358)	32.63
Forfeited	(104,624)	34.53
Expired	(4,516)	34.22
Outstanding as of December 31, 2025	1,472,911	$34.38	$34	8.03
Exercisable as of December 31, 2025	466,632	33.03	12	6.55

Performance Options

Performance options are exercisable based on the terms outlined in the applicable award agreement. The grant date fair value of performance options is determined using a Monte Carlo simulation model. In addition to service conditions, the ultimate number of performance options to be earned depends on the achievement of a market condition prior to the fourth anniversary of the grant date, which is based on a share price target. Performance options granted during the year ended December 31, 2023 have a weighted-average service period of approximately 0.8 years from the initial grant date.

During the year ended December 31, 2023 we granted options to purchase 652,004 shares of our common stock with a weighted-average exercise price of $26.42 per share. We did not issue any performance options under the Omnibus Plan during the years ended December 31, 2025 and 2024. The weighted-average grant date fair values of the performance options granted during the year ended December 31, 2023 were $10.40 per share. During the year ended December 31, 2025, we applied a forfeiture assumption of 15 percent per annum in the recognition of the expense related to these performance options, with the exception of the options held by our CEO for which we applied a forfeiture rate of zero percent. The total intrinsic value of options exercised was $4 million and $3 million for the year ended December 31, 2025 and 2024, respectively. No performance options were exercised during the years ended December 31, 2023.

A summary of performance options activity under the Omnibus Plan during the year ended December 31, 2025 is presented below:

	Performance Options	Weighted- average Grant Date Fair Value
Outstanding as of December 31, 2024	645,194	$10.69
Granted to employees	—	—
Exercised	(142,558)	10.60
Forfeited	—	—
Outstanding as of December 31, 2025	502,636	$10.71

RSUs

RSUs vest based on the terms outlined in the applicable award agreement, which is generally over a period of three years. The grant date fair value of RSUs is determined using the closing market price of our common stock on the trading day that immediately precedes the grant date.

During the years ended December 31, 2025, 2024 and 2023, we granted 805,110 RSUs, 812,939 RSUs and 920,369 RSUs, respectively, with weighted-average grant date fair values of $38.82 per unit, $32.16 per unit and $26.60 per unit, respectively. During the year ended December 31, 2025, we applied a forfeiture assumption of 15 percent per annum in the recognition of the expense related to these RSUs, with the exception of the awards held by our CEO for which we applied a forfeiture rate of zero percent. The total fair value of RSUs vested during the years ended December 31, 2025, 2024 and 2023 was $18 million, $16 million and $13 million, respectively.

A summary of RSU activity under the Omnibus Plan during the year ended December 31, 2025 is presented below:

	RSUs	Weighted- average Grant Date Fair Value
Outstanding as of December 31, 2024	1,311,392	$29.68
Granted to employees	805,110	38.82
Vested	(623,139)	29.04
Forfeited	(150,749)	34.07
Outstanding as of December 31, 2025	1,342,614	$34.96

Performance Shares

Performance shares vest based on the terms outlined in the applicable award agreement, which is generally after a period of three years. The grant date fair value of performance shares is determined using the closing market price of our common stock on the trading day that immediately precedes the grant date. In addition to service conditions, the ultimate number of performance shares to be earned depends on the achievement of a performance condition, which is based on a revenue target and company-specific operating results. The total number of performance shares that vest will range from 0% to 200% of each target as determined by measuring accumulated aggregate performance at the end of the performance period.

During the years ended December 31, 2025 and 2024, we granted 211,889 and 217,527 performance shares, respectively, with a weighted-average grant date fair value of $40.35 and $31.95 per share, respectively. We did not issue any performance shares under the Omnibus Plan during the year ended December 31, 2023. During the year ended December 31, 2025, we applied a forfeiture assumption of 15 percent per annum in the recognition of the expense related to these performance shares, with the exception of the awards held by our CEO for which we applied a forfeiture rate of zero percent. The total fair value of performance shares vested during the year ended December 31, 2025 and December 31, 2024 was $1 million. No performance shares vested during the years ended December 31, 2023.

A summary of performance share activity under the Omnibus Plan during the year ended December 31, 2025 is presented below:

	Performance Shares	Weighted- average Grant Date Fair Value
Outstanding as of December 31, 2024	273,207	$30.49
Granted to employees	211,889	40.35
Vested	(81,769)	28.82
Forfeited	(29,440)	35.50
Outstanding as of December 31, 2025	373,887	$36.43

ESPP

On March 21, 2019, our board of directors approved and recommended for approval by our stockholders the ESPP, which was approved by our stockholders on April 29, 2019 and became effective for offering periods commencing July 1, 2019. The ESPP is intended to qualify for favorable tax treatment under Section 423 of the Code. Under the plan, eligible employees may purchase common stock, subject to IRS limits, during pre-specified offering periods at a discount established by Frontdoor not to exceed 15 percent of the then current fair market value. A maximum of 1,250,000 shares of our common stock are authorized for sale under the plan. During the years ended December 31, 2025, 2024 and 2023, we issued 20,255 shares, 26,425 shares and 31,288 shares, respectively, under the ESPP. There were 1,027,802 shares available for issuance under the ESPP as of December 31, 2025.

Stock-based compensation expense

We recognized stock-based compensation expense of $34 million ($25 million, net of tax), $26 million ($20 million, net of tax) and $26 million ($22 million, net of tax) for the years ended December 31, 2025, 2024 and 2023, respectively. These charges are included in selling and administrative expenses in the accompanying consolidated statements of operations and comprehensive income.

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

As of December 31, 2025, there was $47 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options, performance options, RSUs, performance shares and RSAs. These costs are expected to be recognized over a weighted-average period of 1.86 years.

Note 11. Employee Benefit Plans

We currently maintain a defined contribution plan for the benefit of our employees, the Frontdoor, Inc. 401(k) Plan. Discretionary contributions made on behalf of our employees were $5 million, $5 million and $4 million for the years ended December 31, 2025, 2024 and 2023, respectively. These charges are included in selling and administrative expenses in the accompanying consolidated statements of operations and comprehensive income.

Note 12. Long-Term Debt

Long-term debt is summarized in the following table:

	As of December 31,
(In millions)	2025	2024
Term Loan A maturing in 2029(1)	$392	$412
Term Loan B maturing in 2031(2)	781	788
Revolving Credit Facility maturing in 2029	—	—
Total debt	1,173	1,199
Less current portion	(29)	(29)
Total long-term debt	$1,144	$1,170

(1)
Term Loan A maturing in 2026 is presented net of unamortized debt issuance costs of $5 million and $6 million as of December 31, 2025 and 2024, respectively.
(2)
Term Loan B maturing in 2028 is presented net of unamortized debt issuance costs of $9 million and $10 million as of December 31, 2025 and 2024, respectively, and unamortized discount of $2 million as of December 31, 2025 and 2024.

Credit Facilities

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

In connection with the second amendment to the Credit Agreement, we repaid all of the then current outstanding principal amounts of the Prior Term Loan Facilities, consisting of $218 million related to the Prior Term Loan A and $368 million related to the Prior Term Loan B, and recorded a loss on extinguishment of debt of $3 million, which included the write-off of unamortized debt issuance costs and original issue discount. Additionally, on December 19, 2024, we amended and restated our $250 million Revolving Credit Facility.

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

The terms of the Revolving Credit Facility entered into on December 19, 2024 are substantially the same as the terms of the Prior Revolving Credit Facility, except for the extended maturity. The Revolving Credit Facility provides for senior secured revolving loans and stand-by and other letters of credit. As of December 31, 2025, we had $2 million of letters of credit outstanding under the Revolving Credit Facility. The letters of credit are posted in lieu of cash to satisfy regulatory requirements in certain states in which we operate. The Credit Agreement contains covenants that limit or restrict our ability, including the ability of certain of our subsidiaries, to incur additional indebtedness, repurchase debt, incur liens, sell assets, make certain payments (including dividends) and enter into transactions with affiliates; therefore, from time to time, our ability to draw on the Revolving Credit Facility may be limited. As of December 31, 2025, the available borrowing capacity under the Revolving Credit Facility was $248 million.

As of December 31, 2025, we were in compliance with the covenants under the Credit Agreement.

Interest Rate Swaps

On October 24, 2018, we entered into an interest rate swap contract effective October 31, 2018 that expired on August 16, 2025. The notional amount of the agreement is $350 million. Under the terms of the agreement, we paid a fixed rate of interest of 3.028 percent on the notional amount, and received a floating rate of interest (based on SOFR, subject to a floor of zero percent) on the notional amount. As a result, through August 16, 2025, $350 million of the Term Loan Facilities was fixed at a rate of 3.028 percent, plus the incremental borrowing margin of 2.25 percent.

In connection with the Amended Credit Facility, we entered into an additional interest rate swap contract effective December 19, 2024 that expires on December 31, 2029. The initial notional amount of the agreement is $299 million with additional step up and step down provisions embedded in the contract. The notional amount stepped up in August 2025 by $350 million upon the expiration of the company's other interest rate swap contract. The total notional amount as of December 31, 2025 is approximately $632 million. The notional amount steps down over the term of the agreement on a basis that correlates with the scheduled principal payments on the Amended Term Loan Facilities. Under the terms of the agreement, we will pay a fixed rate of interest of 4.140 percent on the notional amount, and we will receive a floating rate of interest (based on SOFR, subject to a floor of zero percent) on the notional amount.

Scheduled Debt Payments

The following table presents future scheduled debt payments as of December 31, 2025:

(In millions)
2026	$29
2027	29
2028	29
2029	342
2030	8
Thereafter	752
Total future scheduled debt payments	1,189
Less unamortized debt issuance costs	(14)
Less unamortized discount	(2)
Total debt	$1,173

Note 13. Segments

We operate as one operating and reportable segment. The majority of our revenue is generated from home warranty contracts entered into with our customers. The accounting policies applied to our one operating and reportable segment are described in Note 2.

Our chief operating decision maker (“CODM”), who is our Chief Executive Officer, regularly evaluates financial information, primarily revenue, net income and other measures, on a consolidated basis in deciding how to allocate resources and in assessing performance. Additionally, consolidated revenue is one key component of our incentive compensation program.

Information for our one operating and reportable segment is as follows:

	Year Ended December 31,
(In millions)	2025	2024	2023
Revenue	$2,093	$1,843	$1,780
Cost of services rendered	936	852	895
Sales and marketing costs	315	307	299
Customer service costs	117	104	106
General and administrative costs	236	201	176
Other segment items (1)	235	145	133
Net Income	$255	$235	$171

Total Assets	$2,142	$2,107	$1,089

(1)
Other segment items include depreciation and amortization expense, restructuring charges, interest expense, interest and net investment income, loss on extinguishment of debt and provision for income taxes.

Note 14. Supplemental Cash Flow Information

Supplemental information relating to our accompanying consolidated statements of cash flows is as follows:

	Year Ended December 31,
(In millions)	2025	2024	2023
Cash paid for (received from):
Interest expense	$75	$39	$38
Interest income	(22)	(19)	(16)

Cash paid for income taxes:
U.S Federal	$35	$—	$—
U.S State and local	13	—	—
Total cash paid for (received from) income taxes	$49	$—	$—

Cash paid during the period for (received from) income taxes (prior to ASU 2023-09)	$—	$82	$72

Individual jurisdictions equaling 5% or more of the total income taxes paid (received) for the year ended December 31, 2025 include U.S. Federal at $35 million. No state or foreign jurisdiction exceeded the threshold.

Note 15. Cash and Marketable Securities

Cash, money market funds and certificates of deposits with maturities of three months or less when purchased are included in Cash and cash equivalents in the accompanying consolidated and combined statements of financial position. As of December 31, 2024, short- and long-term marketable securities primarily consisted of certificates of deposit, corporate bonds, mortgage-backed securities and U.S. government obligations and are classified as available-for-sale securities. We disposed of our marketable securities during the year ended December 31, 2025.

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

Gains and losses on sales of investments, as determined on a specific identification basis, are included in investment income in the period they are realized. We periodically review our portfolio of investments to determine whether there has been an other than temporary decline in the value of the investments from factors such as deterioration in the financial condition of the issuer or the market(s) in which the issuer competes. During the year ended December 31, 2025, there were $48 million in proceeds from sales of securities, $12 million in maturities and less than $1 million each in gross realized gains and gross realized losses resulting from sales of available-for-sale securities. During the year ended December 31, 2024, there were no proceeds, maturities, gross realized gains and gross realized losses resulting from sales of available-for-sale securities. There were no impairment charges due to other than temporary declines in the value of certain investments for the years ended December 31, 2025, 2024, and 2023.

Note 16. Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss), unrealized gains (losses) on derivative instruments and unrealized gains (losses) on marketable securities. We disclose comprehensive income (loss) in the accompanying consolidated statements of operations and comprehensive income and consolidated statements of changes in equity.

A summary of the changes in AOCI is as follows:

(In millions)
Balance as of December 31, 2023	$6
Other comprehensive income (loss) before reclassifications:
Pre-tax amount	—
Tax provision (benefit)	—
After-tax amount	—
Amounts reclassified from AOCI1)	(6)
Net current period other comprehensive income (loss)	(6)
Balance as of December 31, 2024	$—
Other comprehensive income (loss) before reclassifications:
Pre-tax amount	(13)
Tax provision (benefit)	(4)
After-tax amount	(10)
Amounts reclassified from AOCI(1)	(2)
Net current period other comprehensive income (loss)	(12)
Balance as of December 31, 2025	$(12)

(1)
Amounts are net of income taxes. See the table below on reclassifications out of AOCI for additional information.

A summary of reclassifications out of AOCI is as follows:

	Year Ended December 31,
(In millions)	2025	2024	2023
Gain (loss) on interest rate swap contracts(1)	$3	$8	$7
Impact of income taxes(2)	(1)	(2)	(2)
Total reclassifications during the period	$2	$6	$5

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

The effective portion of the gain or loss on our interest rate swap contracts are recorded in AOCI. These amounts are reclassified into earnings in the same period or periods during which the hedged forecasted debt interest settlement affects earnings. See Note 16 to the accompanying consolidated financial statements for the effective portion of the gain or loss on derivative instruments recorded in AOCI and for the amounts reclassified out of AOCI and into earnings during the periods presented. As the underlying forecasted transactions occur during the next 12 months, we estimate the unrealized hedging loss in AOCI expected to be recognized in earnings is $3 million, net of tax, as of December 31, 2025. The amounts ultimately reclassified into earnings during the next 12 months will be determined based on the actual interest rates in effect at the time the positions are settled, and as a result, they could differ materially from our estimate noted above.

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

The period-end carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate their fair values due to the short-term maturities of these financial instruments. The period-end carrying amounts of short- and long-term marketable securities also approximate fair value and primarily consists of available-for-sale debt securities. Unrealized gains and losses are reported net of tax as a component of AOCI in the accompanying consolidated statements of financial position. Any unrealized losses where the decline in value is other than temporary are reported in interest and net investment income in the accompanying consolidated statements of operations and comprehensive income. There were no other than temporary declines in value for the periods ended December 31, 2025 and 2024. The fair value of our debt was estimated based on available market prices for the same or similar instruments that are considered significant other observable inputs (Level 2) within the fair value hierarchy and was based on information available to us as of the respective period end dates.

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

We did not change our valuation techniques for measuring the fair value of any financial assets and liabilities during the year ended December 31, 2025. Transfers between hierarchy levels, if any, are recognized at the end of the reporting period. There were no transfers between hierarchy levels during the year ended December 31, 2025.

The carrying amount and estimated fair value of our financial instruments that are recorded at fair value on a recurring basis for the periods presented are as follows:

		Estimated Fair Value Measurements
(In millions)	Carrying Value	Quote Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2025:
Interest rate swap (Other accrued liabilities )	$4	$—	$4	$—
Interest rate swap (Other long-term liabilities)	13	—	13	—
Term Loan A	392	—	397	—
Term Loan B	781	—	796	—
Total liabilities	$1,190	$—	$1,210	$—

As of December 31, 2024:
Marketable securities	$15	$6	$9	$—
Interest rate swap (Other assets)	3	—	3	—
Long-term marketable securities	38	2	36	—
Total assets	$56	$8	$48	$—
Interest rate swap (Other long-term liabilities)	$3	$—	$3	$—
Term Loan A	412	—	418	—
Term Loan B	788	—	793	—
Total liabilities	$1,202	$—	$1,214	$—

Note 19. Capital Stock

We are authorized to issue 2,000,000,000 shares of common stock. As of December 31, 2025, there were 88,480,560 shares of common stock issued and 70,958,215 shares of common stock outstanding. As of December 31, 2024, there were 87,434,468 shares of common stock issued and 75,314,243 shares of common stock outstanding. We have no other classes of equity securities issued or outstanding.

Note 20. Share Repurchase Program

On July 26, 2024, our Board of Directors approved a new share repurchase authorization of up to $650 million of our common stock over the three-year period from September 4, 2024 through September 4, 2027. Purchases under this new repurchase program may be made from time to time by the company in the open market at prevailing market prices (including through a Rule 10b5-1 Plan), in privately negotiated transactions, or through any combination of these methods, through September 4, 2027. The actual timing, number, manner and value of any shares repurchased will depend on several factors, including the market price of the company’s stock, general market and economic conditions, the company’s liquidity requirements, applicable legal requirements and other business considerations. The repurchase program does not obligate us to acquire any number of shares in any specific period or at all and may be suspended or discontinued at any time at our discretion. As of December 31, 2025, we had $329 million remaining available for future repurchases under this program.

A summary of repurchases of outstanding shares is as follows:

	Year Ended December 31,
(In millions, except per share data)	2025	2024	2023
Number of shares purchased	5,402,120	3,945,349	3,604,625
Average price paid per share(1)	$51.81	$40.43	$33.29
Cost of shares purchased(1)	$280	$160	$120

(1)
The average price paid per share and the cost of shares purchased are calculated on a trade date basis and exclude associated commissions and taxes of $2 million, $2 million and $1 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

A summary of the calculations of our basic and diluted earnings per share is as follows:

	Year Ended December 31,
(In millions, except per share data)	2025	2024	2023
Net Income	$255	$235	$171
Weighted-average common shares outstanding	73.1	77.0	80.5
Effect of dilutive securities:
RSUs(1)	0.7	0.6	0.3
Stock options(2)	0.3	0.2	—
Performance options(3)	0.3	0.2	—
Weighted-average common shares outstanding - assuming dilution:	74.5	78.0	80.9
Basic earnings per share	$3.48	$3.05	$2.13
Diluted earnings per share	$3.42	$3.01	$2.12

(1)
RSUs of 14,031 shares, 384,580 shares and 507,005 shares for the years ended December 31, 2025, 2024 and 2023, respectively, were not included in the diluted earnings per share calculation because their effect would have been anti-dilutive.
(2)
Stock options to purchase 339,613 shares, 657,029 shares and 1,276,776 shares for the years ended December 31, 2025, 2024 and 2023, respectively, were not included in the diluted earnings per share calculation because their effect would have been anti-dilutive.
(3)
Performance options to purchase 646,230 shares for the year ended December 31, 2023 were not included in the diluted earnings per share calculation because their effect would have been anti-dilutive. There were no anti-dilutive performance options for the years ended December 31, 2025 and 2024.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Frontdoor, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Frontdoor, Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 26, 2026, expressed an unqualified opinion on those financial statements.

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

February 26, 2026

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

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2025.

Our independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of our internal controls over financial reporting as of December 31, 2025 and has expressed an unqualified opinion in their report which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting, as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On November 6, 2025, William C. Cobb, our Chief Executive Officer and Chairman of the Board of Directors, terminated a “Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K, which was adopted on August 7, 2025. No sales were made pursuant to the plan prior to termination. As disclosed in our quarterly report for the quarter ending September 30, 2025 filed with the SEC on November 5, 2025, Mr. Cobb’s trading plan was intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and provided for an aggregate sale of up to 191,036 shares of the Company’s Common Stock that Mr. Cobb has an option to purchase. Mr. Cobb’s trading plan would have provided for sales from November 7, 2025 to August 7, 2026, subject to early termination if all transactions under the trading plan were completed or upon certain specified events set forth therein.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item for the company will be set forth in the company’s Proxy Statement for the 2026 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item for the company will be set forth in the company’s Proxy Statement for the 2026 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item for the company will be set forth in the company’s Proxy Statement for the 2026 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item for the company will be set forth in the company’s Proxy Statement for the 2026 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item for the company will be set forth in the company’s Proxy Statement for the 2026 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a). Financial Statements, Schedules and Exhibits.

1. Financial Statements

Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34) contained in Item 8 of this Annual Report on Form 10-K.	49
Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2025, 2024 and 2023 contained in Item 8 of this Annual Report on Form 10-K.	51
Consolidated Statements of Financial Position as of December 31, 2025 and 2024 contained in Item 8 of this Annual Report on Form 10-K.	52
Consolidated Statements of Changes in Equity for the years ended December 31, 2025, 2024 and 2023 contained in Item 8 of this Annual Report on Form 10-K.	53
Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023 contained in Item 8 of this Annual Report on Form 10-K.	54
Notes to the Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.	55

2. Exhibits	82

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

3. Financial Statements Schedules

The following information is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the financial statements contained in Item 8 of this Annual Report on Form 10-K:

Schedule I—Frontdoor, Inc. (Parent Company Only) Condensed Financial Information	85
Schedule II—Valuation and Qualifying Accounts	90

ITEM 16. FORM 10-K SUMMARY

None.

EXHIBIT INDEX

Exhibit Number	Description
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

10.10#

Form of Non-Qualified Stock Option Agreement under the Frontdoor, Inc. Omnibus Plan, effective March 2025 (incorporated by reference to Exhibit 10.1 to Frontdoor’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025).

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

10.22#*	Separation and Transition Agreement between Frontdoor, Inc. and Jessica Ross, dated as of November 3, 2025.
10.23#

Offer Letter dated May 21, 2025, from Frontdoor, Inc. to Balakrishnan Ganesh (incorporated by reference to Exhibit 10.1 to Frontdoor’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025).

10.24#*	Form of Performance Share Grant Notice under the Frontdoor, Inc. 2018 Omnibus Incentive Plan, effective March 2025.
19*	Frontdoor, Inc. Securities Trading Policy.
21*	List of Subsidiaries.
23*	Consent of Deloitte & Touche LLP.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a - 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a - 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1#	Frontdoor, Inc. Executive Clawback Policy (incorporated by reference to Exhibit 97.1 to Frontdoor’s Annual Report on Form 10-K for the year ended December 31, 2023).
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104*	Cover page formatted as Inline XBRL and included in Exhibit 101.

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

FRONTDOOR, INC.

Date: February 26, 2026	By:	/s/ William C. Cobb
		Name:	William C. Cobb
		Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 26, 2026	By:	/s/ William C. Cobb
		Name:	William C. Cobb
		Title:	Chairman of the Board, Director and Chief Executive Officer (principal executive officer)

Date: February 26, 2026	By:	/s/ Jason L. Bailey
		Name:	Jason L. Bailey
		Title:	Senior Vice President and Chief Financial Officer (principal financial officer)

Date: February 26, 2026	By:	/s/ Sally J. Shanks
		Name:	Sally J. Shanks
		Title:	Vice President, Chief Accounting Officer and Controller (principal accounting officer)

Date: February 26, 2026	By:	/s/ D. Steve Boland
		Name:	D. Steve Boland
		Title:	Director

Date: February 26, 2026	By:	/s/ Anna C. Catalano
		Name:	Anna C. Catalano
		Title:	Director

Date: February 26, 2026	By:	/s/ Peter L. Cella
		Name:	Peter L. Cella
		Title:	Director

Date: February 26, 2026	By:	/s/ Christopher L. Clipper
		Name:	Christopher L. Clipper
		Title:	Director

Date: February 26, 2026	By:	/s/ Brian P. McAndrews
		Name:	Brian P. McAndrews
		Title:	Director

Date: February 26, 2026	By:	/s/ Liane J. Pelletier
		Name:	Liane J. Pelletier
		Title:	Director

[Signature Page to the Annual Report on Form 10-K]

SCHEDULE I

Frontdoor, Inc. (Parent Company Only)

Condensed Statements of Operations and Comprehensive Income

(In millions)

	Year Ended December 31,
	2025	2024	2023
Revenue	$—	$—	$—
Selling and administrative expenses	—	17	—
Interest expense	79	40	40
Interest and net investment income	(5)	(4)	(4)
Loss on extinguishment of debt	—	3	—
Loss before Income Taxes	(74)	(56)	(35)
Provision for income taxes	4	1	2
Net Loss from Operations	(78)	(57)	(38)
Equity in earnings of subsidiaries (net of tax)	333	292	209
Net Income	$255	$235	$171
Other Comprehensive (Loss) Income, Net of Income Taxes:
Unrealized (loss) gain on derivative instruments, net of income taxes	(12)	(6)	(3)
Total Other Comprehensive (Loss) Income, Net of Income Taxes:	(12)	(6)	(3)
Comprehensive Income	$243	$229	$169

See accompanying Notes to the Condensed Financial Statements.

Frontdoor, Inc. (Parent Company Only)

Condensed Statements of Financial Position

(In millions)

	As of December 31,
	2025	2024
Assets:
Current Assets:
Cash and cash equivalents	$160	$11
Prepaid expenses and other current assets	—	4
Total Current Assets	160	15
Other Assets:
Investments in subsidiaries	1,487	1,772
Deferred tax assets, net	5	—
Other assets	2	2
Total Assets	$1,653	$1,790
Liabilities and Shareholders' Equity:
Current Liabilities:
Accounts payable	$—	$—
Accrued liabilities:
Income taxes payable	26	—
Other accrued liabilities	15	9
Current portion of long-term debt	29	29
Total Current Liabilities	70	38
Long-Term Debt	1,144	1,170
Due to Subsidiaries	185	339
Other Long-Term Liabilities:
Deferred tax liabilities, net	—	—
Other long-term liabilities	13	4
Total Other Long-Term Liabilities	13	4
Shareholders' Equity	242	239
Total Liabilities and Shareholders' Equity	$1,653	$1,790

See accompanying Notes to the Condensed Financial Statements.

Frontdoor, Inc. (Parent Company Only)

Condensed Statements of Cash Flows

(In millions)

	Year Ended December 31,
	2025	2024	2023
Cash and Cash Equivalents at Beginning of Period	$11	$39	$1
Net Cash Used for Operating Activities	(1)	(56)	(42)
Cash Flows from Investing Activities:
Business acquisitions, net of cash acquired	3	(583)	—
Net Cash Provided from (Used for) Investing Activities	3	(583)	—
Cash Flows from Financing Activities:
Borrowings of debt, net of discount	—	1,216	—
Repayments of debt	(29)	(598)	(17)
Debt issuance costs paid	—	(18)	—
Net transfers to Parent Company	449	164	216
Repurchases of common stock	(283)	(161)	(121)
Other financing activities	9	9	1
Net Cash Provided from Financing Activities	147	611	80
Cash (Decrease) Increase During the Period	149	(28)	38
Cash and Cash Equivalents at End of Period	$160	$11	$39

See accompanying Notes to the Condensed Financial Statements.

Frontdoor, Inc. (Parent Company Only)

Notes to the Condensed Financial Statements

Note 1. Basis of Presentation

The condensed financial statements of Frontdoor, Inc. (“Parent Company”) are required as a result of the restricted net assets of the Parent Company’s consolidated subsidiaries exceeding 25 percent of the Parent Company’s consolidated net assets as of December 31, 2025. All consolidated subsidiaries of the Parent Company are wholly owned. The primary source of income for the Parent Company is equity in its subsidiaries’ earnings.

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

For the years ended December 31, 2025, 2024 and 2023, Parent Company’s debt and corresponding interest expense were not allocated to its subsidiaries. American Home Shield is a co-obligor and/or guarantor of the debt, and interest expense has been pushed down to American Home Shield for income tax purposes. For further information on the Parent Company’s financing transactions, see Note 12 to the audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Note 3. Acquisition

On December 19, 2024, we completed the acquisition of all of the issued and outstanding common stock of 2-10 HBW pursuant to a purchase agreement dated June 3, 2024 for aggregate cash consideration of $585 million, subject to certain customary adjustments including the amount of cash acquired, debt, seller transaction expenses, working capital and regulatory capital in the business of 2-10 HBW. Following the settlement of all contractual adjustments, the aggregate cash consideration paid was $580 million. 2-10 HBW is a leading provider of new home builder warranties that provide home builders insurance-backed coverage and/or administrative services for workmanship, systems and/or structural failures. 2-10 HBW is also a provider of home warranties.

For further information on the 2-10 HBW Acquisition, see Note 7 to the audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Note 4. Supplemental Non-Cash Information

The Parent Company entered into certain non-cash transactions with subsidiaries as follows, which have been excluded from the condensed statements of cash flows:

	Year Ended December 31,
(In millions)	2025	2024	2023
Settlement of amounts due to subsidiaries	$(573)	$—	$(605)
Dividend from subsidiaries	573	—	605

Note 5. Share Repurchase Program

On July 26, 2024, our Board of Directors approved a new share repurchase authorization of up to $650 million of our common stock over the three-year period from September 4, 2024 through September 4, 2027. Purchases under this new repurchase program may be made from time to time by the company in the open market at prevailing market prices (including through a Rule 10b5-1 Plan), in privately negotiated transactions, or through any combination of these methods, through September 4, 2027. The actual timing, number, manner and value of any shares repurchased will depend on several factors, including the market price of the company’s stock, general market and economic conditions, the company’s liquidity requirements, applicable legal requirements and other business considerations. The repurchase program does not obligate us to acquire any number of shares in any specific period or at all and may be suspended or discontinued at any time at our discretion. We repurchased a total of 5,402,120 outstanding shares at an aggregate cost of $280 million, which is included in treasury stock on the accompanying consolidated statements of financial position. As of December 31, 2025, we had $329 million remaining available for future repurchases under this program.

For further information on the Parent Company’s share repurchases, see Note 20 to the audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

SCHEDULE II

Frontdoor, Inc.

Valuation and Qualifying Accounts

(In millions)

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions(1)	Balance at End of Period
As of and for the year ended December 31, 2025
Allowance for doubtful accounts:
Accounts receivable	$4	$19	$19	$4
Income tax valuation allowance	1	—	1	—
As of and for the year ended December 31, 2024
Allowance for doubtful accounts:
Accounts receivable	$5	$20	$21	$4
Income tax valuation allowance	1	—	—	1
As of and for the year ended December 31, 2023
Allowance for doubtful accounts:
Accounts receivable	$4	$22	$21	$5
Income tax valuation allowance	—	1	—	1

(1)
Deductions to the allowance for doubtful accounts for accounts receivable reflect write-offs of uncollectible accounts. Deductions to the income tax valuation allowance are primarily attributable to the reduction in net operating loss carryforwards and other deferred tax assets related to the uncertainty of future taxable income in certain jurisdictions.