Form 10-Q
period 2026-03-31
Frontdoor, Inc.
filed 2026-04-30
CIK 1727263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________________________________________

FORM 10-Q

________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

Yes ☐ No ☒

As of April 24, 2026 there were 70,234,922 shares outstanding of the registrant’s common stock, par value $0.01 per share.

Frontdoor, Inc.

Quarterly Report on Form 10-Q

GLOSSARY OF TERMS AND SELECTED ABBREVIATIONS

In order to aid the reader, we have included certain defined terms and abbreviations used throughout this Quarterly Report on Form 10-Q as set forth below:

Term / Abbreviation	Definition
2025 Form 10-K	Frontdoor, Inc. Annual Report on Form 10-K for the year ended December 31, 2025
2-10 HBW	2-10 Holdco, Inc. and its subsidiaries
2-10 HBW Acquisition	Acquisition by Frontdoor, Inc. of all of the issued and outstanding common stock of 2-10 HBW completed on December 19, 2024
AOCI	Accumulated other comprehensive income or loss
ASC	FASB Accounting Standards Codification
ASU	FASB Accounting Standards Update
Credit Agreement	The agreements governing the Credit Facilities
Credit Facilities	The Term Loan Facilities together with the Revolving Credit Facility
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	U.S. Financial Accounting Standards Board
home warranty

A home service contract, sometimes called a residential service contract, home warranty or home protection contract, provides for the repair and/or replacement of certain home systems and appliances for breakdowns that occur as a result of normal wear and tear

HVAC	Heating, ventilation and air conditioning
IRS	Internal Revenue Service
NASDAQ	Nasdaq Global Select Market
new home builder warranty

A written warranty, or a collection of warranties, a builder provides to a new home buyer to define the standards for certain workmanship, distribution systems (e.g., electrical, piping or venting), and/or structural elements in a new home, and which may be backed by insurance and/or surety coverage

Omnibus Plan	Frontdoor, Inc. 2018 Omnibus Incentive Plan
Revolving Credit Facility	$250 million revolving credit facility
SEC	The U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SOFR	Secured Overnight Financing Rate
Term Loan A	$418 million term loan A facility
Term Loan B	$800 million term loan B facility
Term Loan Facilities	The Term Loan A together with the Term Loan B
U.S. or United States	United States of America
U.S. GAAP	Accounting principles generally accepted in the United States of America

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Frontdoor, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(In millions, except per share data)

	Three Months Ended
	March 31,
	2026	2025
Revenue	$451	$426
Cost of services rendered	203	191
Gross Profit	248	235
Selling and administrative expenses	162	151
Depreciation and amortization expense	20	23
Restructuring charges	1	1
Interest expense	19	19
Interest and net investment income	(5)	(6)
Income before Income Taxes	51	48
Provision for income taxes	10	11
Net Income	$41	$37

Other Comprehensive Income (Loss), Net of Income Taxes:
Unrealized gain (loss) on derivative instruments, net of income taxes	4	(7)
Total Other Comprehensive Income (Loss), Net of Income Taxes	4	(7)
Comprehensive Income	$45	$30

Earnings per Share:
Basic	$0.58	$0.50
Diluted	$0.57	$0.49

Weighted-average Common Shares Outstanding:
Basic	70.6	74.7
Diluted	72.2	76.3

See the accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Frontdoor, Inc.

Condensed Consolidated Statements of Financial Position (Unaudited)

(In millions, except share data)

	As of
	March 31,	December 31,
	2026	2025
Assets:
Current Assets:
Cash and cash equivalents	$603	$566
Receivables, less allowance of $3 and $4, respectively	10	10
Prepaid expenses and other current assets	43	44
Assets held for sale	4	4
Total Current Assets	661	624
Other Assets:
Property and equipment, net	54	57
Goodwill	959	959
Intangible assets, net	386	398
Operating lease right-of-use assets	7	7
Deferred reinsurance	65	66
Deferred customer acquisition costs	15	14
Other assets	18	17
Total Assets	$2,164	$2,142
Liabilities and Shareholders' Equity:
Current Liabilities:
Accounts payable	$87	$89
Accrued liabilities:
Payroll and related expenses	32	47
Home warranty claims	64	69
Income taxes payable	35	26
Other	30	34
Deferred revenue	173	107
Current portion of long-term debt	29	29
Total Current Liabilities	451	402
Long-Term Debt	1,138	1,144
Other Long-Term Liabilities:
Deferred tax liabilities, net	54	53
Operating lease liabilities	17	18
Unearned insurance premium	235	236
Long-term deferred revenue	18	19
Other long-term liabilities	22	27
Total Other Long-Term Liabilities	345	354
Commitments and Contingencies (Note 7)
Shareholders' Equity:
Common stock, $0.01 par value; 2,000,000,000 shares authorized; 89,008,654 shares issued and 70,527,394 shares outstanding as of March 31, 2026 and 88,480,560 shares issued and 70,958,215 shares outstanding as of December 31, 2025	1	1
Additional paid-in capital	199	195
Retained earnings	826	785
Accumulated other comprehensive loss	(8)	(12)
Less treasury stock, at cost; 18,481,260 shares as of March 31, 2026 and 17,522,345 shares as of December 31, 2025	(787)	(727)
Total Shareholders' Equity	230	242
Total Liabilities and Shareholders' Equity	$2,164	$2,142

See the accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Frontdoor, Inc.

Condensed Consolidated Statement of Changes in Equity (Unaudited)

(In millions)

	Three Months Ended
	March 31,
	2026	2025
Common Stock:
Balance at beginning of period	$1	$1
Balance at end of period	1	1
Additional Paid-in Capital:
Balance at beginning of period	195	152
Stock-based compensation expense	10	8
Exercise of stock options	4	—
Taxes paid related to net share settlement of equity awards	(11)	(8)
Balance at end of period	199	153
Retained Earnings:
Balance at beginning of period	785	530
Net income	41	37
Balance at end of period	826	567
Accumulated Other Comprehensive (Loss) Income:
Balance at beginning of period	(12)	—
Other comprehensive income (loss), net of tax	4	(7)
Balance at end of period	(8)	(8)
Treasury Stock:
Balance at beginning of period	(727)	(444)
Repurchase of common stock	(61)	(71)
Balance at end of period	(787)	(515)
Total Shareholders' Equity	$230	$198

See the accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Frontdoor, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Three Months Ended
	March 31,
	2026	2025
Cash and Cash Equivalents at Beginning of Period	$566	$421
Cash Flows from Operating Activities:
Net Income	41	37
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization expense	20	23
Deferred income tax benefit	(1)	(1)
Stock-based compensation expense	10	8
Other	(2)	—
Changes in:
Receivables	—	1
Prepaid expenses and other current assets	1	3
Deferred reinsurance	1	(1)
Deferred customer acquisition costs	(1)	(1)
Accounts payable	(2)	5
Deferred revenue	65	61
Accrued liabilities	(23)	(25)
Deferred insurance premiums	(2)	2
Current income taxes	10	11
Net Cash Provided from Operating Activities	119	124
Cash Flows from Investing Activities:
Purchases of property and equipment	(6)	(7)
Purchases of short-term investments and available-for-sale securities	(2)	(6)
Sales and maturities of available-for-sale securities	—	60
Net Cash (Used for) Provided from Investing Activities	(7)	47
Cash Flows from Financing Activities:
Repayments of debt	(7)	(7)
Repurchases of common stock	(61)	(71)
Other financing activities	(7)	(7)
Net Cash Used for Financing Activities	(75)	(85)
Cash Increase During the Period	37	85
Cash and Cash Equivalents at End of Period	$603	$506

See the accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Frontdoor, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Description of Business

Frontdoor is the leading provider of home warranties and new home builder warranties in the United States, as measured by revenue, and operates primarily under the American Home Shield, HSA, OneGuard, Landmark and 2-10 HBW brands. Our customizable home warranties help customers protect and maintain their homes, typically their most valuable asset, from costly and unplanned breakdowns of essential home systems and appliances. Our home warranty customers usually subscribe to an annual service plan agreement that covers the repair or replacement for breakdowns that generally occur as a result of normal wear and tear of major components of up to 29 home systems and appliances, including electrical, plumbing, HVAC systems, water heaters, refrigerators, dishwashers and ranges/ovens/cooktops, as well as optional coverages for pools, spas and pumps. We also offer non-warranty home services, including our HVAC upgrade program and installation of Moen water shut-off devices, and select home maintenance offerings. Non-warranty services are primarily marketed to our existing warranty customer base, enabling incremental revenue opportunities beyond traditional warranty coverage. As of March 31, 2026, we had approximately 2.1 million active home warranties across all brands in the United States. We also offer new home builder warranty solutions, which deliver value to both builders and homeowners through a suite of builder warranty products and support services. We offer flexible builder-backed and insurance-backed warranty options covering workmanship, home distribution systems, and structural components. Additional add-on programs provide service request management for warranties and claims administration for structural warranties.

Note 2. Significant Accounting Policies

Our significant accounting policies are described in Note 2 to the audited consolidated financial statements included in our 2025 Form 10-K. There have been no material changes to our significant accounting policies during the three months ended March 31, 2026.

Restricted Net Assets

There are regulatory restrictions on certain of our subsidiaries under the laws and regulations of the states in which they operate. Among other things, such laws and regulations require certain subsidiaries to maintain funded reserves, minimum capital and net worth requirements, and may limit the amount of ordinary and extraordinary dividends and other payments that these subsidiaries can make to us. As of March 31, 2026, the total assets subject to regulatory restrictions was $156 million. This amount included certificates of deposit of $2 million, which are reported in Prepaid expenses and other current assets on the accompanying condensed consolidated statements of financial position.

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

Basis of Presentation

We recommend that the accompanying condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in our 2025 Form 10-K. The accompanying condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods presented. The results of operations for any interim period are not necessarily indicative of the results that might be achieved for the respective full year.

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

We disaggregate revenue from contracts with customers into major customer acquisition channels. We determined that disaggregating revenue into these categories depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. Revenue by major customer acquisition channel for our home warranties and other revenue is as follows:

	Three Months Ended
	March 31,
(In millions)	2026	2025
Renewals	$352	$333
Real estate(1)	28	27
Direct-to-consumer(1)	31	32
Non-warranty and other	41	33
Total	$451	$426

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

Real estate

Real estate home warranties are primarily sold through annual contracts that occur in connection with a real estate sale. These plans are typically paid in full at closing on the real estate transaction. First-year revenue from the real estate channel is classified as real estate above. At the option of the customer, upon renewal of the contract, the future revenue derived from home warranties sold in this channel is classified as renewal revenue as described above.

Direct-to-consumer

Direct-to-consumer home warranties are primarily sold through annual contracts that occur in response to our marketing efforts. Customer payments for direct-to-consumer sales are primarily received in installments over the contract period. First-year revenue from the direct-to-consumer channel is classified as direct-to-consumer above. At the option of the customer, upon renewal of the contract, the future revenue derived from home warranties sold in this channel is classified as renewal revenue as described above.

Non-warranty and other

Non-warranty and other revenue primarily includes revenue generated by non-warranty home services, including the HVAC upgrade and Moen programs, home maintenance services and new home builder warranties.

Deferred Customer Acquisition Costs

We capitalize the incremental costs of obtaining a contract with a customer and recognize the related expense using the input method in proportion to the costs expected to be incurred in performing services under the contract, over the expected customer relationship period. Deferred customer acquisition costs were $15 million and $14 million as of March 31, 2026 and December 31, 2025, respectively. Amortization of deferred customer acquisition costs was $3 million and $2 million for the three months ended March 31, 2026 and 2025, respectively. There were no impairment losses related to these capitalized costs during the three months ended March 31, 2026 and 2025.

Deferred Policy Acquisition Costs

We capitalize certain costs related to the issuance of insurance policies, net of ceding commission income from reinsurers, under the new home builder warranty program as deferred policy acquisition costs and amortize these costs over the term of the underlying pattern of insurance risk. Ceding commission amounts, which represent a recovery of policy acquisition costs, are treated as a reduction of deferred policy acquisition costs. We anticipate that all deferred policy acquisition costs will be recoverable. Deferred policy acquisition costs were $7 million and $5 million as of March 31, 2026 and December 31, 2025, respectively. Amortization of deferred policy acquisition costs were less than $1 million for each of the three months ended March 31, 2026 and 2025. Deferred policy acquisition costs are recorded in Other assets on the accompanying condensed consolidated statement of financial position.

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

Contract Assets and Liabilities

Contract assets arise when we recognize revenue for our home warranty contracts prior to a customer being invoiced. These timing differences are created when the recognition of revenue in proportion to the costs expected to be incurred in performing the services under the contract are accelerated as compared to the recognition of revenue on a straight-line basis over the contract period. There were no contract assets as of March 31, 2026 and December 31, 2025.

Our contract liabilities consist of deferred revenue which is recognized when cash payments are received in advance of the performance of services, including when the amounts are refundable. Amounts are recognized as revenue in proportion to the costs expected to be incurred in performing services under our contracts.

A summary of the changes in deferred revenue, including the long-term portion, for the three months ended March 31, 2026 is as follows:

(In millions)
Balance as of December 31, 2025	$126
Deferral of revenue	114
Recognition of deferred revenue	(49)
Balance as of March 31, 2026	$191

There was approximately $33 million of revenue recognized during the three months ended March 31, 2026, that was included in the deferred revenue balance as of December 31, 2025.

Unearned Insurance Premium

New home builder warranty revenue is recognized over the life of the contract in proportion to the costs expected to be incurred in performing services under the contract. Amounts not earned and recognized to date are recognized as unearned insurance premium on the accompanying condensed consolidated statement of financial position.

Deferred Reinsurance

In the normal course of business, we seek to reduce our loss exposure in the new home builder warranty program by reinsuring certain levels of risk with reinsurers. Premiums ceded are recognized as a reduction to revenue over the term of underlying insurance policies, and the unexpired portion of reinsurance is deferred and recognized as deferred reinsurance on the accompanying condensed consolidated statement of financial position.

Note 4. Goodwill and Intangible Assets

Goodwill and indefinite-lived intangible assets are not amortized and are subject to assessment for impairment on an annual basis, or more frequently if circumstances indicate a potential impairment. We perform our annual assessment for impairment on October 1 of every year.

The balance of goodwill was $959 million as of March 31, 2026 and December 31, 2025. There were no goodwill impairment charges during the three months ended March 31, 2026 and 2025.

The following table provides a summary of the components of our intangible assets:

	As of March 31, 2026			As of December 31, 2025
		Accumulated			Accumulated
(In millions)	Gross	Amortization	Net	Gross	Amortization	Net
Trade names(1)	$141	$—	$141	$141	$—	$141
Value of business acquired	148	(37)	111	148	(30)	118
Customer relationships(2)	133	(19)	114	321	(213)	108
Other(3)	31	(11)	20	67	(35)	32
Total	$453	$(67)	$386	$676	$(278)	$398

(1)
Not subject to amortization.
(2)
Customer relationships include homeowner, builder and broker relationships.
(3)
Other includes developed technology and other miscellaneous intangibles.

During 2026, we identified all intangible assets that were fully amortized and removed the fully amortized balances from the gross asset and accumulated amortization amounts. This did not have an impact on the consolidated financial statements. Amortization expense was $12 million and $13 million for the three months ended March 31, 2026 and 2025, respectively. There were no intangible asset impairment charges during the three months ended March 31, 2026 and 2025.

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

The weighted-average remaining lease term and weighted-average discount rate related to our operating leases are as follows:

	As of
	March 31,	December 31,
	2026	2025
Weighted-average remaining lease term (years)	8	8
Weighted-average discount rate	6.6%	6.6%

We recognized operating lease expense of less than $1 million for each of the three months ended March 31, 2026 and 2025. These expenses are included in selling and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive income.

Supplemental statement of financial position information related to our operating lease liabilities is as follows:

	As of
	March 31,	December 31,
(In millions)	2026	2025
Other accrued liabilities	$3	$3
Operating lease liabilities	17	18
Total operating lease liabilities	$20	$20

Supplemental cash flow information related to our operating leases is as follows:

	Three Months Ended
	March 31,
(In millions)	2026	2025
Cash paid on operating lease liabilities(1)	$1	$1

(1)
Amount is presented net of cash provided from sublease income.

The following table presents the maturities of our operating lease liabilities as of March 31, 2026:

(In millions)
2026 (remainder)(1)	2
2027(1)	3
2028	3
2029	3
2030	3
Thereafter	10
Total future lease payments(1)	23
Less imputed interest	(5)
Total operating lease liabilities(1)	$18

(1)
Amount is presented net of future sublease income totaling $1 million, which relates to the remainder of the year ending December 31, 2026 and the year ending December 31, 2027.

Note 6. Income Taxes

We are subject to taxation in the United States, various states and foreign jurisdictions. Substantially all of our income before income taxes for the three months ended March 31, 2026 and 2025 was generated in the United States.

We compute interim period income taxes by applying an anticipated annual effective tax rate to our year-to-date income or loss from operations before income taxes, except for significant unusual or infrequently occurring items. As a result, our estimated tax rate is adjusted each quarter. The effective tax rate on income before income taxes was 19.3 percent and 22.3 percent for the three months ended March 31, 2026 and 2025, respectively. The decrease in the effective tax rate for the three months ended March 31, 2026 was primarily due to share-based compensation, offset in part by state income taxes.

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

Unpaid losses and loss adjustment reserves represent the estimated ultimate cost of settling all new home builder warranty claims and include the estimated costs of claims incurred but not reported as of the balance sheet date. The reserve is based upon the facts of each case and our experience with similar cases. The establishment of appropriate reserves is an inherently uncertain and complex process. Reserve estimates are primarily derived using an actuarial estimation process in which historical loss patterns are applied to actual paid losses and reported losses (paid losses plus individual case reserves established by claim adjusters) to create an estimate of how losses are likely to develop over time. We regularly review our estimates of unpaid losses and adjust our estimates when appropriate. We report our unpaid losses and loss adjustment reserves gross of the amounts related to unpaid losses recoverable from reinsurers and net of amounts ceded to reinsurers.

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

In the normal course of business, we periodically enter into guarantee agreements with our subsidiaries under which we agree to pay all liabilities and claims arising from home warranty service contracts sold by the service contract entity in the applicable states if that entity is unable to or does not perform its obligations. We are not required to recognize liabilities for guarantees issued on behalf of our subsidiaries unless it becomes probable that we will have to perform under the guarantees. We currently believe it is unlikely that we would be required to perform or otherwise incur any losses associated with guarantees of our subsidiaries’ obligations. As of March 31, 2026, we had no liability with respect to these guarantees.

Note 8. Stock-Based Compensation

We recognized stock-based compensation expense of $10 million ($5 million, net of tax) and $8 million ($5 million, net of tax) for the three months ended March 31, 2026 and 2025, respectively. These charges are included in selling and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive income.

A summary of awards granted under the Omnibus Plan during the three months ended March 31, 2026 is as follows:

		Weighted-	Weighted-	Weighted-
	Number of	Average	Average	Average
	Awards	Exercise	Grant Date	Vesting
	Granted	Price	Fair Value	Period
Stock options	561,941	53.64	23.32	3.0
Restricted stock units	486,987		53.64	3.0
Performance shares(1)	139,820		53.64	3.0

(1)
The information related to performance shares above assumes 100% of the performance condition, which is based on revenue and Adjusted EBITDA targets, is met. The ultimate number of performance shares that may be earned depends on the achievement of this performance condition.

As of March 31, 2026, there was $79 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options, restricted stock units (“RSUs”) and performance shares. These costs are expected to be recognized over a weighted-average period of 2.36 years.

Note 9. Long-Term Debt

Long-term debt is summarized in the following table:

	As of
	March 31,	December 31,
(In millions)	2026	2025
Term Loan A maturing in 2029(1)	$387	$392
Term Loan B maturing in 2031(2)	780	781
Revolving Credit Facility maturing in 2029	—	—
Total debt	1,167	1,173
Less current portion	(29)	(29)
Total long-term debt	$1,138	$1,144

(1)
Term Loan A is presented net of unamortized debt issuance costs of $5 million as of March 31, 2026 and December 31, 2025.
(2)
Term Loan B is presented net of unamortized debt issuance costs of $9 million as of March 31, 2026 and December 31, 2025, and unamortized discount of $2 million as of March 31, 2026 and December 31, 2025.

As of March 31, 2026, the available borrowing capacity under the Revolving Credit Facility was $250 million, and we were in compliance with the covenants under the Credit Agreement.

Scheduled Debt Payments

The following table presents future scheduled debt payments as of March 31, 2026:

(In millions)
2026 (remainder)	$22
2027	29
2028	29
2029	342
2030	8
Thereafter	752
Total future scheduled debt payments	1,182
Less unamortized debt issuance costs	(13)
Less unamortized discount	(2)
Total debt	$1,167

Note 10. Segments

We operate as one operating and reportable segment. The majority of our revenue is generated from home warranty contracts entered into with our customers. The accounting policies applied to our one operating and reportable segment are described in Note 2 to the audited consolidated financial statements included in our 2025 Form 10-K.

Our chief operating decision maker (“CODM”), who is our Chief Executive Officer, regularly evaluates financial information, primarily revenue, net income and other measures, on a consolidated basis in deciding how to allocate resources and in assessing performance. Additionally, consolidated revenue is one key component of our incentive compensation program.

Information for our one operating and reportable segment is as follows:

	Three Months Ended
	March 31,
(In millions)	2026	2025
Revenue	$451	$426
Cost of services rendered	203	191
Sales and marketing costs	71	65
Customer service costs	30	28
General and administrative costs	61	58
Other segment items (1)	44	47
Net Income	$41	$37

(1)
Other segment items include depreciation and amortization expense, restructuring charges, interest expense, interest and net investment income, and provision for income taxes.

	As of
	March 31,	December 31,
	2026	2025
Total Assets	$2,164	$2,142

Note 11. Supplemental Cash Flow Information

Supplemental information relating to our accompanying condensed consolidated statements of cash flows is as follows:

	Three Months Ended
	March 31,
(In millions)	2026	2025
Cash paid for (received from):
Interest expense	$18	$18
Interest income	(5)	(6)
Income tax payments, net of refunds	1	1

Note 12. Cash and Marketable Securities

Cash, money market funds and certificates of deposits with maturities of three months or less when purchased are included in Cash and cash equivalents on the accompanying condensed consolidated statements of financial position.

Gains and losses on sales of investments, as determined on a specific identification basis, are included in investment income in the period they are realized. We periodically review our portfolio of investments to determine whether there has been an other-than-temporary decline in the value of the investments from factors such as deterioration in the financial condition of the issuer or the market(s) in which the issuer competes. During the three months ended March 31, 2025, there were $48 million in proceeds from sales of securities, $12 million in maturities and less than $1 million in gross realized gains and less than $1 million in gross realized losses resulting from sales of available-for-sale securities. During the three months ended March 31, 2026, there were no proceeds, maturities, gross realized gains and gross realized losses resulting from sales of available-for-sale securities. There were no impairment charges due to other-than-temporary declines in the value of certain investments for the three months ended March 31, 2026 and 2025.

Note 13. Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss), unrealized gains (losses) on derivative instruments and unrealized gains (losses) on marketable securities. We disclose comprehensive income (loss) in the accompanying condensed consolidated statements of operations and comprehensive income and condensed consolidated statements of changes in equity.

A summary of the changes in AOCI is as follows:

Balance at December 31, 2025	$(12)
Other comprehensive income before reclassifications:
Pre-tax amount	5
Tax provision	1
After-tax amount	3
Amounts reclassified from AOCI (1)	1
Total other comprehensive income	4
Balance at March 31, 2026	$(8)

(1)
Amounts are net of income taxes. See the table below on reclassifications out of AOCI for additional information.

A summary of reclassifications out of AOCI is as follows:

	Three Months Ended
	March 31,
(In millions)	2026	2025
Loss (gain) on interest rate swap contracts(1)	$(1)	$1
Total reclassifications during the period	$(1)	$1

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

The effective portion of the gain or loss on our interest rate swap contracts is recorded in AOCI. These amounts are reclassified into earnings in the same period or periods during which the hedged forecasted debt interest settlement affects earnings. See Note 13 to the accompanying condensed consolidated financial statements for the effective portion of the gain or loss on derivative instruments recorded in AOCI and for the amounts reclassified out of AOCI and into earnings during the periods presented. As the underlying forecasted transactions occur during the next 12 months, we estimate the unrealized hedging loss in AOCI expected to be recognized in earnings is $2 million, net of tax, as of March 31, 2026. The amounts ultimately reclassified into earnings during the next 12 months will be determined based on the actual interest rates in effect at the time the positions are settled, and as a result, they could differ materially from our estimate noted above.

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

The period-end carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate their fair values due to the short-term maturities of these financial instruments. The period-end carrying amounts of short-term marketable securities also approximate fair value and primarily consist of certificates of deposit. Unrealized gains and losses are reported net of tax as a component of AOCI in the accompanying condensed consolidated statements of financial position. Any unrealized losses where the decline in value is other than temporary are reported in interest and net investment income in the accompanying condensed consolidated statements of operations and comprehensive income. There were no other-than-temporary declines in value for the periods ended March 31, 2026 and December 31, 2025. The fair value of our debt was estimated based on available market prices for the same or similar instruments that are considered significant other observable inputs (Level 2) within the fair value hierarchy and was based on information available to us as of the respective period-end dates.

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

We did not change our valuation techniques for measuring the fair value of any financial assets and liabilities during the three months ended March 31, 2026. Transfers between hierarchy levels, if any, are recognized at the end of the reporting period. There were no transfers between hierarchy levels during the three months ended March 31, 2026.

The carrying amount and estimated fair value of our financial instruments that are recorded at fair value on a recurring basis for the periods presented are as follows:

		Estimated Fair Value Measurements
		Quoted	Significant
		Prices	Other	Significant
		in Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
(In millions)	Value	(Level 1)	(Level 2)	(Level 3)
As of March 31, 2026:
Interest rate swap (Other accrued liabilities )	$3	$—	$3	$—
Interest rate swap (Other long-term liabilities)	9	—	9	—
Term Loan A	387	—	392	—
Term Loan B	780	—	790	—
Total liabilities	$1,178	$—	$1,194	$—

As of December 31, 2025:
Interest rate swap (Other accrued liabilities )	$4	$—	$4	$—
Interest rate swap (Other long-term liabilities)	13	—	13	—
Term Loan A	392	—	397	—
Term Loan B	781	—	796	—
Total liabilities	$1,190	$—	$1,210	$—

Note 16. Share Repurchase Program

On July 26, 2024, our Board of Directors approved a new share repurchase authorization of up to $650 million of our common stock over the three-year period from September 4, 2024 through September 4, 2027. Purchases under this repurchase program may be made from time to time by the company in the open market at prevailing market prices (including through Rule 10b5-1 Plans), in privately negotiated transactions, or through any combination of these methods, through September 4, 2027. The actual timing, number, manner and value of any shares repurchased will depend on several factors, including the market price of the company’s stock, general market and economic conditions, the company’s liquidity requirements, applicable legal requirements and other business considerations. The repurchase program does not obligate us to acquire any number of shares in any specific period or at all and may be suspended or discontinued at any time at our discretion. As of March 31, 2026, we had $269 million remaining available for future repurchases under this program.

A summary of repurchases of outstanding shares is as follows:

	Three Months Ended
	March 31,
(In millions, except per share data)	2026	2025
Number of shares purchased	958,915	1,440,083
Average price paid per share(1)	$62.57	$48.58
Cost of shares purchased(1)	$60	$70

(1)
The average price paid per share and the cost of shares purchased are calculated on a trade date basis and exclude associated commissions and taxes of $1 million for each of the three months ended March 31, 2026 and 2025.

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

A summary of the calculations of our basic and diluted earnings per share is as follows:

	Three Months Ended
	March 31,
(In millions, except per share data)	2026	2025
Net Income	$41	$37
Weighted-average common shares outstanding:	70.6	74.7
Effect of dilutive securities:
RSUs(1)	0.9	0.9
Stock options(2)	0.4	0.3
Performance options	0.3	0.3
Weighted-average common shares outstanding - assuming dilution:	72.2	76.3
Basic earnings per share	$0.58	$0.50
Diluted earnings per share	$0.57	$0.49

(1)
RSUs of 12,405 shares and 9,400 shares for the three months ended March 31, 2026 and 2025, respectively were not included in the diluted earnings per share calculation because their effect would have been anti-dilutive.
(2)
Stock options to purchase 12,488 shares and 102,520 shares for the three months ended March 31, 2026 and 2025, respectively, were not included in the diluted earnings per share calculation because their effect would have been anti-dilutive.

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

You should read this Quarterly Report on Form 10-Q completely and with the understanding that actual future results may be materially different from expectations. All forward-looking statements made in this report are qualified by these cautionary statements. These forward-looking statements are made only as of the date of this report, and we do not undertake any obligation, other than as may be required by law, to update or revise any forward-looking or cautionary statements to reflect changes in assumptions, the occurrence of events, unanticipated or otherwise, and changes in future operating results over time or otherwise. For a discussion of other important factors that could cause our results to differ materially from those expressed in, or implied by, the forward-looking statements included in this report, you should refer to the risks and uncertainties detailed from time to time in our periodic reports filed with the SEC, including the risk factors discussed in Part I, Item 1A. “Risk Factors” in our 2025 Form 10-K.

SUMMARY OF MATERIAL RISKS

Factors, risks, trends and uncertainties that make an investment in us speculative or risky and that could cause actual results or events to differ materially from those anticipated in our forward-looking statements include the matters described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report as well as Item 1A. Risk Factors in our 2025 Form 10-K filed with the SEC, in addition to the following other factors, risks, trends and uncertainties:

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q, the audited consolidated financial statements and related notes thereto included in our 2025 Form 10-K and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 Form 10-K. The cautionary statements discussed in “Cautionary Statement Concerning Forward-Looking Statements” and elsewhere in this report should be read as applying to all forward-looking statements wherever they appear in this report. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those factors discussed below and elsewhere in this report, particularly in “Cautionary Statement Concerning Forward-Looking Statements” as well as the risk factors discussed in Part I, Item 1A. “Risk Factors” in our 2025 Form 10-K.

Overview

Frontdoor is the leading provider of home warranties and new home builder warranties in the United States, as measured by revenue, and operates primarily under the American Home Shield, HSA, OneGuard, Landmark and 2-10 HBW brands. Our customizable home warranties help customers protect and maintain their homes, typically their most valuable asset, from costly and unplanned breakdowns of essential home systems and appliances. Our home warranty customers usually subscribe to an annual service plan agreement that covers the repair or replacement for breakdowns that generally occur as a result of normal wear and tear of major components of up to 29 home systems and appliances, including electrical, plumbing, HVAC systems, water heaters, refrigerators, dishwashers and ranges/ovens/cooktops, as well as optional coverages for pools, spas and pumps. We also offer non-warranty home services, including our HVAC upgrade program and installation of Moen water shut-off devices, and select home maintenance offerings. Non-warranty services are primarily marketed to our existing warranty customer base, enabling incremental revenue opportunities beyond traditional warranty coverage. As of March 31, 2026, we had approximately 2.1 million active home warranties across all brands in the United States. We also offer new home builder warranty solutions, which deliver value to both builders and homeowners through a suite of builder warranty products and support services. We offer flexible builder-backed and insurance-backed warranty options covering workmanship, home distribution systems, and structural components. Additional add-on programs provide service request management for warranties and claims administration for structural warranties.

For the three months ended March 31, 2026 and 2025, we generated revenue, net income and Adjusted EBITDA of $451 million, $41 million and $104 million, respectively, and $426 million, $37 million and $100 million, respectively. For a reconciliation of net income to Adjusted EBITDA, see “Results of Operations - Adjusted EBITDA.”

For the three months ended March 31, 2026, our total operating revenue included 78 percent of revenue derived from existing customer renewals, six percent from new home warranty sales made in conjunction with existing home real estate transactions, seven percent derived from direct-to-consumer sales, and nine percent derived from the non-warranty and other revenue channels. For the three months ended March 31, 2025, our total operating revenue included 78 percent of revenue derived from existing customer renewals, six percent derived from new home warranty sales made in conjunction with existing home real estate transactions, eight percent derived from direct-to-consumer sales, and eight percent was derived from non-warranty and other revenue channels.

Key Factors and Trends Affecting Our Results of Operations

Macroeconomic Conditions

Current macroeconomic conditions, including inflation, high interest rates, the challenging real estate market, high fuel costs and ongoing global geopolitical issues, may affect existing home sales, consumer sentiment and spending, or labor availability. These conditions may reduce demand for our services, increase our costs or otherwise adversely impact our business. While these macroeconomic conditions generally impact the United States as a whole, we believe our nationwide presence mitigates the impact on us of unfavorable economic conditions in any particular region of the United States.

Our financial condition and results of operations for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 continued to be adversely impacted by the following:

•
Improving but still challenging real estate market conditions, driven by higher home inventory levels offset by a decline in the number of home resale transactions, continue to impact demand for home warranties.
•
Consumer sentiment remains mixed as a result of a broad range of current macroeconomic conditions and volatility, including pressure on consumers' discretionary income and elevated interest rates. We believe this environment continues to impact demand for home warranties.
•
Our labor, parts and equipment costs continue to be impacted by inflation and geopolitical issues.

The ultimate implications of the current macroeconomic conditions on our results of operations and overall financial performance remain uncertain. It remains difficult to predict the overall continuing impact these conditions will have on our business as they may reduce demand for our services, increase our costs or otherwise adversely impact our business.

Seasonality

Our business is subject to seasonal fluctuations, which drive variations in our revenue, net income and Adjusted EBITDA for interim periods. Seasonal fluctuations are primarily driven by a higher number of HVAC work orders with respect to our home warranty business in the summer months. In 2025, approximately 20 percent, 29 percent, 30 percent and 21 percent of our revenue, approximately 14 percent, 44 percent, 41 percent and one percent of our net income, and approximately 18 percent, 36 percent, 35 percent and 11 percent of our Adjusted EBITDA was recognized in the first, second, third and fourth quarters, respectively.

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

While weather variations as described above may affect our business, major weather events and other similar Acts of God, or natural disasters such as hurricanes, tornadoes, typhoons, wildfires or earthquakes, typically do not increase our obligations to provide service. Generally, repairs or replacements of major systems and appliances associated with such isolated events are addressed by homeowners’ and other forms of insurance, as opposed to the home warranties that we offer.

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

Our new home builder warranty business similarly faces competition from other providers of new home builder warranties and builders that self-insure.

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

Non-GAAP Financial Measures

To supplement our results presented in accordance with U.S. GAAP, we have disclosed non-GAAP financial measures that exclude or adjust certain items. We present within this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section the non-GAAP financial measures of Adjusted EBITDA and Free Cash Flow. See “Results of Operations - Adjusted EBITDA” for a reconciliation of net income to Adjusted EBITDA and “Liquidity and Capital Resources - Free Cash Flow” for a reconciliation of net cash provided from operating activities to Free Cash Flow, as well as “Key Business Metrics” for further discussion of Adjusted EBITDA and Free Cash Flow. Management uses Adjusted EBITDA and Adjusted EBITDA margin to facilitate operating performance comparisons from period to period, and Adjusted EBITDA is also a component of our incentive compensation program. We believe these non-GAAP financial measures provide investors, analysts and other interested parties useful information to evaluate our business performance as they facilitate company-to-company operating performance comparisons. Management believes Free Cash Flow is useful as a supplemental measure of our liquidity. Management uses Free Cash Flow to facilitate company-to-company cash flow comparisons, which may vary from company to company for reasons unrelated to operating performance. While we believe these non-GAAP financial measures are useful in evaluating our business, they should be considered as supplemental in nature and are not meant to be considered in isolation or as a substitute for the related financial information prepared in accordance with U.S. GAAP. In addition, these non-GAAP financial measures may not be the same as similarly entitled measures reported by other companies, limiting their usefulness as comparative measures.

Key Business Metrics

We focus on a variety of indicators and key operating and financial metrics to monitor the financial condition and performance of the continuing operations of our business. These metrics include:

Revenue. The majority of our revenue is generated from home warranty contracts entered into with our customers. Home warranty contracts are typically one year in duration. We recognize revenue at the agreed upon contractual amount over time using the input method in proportion to the costs expected to be incurred in performing services under the contracts. Our revenue is primarily a function of the volume and pricing of the services provided to our customers, as well as the mix of services provided. Our revenue volume is impacted by home warranty sales and customer retention. We also generate revenue through our non-warranty and other revenue channel, which primarily includes revenue from non-warranty home services, including the HVAC upgrade and Moen programs, home maintenance services and new home builder warranties. We derive substantially all of our revenue from customers in the United States.

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

Net Income and Earnings Per Share. Net income represents earnings after giving effect to all expenses, other income and expense items, and income taxes. Earnings per share represents net income attributable to common shareholders divided by the weighted-average number of common shares outstanding during the period and is used to measure profitability on a per-share basis. The dilutive effect, if any, of non-qualified stock options, performance options, RSUs, performance shares and deferred shared equivalents are reflected in diluted earnings per share by applying the treasury stock method.

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

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 Form 10-K. There have been no material changes to our critical accounting policies during the three months ended March 31, 2026.

Results of Operations

				% of Revenue
	Three Months Ended		Increase	Three Months Ended
	March 31,		(Decrease)	March 31,
(In millions)	2026	2025	%	2026	2025
Revenue	$451	$426	6%	100%	100%
Cost of services rendered	203	191	7	45	45
Gross Profit	248	235	5	55	55
Selling and administrative expenses	162	151	7	36	35
Depreciation and amortization expense	20	23	(11)	5	5
Restructuring charges	1	1	(8)	—	—
Interest expense	19	19	(3)	4	5
Interest and net investment income	(5)	(6)	(17)	(1)	(1)
Income before Income Taxes	51	48	7	11	11
Provision for income taxes	10	11	(7)	2	2
Net Income	$41	$37	11%	9%	9%

Revenue

We reported revenue of $451 million and $426 million for the three months ended March 31, 2026 and 2025, respectively. The following tables provide a summary of our revenue by major customer acquisition channel for our home warranties and other revenue:

	Three Months Ended
	March 31,		Increase (Decrease)
(In millions)	2026	2025	$	%
Renewals	$352	$333	$18	6%
Real estate(1)	28	27	1	3
Direct-to-consumer(1)	31	32	(2)	(5)
Non-warranty and other	41	33	8	23
Total	$451	$426	$25	6%

(1)
First-year revenue only.

Revenue increased 6 percent for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase in renewal revenue reflects improved price realization resulting from our prior pricing actions. The decrease in direct-to-consumer revenue reflects lower price realization resulting from our discounting efforts, offset, in part, by an increase in the number of direct-to-consumer home warranties. The increase in real estate revenue reflects an increase in the number of first-year real estate home warranties, offset, in part, by lower price realization. The increase in non-warranty and other revenue was primarily driven by growth in our HVAC upgrade program.

The following table provides a summary of the number of home warranties, growth in number of home warranties and customer retention rate:

	As of
	March 31,
(In millions)	2026	2025
Number of home warranties	2.10	2.10
Growth in number of home warranties(1)	—%	7%
Customer retention rate	79.3%	79.9%

(1)
As of March 31, 2025, excluding the 2-10 HBW home warranties acquired on December 19, 2024, the reduction in home warranties was one percent.

Cost of Services Rendered

We reported cost of services rendered of $203 million and $191 million for the three months ended March 31, 2026 and 2025, respectively. The following table provides a summary of the changes in cost of services rendered:

(In millions)
Three Months Ended March 31, 2025	$191
Impact of change in revenue	7
Contract claims costs	6
Three Months Ended March 31, 2026	$203

The increase in cost of services rendered is due to the impact of change in revenue, primarily driven by the increase in non-warranty revenue. The increase in contract claims costs primarily reflects inflationary cost pressures and a higher number of service requests per customer, driven by an unfavorable weather impact of $1 million. Additionally, contract claims costs reflects a $6 million favorable adjustment in the first quarter of 2026 related to the development of prior period claims, compared to a $7 million favorable adjustment in the first quarter of 2025.

Selling and Administrative Expenses

We reported selling and administrative expenses of $162 million and $151 million for the three months ended March 31, 2026 and 2025, respectively. The following table provides a summary of the components of selling and administrative expenses:

	Three Months Ended
	March 31,
(In millions)	2026	2025
Sales and marketing costs	$71	$65
Customer service costs	30	28
General and administrative costs	61	58
Total	$162	$151

The following table provides a summary of the changes in selling and administrative expenses:

(In millions)
Three Months Ended March 31, 2025	$151
Sales and marketing costs	6
Customer service costs	2
Stock-based compensation expense	3
Other general and administrative costs	1
Three Months Ended March 31, 2026	$162

Sales and marketing costs increased due to due to our investment in marketing associated with our direct-to-consumer channel. Customer service costs increased primarily due to personnel costs.

Depreciation and Amortization Expense

Depreciation expense was $8 million and $10 million for the three months ended March 31, 2026 and 2025, respectively. Amortization expense was $12 million and $13 million for the three months ended March 31, 2026 and 2025, respectively.

Interest Expense

Interest expense was $19 million for the three months ended March 31, 2026 and 2025.

Interest and Net Investment Income

Interest and net investment income was $5 million and $6 million for the three months ended March 31, 2026 and 2025, respectively.

Provision for Income Taxes

The effective tax rate on income before income taxes was 19.3 percent and 22.3 percent for the three months ended March 31, 2026 and 2025, respectively. The decrease in the effective tax rate for the three months ended March 31, 2026 was primarily due to share-based compensation, offset in part by state income taxes.

Net Income

Net income was $41 million and $37 million for the three months ended March 31, 2026 and 2025, respectively.

Adjusted EBITDA

Adjusted EBITDA was $104 million and $100 million for the three months ended March 31, 2026 and 2025.

Summary of Changes in Net Income and Adjusted EBITDA

The following table provides a summary of the changes in net income and Adjusted EBITDA:

(In millions)	Net Income	Adjusted EBITDA
Three Months Ended March 31, 2025	$37	$100
Impact of change in revenue	19	19
Contract claims costs	(6)	(6)
Sales and marketing costs	(6)	(6)
Customer service costs	(2)	(2)
Stock-based compensation expense	(3)	—
Other general and administrative costs	(1)	(1)
Depreciation and amortization expense	2	—
Interest expense	1	—
Interest and net investment income	(1)	(1)
Provision for income taxes	1	—
Three Months Ended March 31, 2026	$41	$104

For more information on changes in net income or Adjusted EBITDA, see discussion of individual line items above.

Reconciliation of Net Income to Adjusted EBITDA

A reconciliation of Net Income to Adjusted EBITDA is as follows:

	Three Months Ended
	March 31,
(In millions)	2026	2025
Net Income	$41	$37
Depreciation and amortization expense	20	23
Restructuring charges(1)	1	1
Acquisition and integration costs(1)	2	2
Provision for income taxes	10	11
Non-cash stock-based compensation expense(2)	10	8
Interest expense	19	19
Adjusted EBITDA	$104	$100

(1)
We exclude restructuring charges, acquisition and integration costs and other non-operating expenses from Adjusted EBITDA because we believe they do not reflect our ongoing operations and because we believe doing so is useful to investors in aiding period-to-period comparability.
(2)
We exclude non-cash stock-based compensation expense from Adjusted EBITDA because it is a non-cash expense and because it is not used by management to assess ongoing operational performance. We believe excluding this expense from Adjusted EBITDA is useful to investors in aiding period-to-period comparability.

Liquidity and Capital Resources

Liquidity

Frontdoor is a holding company that derives its operating cash flow from its operating subsidiaries. Our principal sources of liquidity include cash flows generated from operating activities of our subsidiaries and borrowing availability under our Revolving Credit Facility. We have accessed the debt capital markets both opportunistically and as necessary to support the growth of our business, desired leverage levels, and other capital allocation priorities. We believe we have ample liquidity under the Revolving Credit Facility and are generating substantial Free Cash Flow, which together support both organic operations and other capital allocation priorities as they arise. We believe that our liquidity sources are sufficient to satisfy our anticipated operating and debt service requirements over the next twelve months and thereafter for the foreseeable future.

A substantial portion of our liquidity needs are due to debt service requirements on our indebtedness. The Credit Agreement contains covenants that limit or restrict our ability, including the ability of certain of our subsidiaries, to incur additional indebtedness, repurchase debt, incur liens, sell assets, make certain payments (including dividends) and enter into transactions with affiliates. As of March 31, 2026, we were in compliance with the covenants under the Credit Agreement. We do not believe current macroeconomic conditions will affect our ongoing ability to meet our debt covenants.

Cash and cash equivalents totaled $603 million and $566 million as of March 31, 2026 and December 31, 2025, respectively. Our cash and cash equivalents include balances associated with regulatory requirements in our business. As of March 31, 2026 and December 31, 2025, the total assets subject to these third-party restrictions were $156 million and $151 million, respectively. As of March 31, 2026, the available borrowing capacity under the Revolving Credit Facility was $250 million. We currently believe that cash generated from operations, our cash on hand and available borrowing capacity under the Revolving Credit Facility as of March 31, 2026 will provide us with sufficient liquidity to meet our obligations in the short- and long-term.

We closely monitor the performance of our investment portfolio, primarily consisting of cash deposits. We regularly review applicable statutory reserve requirements to which our regulated entities may be subject and any changes to such requirements. These reviews may result in identifying current reserve levels above or below minimum statutory reserve requirements, in which case we may adjust our reserves. The reviews may also identify opportunities to satisfy certain regulatory reserve requirements through alternate financial vehicles.

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

Share Repurchase Program

On July 26, 2024, our Board of Directors approved a new share repurchase authorization of up to $650 million of our common stock over the three-year period from September 4, 2024 through September 4, 2027. Purchases under this repurchase program may be made from time to time by the company in the open market at prevailing market prices (including through Rule 10b5-1 Plans), in privately negotiated transactions, or through any combination of these methods, through September 4, 2027. The actual timing, number, manner and value of any shares repurchased will depend on several factors, including the market price of the company’s stock, general market and economic conditions, the company’s liquidity requirements, applicable legal requirements and other business considerations. The repurchase program does not obligate us to acquire any number of shares in any specific period or at all and may be suspended or discontinued at any time at our discretion. We repurchased a total of 7,070,122 outstanding shares for the three months ended March 31, 2026 at an aggregate cost of $381 million under this program, which is included in treasury stock on the condensed consolidated statements of financial position included in Part I, Item 1 of this Quarterly Report on Form 10-Q. As of March 31, 2026, we had $269 million remaining available for future repurchases under this program. We expect to fund future share repurchases from net cash provided from operating activities.

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

Furthermore, there are regulatory restrictions on certain of our subsidiaries to transfer funds to us. The payments of ordinary and extraordinary dividends by certain of our subsidiaries (through which we conduct our business) are subject to significant regulatory restrictions under the laws and regulations of the states in which they operate. Among other things, such laws and regulations require certain subsidiaries to maintain funded reserves, minimum capital and net worth requirements and may limit the amount of ordinary and extraordinary dividends and other payments that these subsidiaries can pay to us. None of our subsidiaries are obligated to make funds available to us through the payment of dividends.

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows included in Part I, Item 1 of this Quarterly Report on Form 10-Q are summarized in the following table:

	Three Months Ended
	March 31,
(In millions)	2026	2025
Net cash provided from (used for):
Operating activities	$119	$124
Investing activities	(7)	47
Financing activities	(75)	(85)
Cash increase during the period	$37	$85

Operating Activities

Net cash provided from operating activities was $119 million and $124 million for the three months ended March 31, 2026 and 2025, respectively.

Net cash provided from operating activities for the three months ended March 31, 2026 comprised $69 million in earnings adjusted for non-cash charges, offset, in part, by $50 million in cash used primarily for working capital. Cash provided from working capital was primarily driven by seasonality, offset, in part, by payments of accrued bonuses.

Net cash provided from operating activities for the three months ended March 31, 2025 comprised $67 million in earnings adjusted for non-cash charges and $57 million in cash provided from working capital. Cash provided from working capital was primarily driven by seasonality, offset, in part, by payments of accrued bonuses.

Investing Activities

Net cash used for investing activities was $7 million for the three months ended March 31, 2026 as compared to net cash provided from investing activities of $47 million for the three months ended March 31, 2025.

For the three months ended March 31, 2026, cash used for purchases of short-term investments was $2 million. Capital expenditures were $6 million for three months ended March 31, 2026 and included recurring capital needs and technology projects. We have no additional material capital commitments at this time.

For the three months ended March 31, 2025, cash provided from sales and maturities of available-for-sale securities was $60 million, and purchases of available-for-sale securities was $6 million. Capital expenditures were $7 million for three months ended March 31, 2025, and included recurring capital needs and technology projects.

Financing Activities

Net cash used for financing activities was $75 million and $85 million for the three months ended March 31, 2026 and 2025, respectively.

For the three months ended March 31, 2026, we made scheduled principal payments of debt of $7 million and purchased outstanding shares of our common stock at an aggregate cost of $61 million. Repurchases of common stock included associated commissions and taxes of $1 million.

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

Free Cash Flow

The following table reconciles net cash provided from operating activities, which we consider to be the most directly comparable U.S. GAAP measure, to Free Cash Flow using data derived from the condensed consolidated statements of cash flows in Part 1, Item 1 of this Quarterly Report on Form 10-Q:

	Three Months Ended
	March 31,
(In millions)	2026	2025
Net cash provided from operating activities	$119	$124
Property additions	(6)	(7)
Free Cash Flow	$114	$117

Contractual Obligations

Our 2025 Form 10-K includes disclosures of our contractual obligations and commitments as of December 31, 2025. We continue to make the contractually required payments associated with these commitments. There are no significant additions to our obligations and commitments since those reported in the 2025 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt and by utilizing an interest rate swap. There have been no material changes to the market risk associated with debt obligations and other significant instruments from the risks described in Part II, Item 7A in our 2025 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated (pursuant to Rule 13a-15(b) of the Exchange Act) the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of March 31, 2026. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.

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

ITEM 1A. RISK FACTORS

For information regarding factors that could affect our business, financial condition or results of operations, see the risk factors discussed in Part I, Item 1A. “Risk Factors” in our 2025 Form 10-K. There have been no material changes to the risk factors disclosed in our 2025 Form 10-K during the three months ended March 31, 2026. The risks described in our 2025 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial could also materially and adversely affect our business, financial condition or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On July 26, 2024, our Board of Directors approved a new share repurchase authorization of up to $650 million of our common stock over the three-year period from September 4, 2024 through September 4, 2027. As of March 31, 2026, we had $269 million remaining available for future repurchase under this program. See Liquidity and Capital Resources – Liquidity in Part I, Item 2 of this Quarterly Report on Form 10-Q for more information.

Period	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs (in millions)
Jan. 1, 2026 through Jan. 31, 2026	252,552	$59.39	252,552	$314
Feb. 1, 2026 through Feb 28, 2026	404,325	61.83	404,325	289
Mar. 1, 2026 through Mar. 31, 2026	302,038	66.22	302,038	269
Total	958,915	$62.57	958,915	$269

(1)
The average price paid per share is calculated on a trade date basis and excludes associated commissions and taxes.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

No Rule 10b5-1 trading arrangements or “non-Rule 10b5-1 trading arrangements” (as defined by S-K Item 408(c)) were entered into or terminated by our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) during the first quarter of 2026.

ITEM 6. EXHIBITS

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

FRONTDOOR, INC.

Date: April 30, 2026	By:	/s/ Jason L. Bailey
		Name:	Jason L. Bailey
		Title:	Senior Vice President and Chief Financial Officer (principal financial officer)