Form 10-Q
period 2026-06-30
Frontdoor, Inc.
filed 2026-08-06
CIK 1727263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________________________________________

FORM 10-Q

________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

Yes ☐ No ☒

As of July 31, 2026 there were 68,893,316 shares outstanding of the registrant’s common stock, par value $0.01 per share.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Frontdoor, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(In millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenue	$645	$617	$1,096	$1,043
Cost of services rendered	267	261	470	452
Gross Profit	378	356	626	591
Selling and administrative expenses	176	172	338	323
Depreciation and amortization expense	20	21	40	44
Restructuring charges	2	—	3	—
Interest expense	19	20	38	39
Interest and net investment income	(5)	(4)	(11)	(10)
Income before Income Taxes	167	146	218	194
Provision for income taxes	41	36	51	46
Net Income	$125	$111	$167	$148

Other Comprehensive Income (Loss), Net of Income Taxes:
Unrealized gain (loss) on derivative instruments, net of income taxes	4	(5)	8	(12)
Total Other Comprehensive Income (Loss), Net of Income Taxes	4	(5)	8	(12)
Comprehensive Income	$130	$106	$175	$136

Earnings per Share:
Basic	$1.80	$1.51	$2.37	$2.00
Diluted	$1.76	$1.48	$2.33	$1.96

Weighted-average Common Shares Outstanding:
Basic	69.9	73.5	70.2	74.1
Diluted	71.1	74.7	71.6	75.3

See the accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Frontdoor, Inc.

Condensed Consolidated Statements of Financial Position (Unaudited)

(In millions, except share data)

	As of
	June 30,	December 31,
	2026	2025
Assets:
Current Assets:
Cash and cash equivalents	$627	$566
Receivables, less allowance of $4 and $4, respectively	11	10
Prepaid expenses and other current assets	45	44
Contract assets	9	—
Assets held for sale	—	4
Total Current Assets	692	624
Other Assets:
Property and equipment, net	53	57
Goodwill	963	959
Intangible assets, net	374	398
Operating lease right-of-use assets	7	7
Deferred reinsurance	66	66
Deferred customer acquisition costs	15	14
Other assets	17	17
Total Assets	$2,186	$2,142
Liabilities and Shareholders' Equity:
Current Liabilities:
Accounts payable	$118	$89
Accrued liabilities:
Payroll and related expenses	26	47
Home warranty claims	82	69
Income taxes payable	45	26
Other	32	34
Deferred revenue	103	107
Current portion of long-term debt	29	29
Total Current Liabilities	435	402
Long-Term Debt	1,131	1,144
Other Long-Term Liabilities:
Deferred tax liabilities, net	54	53
Operating lease liabilities	16	18
Unearned insurance premium	236	236
Long-term deferred revenue	15	19
Other long-term liabilities	15	27
Total Other Long-Term Liabilities	336	354
Commitments and Contingencies (Note 7)
Shareholders' Equity:
Common stock, $0.01 par value; 2,000,000,000 shares authorized; 89,177,293 shares issued and 69,284,644 shares outstanding as of June 30, 2026 and 88,480,560 shares issued and 70,958,215 shares outstanding as of December 31, 2025	1	1
Additional paid-in capital	214	195
Retained earnings	952	785
Accumulated other comprehensive loss	(4)	(12)
Less treasury stock, at cost; 19,892,649 shares as of June 30, 2026 and 17,522,345 shares as of December 31, 2025	(879)	(727)
Total Shareholders' Equity	284	242
Total Liabilities and Shareholders' Equity	$2,186	$2,142

See the accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Frontdoor, Inc.

Condensed Consolidated Statement of Changes in Equity (Unaudited)

(In millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Common Stock:
Balance at beginning of period	$1	$1	$1	$1
Balance at end of period	1	1	1	1
Additional Paid-in Capital:
Balance at beginning of period	199	153	195	152
Stock-based compensation expense	11	9	21	17
Exercise of stock options	5	5	9	6
Issuance of common stock related to ESPP	1	1	1	1
Taxes paid related to net share settlement of equity awards	(1)	(1)	(12)	(9)
Balance at end of period	214	167	214	167
Retained Earnings:
Balance at beginning of period	826	567	785	530
Net income	125	111	167	148
Balance at end of period	952	678	952	678
Accumulated Other Comprehensive (Loss) Income:
Balance at beginning of period	(8)	(8)	(12)	—
Other comprehensive income (loss), net of tax	4	(5)	8	(12)
Balance at end of period	(4)	(13)	(4)	(13)
Treasury Stock:
Balance at beginning of period	(787)	(515)	(727)	(444)
Repurchase of common stock	(92)	(65)	(152)	(135)
Balance at end of period	(879)	(580)	(879)	(580)
Total Shareholders' Equity	$284	$254	$284	$254

See the accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Frontdoor, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Six Months Ended
	June 30,
	2026	2025
Cash and Cash Equivalents at Beginning of Period	$566	$421
Cash Flows from Operating Activities:
Net Income	167	148
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization expense	40	44
Deferred income tax benefit	(3)	(4)
Stock-based compensation expense	21	17
Other	(3)	2
Changes in:
Receivables	—	(1)
Prepaid expenses and other current assets	(12)	(10)
Deferred reinsurance	—	(2)
Deferred customer acquisition costs	(1)	(1)
Accounts payable	29	35
Deferred revenue	(8)	(11)
Accrued liabilities	(8)	6
Deferred insurance premiums	—	6
Current income taxes	24	22
Net Cash Provided from Operating Activities	245	251
Cash Flows from Investing Activities:
Purchases of property and equipment	(12)	(14)
Business acquisitions, net of cash acquired	—	3
Purchases of short-term investments and available-for-sale securities	(2)	(6)
Sales and maturities of available-for-sale securities	—	60
Net Cash (Used for) Provided from Investing Activities	(14)	42
Cash Flows from Financing Activities:
Repayments of debt	(14)	(14)
Repurchases of common stock	(152)	(135)
Other financing activities	(3)	(3)
Net Cash Used for Financing Activities	(169)	(153)
Cash Increase During the Period	62	141
Cash and Cash Equivalents at End of Period	$627	$562

See the accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Frontdoor, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Description of Business

Frontdoor is the leading provider of home warranties and new home builder warranties in the United States, as measured by revenue, and operates primarily under the American Home Shield, HSA, OneGuard, Landmark and 2-10 HBW brands. Our customizable home warranties help customers protect and maintain their homes, typically their most valuable asset, from costly and unplanned breakdowns of essential home systems and appliances. Our home warranty customers usually subscribe to an annual service plan agreement that covers the repair or replacement for breakdowns that generally occur as a result of normal wear and tear of major components of up to 29 home systems and appliances, including electrical, plumbing, HVAC systems, water heaters, refrigerators, dishwashers and ranges/ovens/cooktops, as well as optional coverages for pools, spas and pumps. We also offer non-warranty home services, including our HVAC upgrade program and installation of Moen water shut-off devices, and select home maintenance offerings. Non-warranty services are primarily marketed to our existing warranty customer base, enabling incremental revenue opportunities beyond traditional warranty coverage. As of June 30, 2026, we had approximately 2.1 million active home warranties across all brands in the United States. We also offer new home builder warranty solutions, which deliver value to both builders and homeowners through a suite of builder warranty products and support services. We offer flexible builder-backed and insurance-backed warranty options covering workmanship, home distribution systems, and structural components. Additional add-on programs provide service request management for warranties and claims administration for structural warranties.

Note 2. Significant Accounting Policies

Our significant accounting policies are described in Note 2 to the audited consolidated financial statements included in our 2025 Form 10-K. There have been no material changes to our significant accounting policies during the six months ended June 30, 2026.

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

Restricted Net Assets

There are regulatory restrictions on certain of our subsidiaries under the laws and regulations of the states in which they operate. Among other things, such laws and regulations require certain subsidiaries to maintain funded reserves, minimum capital and net worth requirements, and may limit the amount of ordinary and extraordinary dividends and other payments that these subsidiaries can make to us. As of June 30, 2026, the total assets subject to regulatory restrictions was $157 million. This amount included certificates of deposit of $2 million, which are reported in Prepaid expenses and other current assets on the accompanying condensed consolidated statements of financial position.

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

On April 30, 2026, we completed the sale of 2-10 HBW's corporate office in Aurora, Colorado, that had been previously classified as held for sale. As of June 30, 2026, we had no real estate classified as held for sale.

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

We disaggregate revenue from contracts with customers into major customer acquisition channels. We determined that disaggregating revenue into these categories depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. Revenue by major customer acquisition channel for our home warranties and other revenue is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2026	2025	2026	2025
Renewals	$479	$461	$830	$794
Real estate(1)	45	44	73	71
Direct-to-consumer(1)	55	56	85	88
Non-warranty and other	67	56	108	90
Total	$645	$617	$1,096	$1,043

(1)
First-year revenue only.

Our home warranty contracts have one primary performance obligation, which is to provide for the repair or replacement of essential home systems and appliances, as applicable per the contracts. We recognize revenue at the agreed upon contractual amount over time using the input method in proportion to the costs expected to be incurred in performing services under the contracts. Those costs bear a direct relationship to the fulfillment of our obligations under the contracts and are representative of the relative fair value of the services provided to the customer. As the costs to fulfill the obligations of the home warranties are incurred on an other-than-straight-line basis, we utilize historical evidence to estimate the expected claims expense and related timing of such costs and make a corresponding adjustment each period to the timing of our related revenue recognition. This adjustment to the straight-line revenue creates a contract asset or contract liability, as described under the heading “Contract Assets and Liabilities” below. We regularly review our estimates of claims costs and adjust these estimates when appropriate.

Renewals

Revenue from customer renewals of home warranty contracts, which were previously initiated in the real estate or direct-to-consumer channel, are classified as renewal revenue in the immediately preceding table. Renewals relate to consecutive contract periods and take place at the end of the first year of a real estate or direct-to-consumer home warranty contract and continue to be categorized in our renewal channel thereafter. Customer payments for renewals are primarily received in installments over the new contract period.

Real estate

Real estate home warranties are primarily sold through annual contracts that occur in connection with a real estate sale. These plans are typically paid in full at closing on the real estate transaction. First-year revenue from the real estate channel is classified as real estate in the immediately preceding table. At the option of the customer, upon renewal of the contract, the future revenue derived from home warranties sold in this channel is classified as renewal revenue as described under the heading "Renewals" above.

Direct-to-consumer

Direct-to-consumer home warranties are primarily sold through annual contracts that occur in response to our marketing efforts. Customer payments for direct-to-consumer sales are primarily received in installments over the contract period. First-year revenue from the direct-to-consumer channel is classified as direct-to-consumer in the immediately preceding table. At the option of the customer, upon renewal of the contract, the future revenue derived from home warranties sold in this channel is classified as renewal revenue as described under the heading "Renewals" above.

Non-warranty and other

Non-warranty and other revenue primarily includes revenue generated by non-warranty home services, including the HVAC upgrade and Moen programs, home maintenance services and new home builder warranties.

Deferred Customer Acquisition Costs

We capitalize the incremental costs of obtaining a contract with a customer and recognize the related expense using the input method in proportion to the costs expected to be incurred in performing services under the contract, over the expected customer relationship period. Deferred customer acquisition costs were $15 million and $14 million as of June 30, 2026 and December 31, 2025, respectively. Amortization of deferred customer acquisition costs was $4 million and $3 million for the three months ended June 30, 2026 and 2025, respectively, and $7 million and $6 million for the six months ended June 30, 2026 and 2025, respectively. There were no impairment losses related to these capitalized costs during the six months ended June 30, 2026 and 2025.

Deferred Policy Acquisition Costs

We capitalize certain costs related to the issuance of insurance policies, net of ceding commission income from reinsurers, under the new home builder warranty program as deferred policy acquisition costs and amortize these costs over the term of the underlying pattern of insurance risk. Ceding commission amounts, which represent a recovery of policy acquisition costs, are treated as a reduction of deferred policy acquisition costs. We anticipate that all deferred policy acquisition costs will be recoverable. Deferred policy acquisition costs were $8 million and $5 million as of June 30, 2026 and December 31, 2025, respectively. Amortization of deferred policy acquisition costs were less than $1 million for each of the three and six months ended June 30, 2026 and 2025. Deferred policy acquisition costs are recorded in Other assets on the accompanying condensed consolidated statement of financial position.

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

Contract Assets and Liabilities

Contract assets arise when we recognize revenue for our home warranty contracts prior to a customer being invoiced. These timing differences are created when the recognition of revenue in proportion to the costs expected to be incurred in performing the services under the contract are accelerated as compared to the recognition of revenue on a straight-line basis over the contract period. Contract assets were $9 million as of June 30, 2026. There were no contract assets as of December 31, 2025.

Our contract liabilities consist of deferred revenue which is recognized when cash payments are received in advance of the performance of services, including when the amounts are refundable. Amounts are recognized as revenue in proportion to the costs expected to be incurred in performing services under our contracts.

A summary of the changes in deferred revenue, including the long-term portion, for the six months ended June 30, 2026 is as follows:

(In millions)
Balance as of December 31, 2025	$126
Deferral of revenue	109
Recognition of deferred revenue	(117)
Balance as of June 30, 2026	$118

There was approximately $72 million of revenue recognized during the six months ended June 30, 2026, that was included in the deferred revenue balance as of December 31, 2025.

Unearned Insurance Premium

New home builder warranty revenue is recognized over the life of the contract in proportion to the costs expected to be incurred in performing services over the term of the underlying pattern of insurance risk. Amounts not earned and recognized to date are recognized as unearned insurance premium on the accompanying condensed consolidated statement of financial position.

Deferred Reinsurance

In the normal course of business, we seek to reduce our loss exposure in the new home builder warranty program by reinsuring certain levels of risk with reinsurers. Premiums ceded are recognized as a reduction to revenue over the term of underlying pattern of insurance risk, and the unexpired portion of reinsurance is deferred and recognized as deferred reinsurance on the accompanying condensed consolidated statement of financial position.

Note 4. Goodwill and Intangible Assets

Goodwill and indefinite-lived intangible assets are not amortized and are subject to assessment for impairment on an annual basis, or more frequently if circumstances indicate a potential impairment. We perform our annual assessment for impairment on October 1 of every year.

The balance of goodwill was $963 million and $959 million as of June 30, 2026 and December 31, 2025, respectively. There were no goodwill impairment charges during the six months ended June 30, 2026 and 2025. During the six months ended June 30, 2026, we identified an additional required payment to 2-10 HBW Acquisition, L.P., a Delaware limited partnership and the seller of 2-10 HBW, under the provisions of the purchase agreement that should have been recognized as part of the purchase price allocation. This resulted in an increase to goodwill of $4 million. The adjustment was not material to the prior and current period consolidated financial statements.

The following table provides a summary of the components of our intangible assets:

	As of June 30, 2026			As of December 31, 2025
		Accumulated			Accumulated
(In millions)	Gross	Amortization	Net	Gross	Amortization	Net
Trade names(1)	$141	$—	$141	$141	$—	$141
Value of business acquired	148	(43)	105	148	(30)	118
Customer relationships(2)	133	(23)	110	321	(213)	108
Other(3)	31	(13)	18	67	(35)	32
Total	$453	$(79)	$374	$676	$(278)	$398

(1)
Not subject to amortization.
(2)
Customer relationships include homeowner, builder and broker relationships.
(3)
Other includes developed technology and other miscellaneous intangibles.

During 2026, we identified all intangible assets that were fully amortized and removed the fully amortized balances from the gross asset and accumulated amortization amounts. This did not have an impact on the consolidated financial statements. Amortization expense was $12 million for each of the three months ended June 30, 2026 and 2025, and $24 million and $25 million for the six months ended June 30, 2026 and 2025, respectively. There were no intangible asset impairment charges during the six months ended June 30, 2026 and 2025.

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

The weighted-average remaining lease term and weighted-average discount rate related to our operating leases are as follows:

	As of
	June 30,	December 31,
	2026	2025
Weighted-average remaining lease term (years)	7	8
Weighted-average discount rate	6.6%	6.6%

We recognized operating lease expense of less than $1 million for each of the three and six months ended June 30, 2026 and 2025. These expenses are included in selling and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive income.

Supplemental statement of financial position information related to our operating lease liabilities is as follows:

	As of
	June 30,	December 31,
(In millions)	2026	2025
Other accrued liabilities	$3	$3
Operating lease liabilities	16	18
Total operating lease liabilities	$19	$20

Supplemental cash flow information related to our operating leases is as follows:

	Six Months Ended
	June 30,
(In millions)	2026	2025
Cash paid on operating lease liabilities(1)	$1	$2

(1)
Amount is presented net of cash provided from sublease income.

The following table presents the maturities of our operating lease liabilities as of June 30, 2026:

(In millions)
2026 (remainder)(1)	1
2027(1)	3
2028	3
2029	3
2030	3
Thereafter	10
Total future lease payments(1)	23
Less imputed interest	(5)
Total operating lease liabilities(1)	$18

(1)
Amount is presented net of future sublease income totaling $1 million, which relates to the remainder of the year ending December 31, 2026 and the year ending December 31, 2027.

Note 6. Income Taxes

We are subject to taxation in the United States, various states and foreign jurisdictions. Substantially all of our income before income taxes for the six months ended June 30, 2026 and 2025 was generated in the United States.

We compute interim period income taxes by applying an anticipated annual effective tax rate to our year-to-date income or loss from operations before income taxes, except for significant unusual or infrequently occurring items. As a result, our estimated tax rate is adjusted each quarter. The effective tax rate on income before income taxes was 24.7 percent and 24.3 percent for the three months ended June 30, 2026 and 2025, respectively, and 23.5 percent and 23.8 percent for the six months ended June 30, 2026 and 2025, respectively.

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

In the normal course of business, we periodically enter into guarantee agreements with our subsidiaries under which we agree to pay all liabilities and claims arising from home warranty service contracts sold by the service contract entity in the applicable states if that entity is unable to or does not perform its obligations. We are not required to recognize liabilities for guarantees issued on behalf of our subsidiaries unless it becomes probable that we will have to perform under the guarantees. We currently believe it is unlikely that we would be required to perform or otherwise incur any losses associated with guarantees of our subsidiaries’ obligations. As of June 30, 2026, we had no liability with respect to these guarantees.

Note 8. Stock-Based Compensation

We recognized stock-based compensation expense of $11 million ($9 million, net of tax) and $9 million ($7 million, net of tax) for the three months ended June 30, 2026 and 2025, respectively, and $21 million ($14 million, net of tax) and $17 million ($12 million, net of tax) for the six months ended June 30, 2026 and 2025, respectively. These charges are included in selling and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive income.

A summary of awards granted under the Omnibus Plan during the six months ended June 30, 2026 is as follows:

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

As of June 30, 2026, there was $68 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options, restricted stock units (“RSUs”) and performance shares. These costs are expected to be recognized over a weighted-average period of 2.15 years.

Note 9. Long-Term Debt

Long-term debt is summarized in the following table:

	As of
	June 30,	December 31,
(In millions)	2026	2025
Term Loan A maturing in 2029(1)	$382	$392
Term Loan B maturing in 2031(2)	778	781
Revolving Credit Facility maturing in 2029	—	—
Total debt	1,160	1,173
Less current portion	(29)	(29)
Total long-term debt	$1,131	$1,144

(1)
Term Loan A is presented net of unamortized debt issuance costs of $4 million and $5 million as of June 30, 2026 and December 31, 2025, respectively.
(2)
Term Loan B is presented net of unamortized debt issuance costs of $8 million and $9 million as of June 30, 2026 and December 31, 2025, respectively, and unamortized discount of $2 million as of June 30, 2026 and December 31, 2025.

As of June 30, 2026, the available borrowing capacity under the Revolving Credit Facility was $250 million, and we were in compliance with the covenants under the Credit Agreement.

Scheduled Debt Payments

The following table presents future scheduled debt payments as of June 30, 2026:

(In millions)
2026 (remainder)	$14
2027	29
2028	29
2029	342
2030	8
Thereafter	752
Total future scheduled debt payments	1,174
Less unamortized debt issuance costs	(13)
Less unamortized discount	(2)
Total debt	$1,160

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

Information for our one operating and reportable segment is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2026	2025	2026	2026
Revenue	$645	$617	$1,096	$1,043
Cost of services rendered	267	261	470	452
Sales and marketing costs	85	82	156	147
Customer service costs	32	30	62	58
General and administrative costs	59	61	120	118
Other segment items (1)	77	72	121	119
Net Income	$125	$111	$167	$148

(1)
Other segment items include depreciation and amortization expense, restructuring charges, interest expense, interest and net investment income, and provision for income taxes.

	As of
	June 30,	December 31,
	2026	2025
Total Assets	$2,186	$2,142

Note 11. Supplemental Cash Flow Information

Supplemental information relating to our accompanying condensed consolidated statements of cash flows is as follows:

	Six Months Ended
	June 30,
(In millions)	2026	2025
Cash paid for (received from):
Interest expense	$36	$37
Interest income	(11)	(10)
Income tax payments, net of refunds	30	28

Note 12. Cash and Marketable Securities

Cash, money market funds and certificates of deposits with maturities of three months or less when purchased are included in Cash and cash equivalents on the accompanying condensed consolidated statements of financial position.

Gains and losses on sales of investments, as determined on a specific identification basis, are included in investment income in the period they are realized. We periodically review our portfolio of investments to determine whether there has been an other-than-temporary decline in the value of the investments from factors such as deterioration in the financial condition of the issuer or the market(s) in which the issuer competes. During the three months ended June 30, 2025, there were less than $1 million in proceeds from each of sales of securities, maturities, gross realized gains and gross realized losses resulting from sales of available-for-sale securities. During the six months ended June 30, 2025, there were $48 million in proceeds from sales of securities, $12 million in maturities and less than $1 million in each of gross realized gains and gross realized losses resulting from sales of available-for-sale securities. During the three and six months ended June 30, 2026, there were no proceeds, maturities, gross realized gains and gross realized losses resulting from sales of available-for-sale securities. There were no impairment charges due to other-than-temporary declines in the value of certain investments for the six months ended June 30, 2026 and 2025.

Note 13. Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss), unrealized gains (losses) on derivative instruments and unrealized gains (losses) on marketable securities. We disclose comprehensive income (loss) in the accompanying condensed consolidated statements of operations and comprehensive income and condensed consolidated statements of changes in equity.

A summary of the changes in AOCI is as follows:

	Unrealized Gains (Losses) on Derivative Instruments, Net	Gains (Losses) on Foreign Currency Transactions, Net	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2025	$(12)	$—	$(12)
Other comprehensive income before reclassifications	8	(1)	7
Amounts reclassified from AOCI (1)	1	—	1
Balance at June 30, 2026	$(3)	$(1)	$(4)

(1)
Amounts are net of income taxes. See the table below on reclassifications out of AOCI for additional information.

A summary of reclassifications out of AOCI is as follows:

	Six Months Ended
	June 30,
(In millions)	2026	2025
Loss (gain) on interest rate swap contracts(1)	$(1)	$3
Impact of income taxes (2)	—	(1)
Total reclassifications during the period	$(1)	$2

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

The effective portion of the gain or loss on our interest rate swap contracts is recorded in AOCI. These amounts are reclassified into earnings in the same period or periods during which the hedged forecasted debt interest settlement affects earnings. See Note 13 to the accompanying condensed consolidated financial statements for the effective portion of the gain or loss on derivative instruments recorded in AOCI and for the amounts reclassified out of AOCI and into earnings during the periods presented. As the underlying forecasted transactions occur during the next 12 months, we estimate the unrealized hedging loss in AOCI expected to be recognized in earnings is $1 million, net of tax, as of June 30, 2026. The amounts ultimately reclassified into earnings during the next 12 months will be determined based on the actual interest rates in effect at the time the positions are settled, and as a result, they could differ materially from our estimate noted above.

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

The period-end carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate their fair values due to the short-term maturities of these financial instruments. The period-end carrying amounts of short-term marketable securities also approximate fair value and primarily consist of certificates of deposit. Unrealized gains and losses are reported net of tax as a component of AOCI in the accompanying condensed consolidated statements of financial position. Any unrealized losses where the decline in value is other than temporary are reported in interest and net investment income in the accompanying condensed consolidated statements of operations and comprehensive income. There were no other-than-temporary declines in value for the periods ended June 30, 2026 and December 31, 2025. The fair value of our debt was estimated based on available market prices for the same or similar instruments that are considered significant other observable inputs (Level 2) within the fair value hierarchy and was based on information available to us as of the respective period-end dates.

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

We did not change our valuation techniques for measuring the fair value of any financial assets and liabilities during the six months ended June 30, 2026. Transfers between hierarchy levels, if any, are recognized at the end of the reporting period. There were no transfers between hierarchy levels during the six months ended June 30, 2026.

The carrying amount and estimated fair value of our financial instruments that are recorded at fair value on a recurring basis for the periods presented are as follows:

		Estimated Fair Value Measurements
		Quoted	Significant
		Prices	Other	Significant
		in Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
(In millions)	Value	(Level 1)	(Level 2)	(Level 3)
As of June 30, 2026:
Interest rate swap (Other accrued liabilities )	$1	$—	$1	$—
Interest rate swap (Other long-term liabilities)	4	—	4	—
Term Loan A	382	—	386	—
Term Loan B	778	—	788	—
Total liabilities	$1,165	$—	$1,179	$—

As of December 31, 2025:
Interest rate swap (Other accrued liabilities )	$4	$—	$4	$—
Interest rate swap (Other long-term liabilities)	13	—	13	—
Term Loan A	392	—	397	—
Term Loan B	781	—	796	—
Total liabilities	$1,190	$—	$1,210	$—

Note 16. Share Repurchase Program

On July 26, 2024, our Board of Directors approved a new share repurchase authorization of up to $650 million of our common stock over the three-year period from September 4, 2024 through September 4, 2027. Purchases under this repurchase program may be made from time to time by the company in the open market at prevailing market prices (including through Rule 10b5-1 Plans), in privately negotiated transactions, or through any combination of these methods, through September 4, 2027. The actual timing, number, manner and value of any shares repurchased will depend on several factors, including the market price of the company’s stock, general market and economic conditions, the company’s liquidity requirements, applicable legal requirements and other business considerations. The repurchase program does not obligate us to acquire any number of shares in any specific period or at all and may be suspended or discontinued at any time at our discretion. As of June 30, 2026, we had $178 million remaining available for future repurchases under this program.

A summary of repurchases of outstanding shares is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share data)	2026	2025	2026	2025
Number of shares purchased	1,411,389	1,414,662	2,370,304	2,854,745
Average price paid per share(1)	$64.48	$45.41	$63.70	$47.01
Cost of shares purchased(1)	$91	$64	$151	$134

(1)
The average price paid per share and the cost of shares purchased are calculated on a trade date basis and exclude associated commissions and taxes of $1 million for each of the three months ended June 30, 2026 and 2025, and $2 million and $1 million for the six months ended June 30, 2026 and 2025, respectively.

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

A summary of the calculations of our basic and diluted earnings per share is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share data)	2026	2025	2026	2025
Net Income	$125	$111	$167	$148
Weighted-average common shares outstanding:	69.9	73.5	70.2	74.1
Effect of dilutive securities:
RSUs(1)	0.5	0.7	0.7	0.7
Stock options(2)	0.4	0.3	0.4	0.3
Performance options	0.3	0.3	0.3	0.3
Weighted-average common shares outstanding - assuming dilution:	71.1	74.7	71.6	75.3
Basic earnings per share	$1.80	$1.51	$2.37	$2.00
Diluted earnings per share	$1.76	$1.48	$2.33	$1.96

(1)
RSUs of 746 shares and 1,304 shares for the three months ended June 30, 2026 and 2025, respectively, and 247,827 shares and 389,970 shares for the six months ended June 30, 2026 and 2025, respectively, were not included in the diluted earnings per share calculation because their effect would have been anti-dilutive.
(2)
Stock options to purchase 552,923 shares and 770,881 shares for the three months ended June 30, 2026 and 2025, respectively, and 284,198 shares and 438,547 shares for the six months ended June 30, 2026 and 2025, respectively, were not included in the diluted earnings per share calculation because their effect would have been anti-dilutive.

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

Overview

Frontdoor is the leading provider of home warranties and new home builder warranties in the United States, as measured by revenue, and operates primarily under the American Home Shield, HSA, OneGuard, Landmark and 2-10 HBW brands. Our customizable home warranties help customers protect and maintain their homes, typically their most valuable asset, from costly and unplanned breakdowns of essential home systems and appliances. Our home warranty customers usually subscribe to an annual service plan agreement that covers the repair or replacement for breakdowns that generally occur as a result of normal wear and tear of major components of up to 29 home systems and appliances, including electrical, plumbing, HVAC systems, water heaters, refrigerators, dishwashers and ranges/ovens/cooktops, as well as optional coverages for pools, spas and pumps. We also offer non-warranty home services, including our HVAC upgrade program and installation of Moen water shut-off devices, and select home maintenance offerings. Non-warranty services are primarily marketed to our existing warranty customer base, enabling incremental revenue opportunities beyond traditional warranty coverage. As of June 30, 2026, we had approximately 2.1 million active home warranties across all brands in the United States. We also offer new home builder warranty solutions, which deliver value to both builders and homeowners through a suite of builder warranty products and support services. We offer flexible builder-backed and insurance-backed warranty options covering workmanship, home distribution systems, and structural components. Additional add-on programs provide service request management for warranties and claims administration for structural warranties.

For the three months ended June 30, 2026 and 2025, we generated revenue, net income and Adjusted EBITDA of $645 million, $125 million and $220 million, respectively, and $617 million, $111 million and $199 million, respectively. For the six months ended June 30, 2026 and 2025, we generated revenue, net income, and Adjusted EBITDA of $1,096 million, $167 million, $324 million, respectively, and $1,043 million, $148 million and $300 million, respectively. For a reconciliation of net income to Adjusted EBITDA, see “Results of Operations - Adjusted EBITDA.”

For the six months ended June 30, 2026, our total operating revenue included 76 percent of revenue derived from existing customer renewals, seven percent from home warranty sales made in conjunction with existing home real estate transactions, eight percent derived from direct-to-consumer sales, and ten percent derived from the non-warranty and other revenue channels. For the six months ended June 30, 2025, our total operating revenue included 76 percent of revenue derived from existing customer renewals, seven percent derived from new home warranty sales made in conjunction with existing home real estate transactions, eight percent derived from direct-to-consumer sales, and nine percent was derived from non-warranty and other revenue channels.

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

Our financial condition and results of operations for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 continued to be adversely impacted by the following:

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

Effect of Weather Conditions

The demand for our services, particularly in our home warranty business, and our results of operations, are affected by weather conditions. Extreme temperatures, typically in the winter and summer months, can lead to an increase in home warranty service requests related to home systems, particularly HVAC systems, resulting in higher costs and lower profitability, while mild temperatures in the winter or summer months can lead to lower home systems claim frequency, resulting in lower costs and higher profitability. For example, favorable weather trends in 2026 as compared to 2025 resulted in a lower number of home warranty service requests per customer in the HVAC trade, which favorably impacted contract claims costs.

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

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 Form 10-K. There have been no material changes to our critical accounting policies during the six months ended June 30, 2026.

Results of Operations

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

				% of Revenue
	Three Months Ended		Increase	Three Months Ended
	June 30,		(Decrease)	June 30,
(In millions)	2026	2025	%	2026	2025
Revenue	$645	$617	5%	100%	100%
Cost of services rendered	267	261	2	41	42
Gross Profit	378	356	6	59	58
Selling and administrative expenses	176	172	2	27	28
Depreciation and amortization expense	20	21	(5)	3	3
Restructuring charges	2	—	(951)	—	—
Interest expense	19	20	(3)	3	3
Interest and net investment income	(5)	(4)	36	(1)	(1)
Income before Income Taxes	167	146	14	26	24
Provision for income taxes	41	36	16	6	6
Net Income	$125	$111	13%	19%	18%

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

				% of Revenue
	Six Months Ended		Increase	Six Months Ended
	June 30,		(Decrease)	June 30,
(In millions)	2026	2025	%	2026	2025
Revenue	$1,096	$1,043	5%	100%	100%
Cost of services rendered	470	452	4	43	43
Gross Profit	626	591	6	57	57
Selling and administrative expenses	338	323	5	31	31
Depreciation and amortization expense	40	44	(8)	4	4
Restructuring charges	3	—	516	—	—
Interest expense	38	39	(3)	3	4
Interest and net investment income	(11)	(10)	3	(1)	(1)
Income before Income Taxes	218	194	12	20	19
Provision for income taxes	51	46	11	5	4
Net Income	$167	$148	13%	15%	14%

Revenue

We reported revenue of $645 million and $617 million for the three months ended June 30, 2026 and 2025, respectively, and $1,096 million and $1,043 million for the six months ended June 30, 2026 and 2025, respectively. The following tables provide a summary of our revenue by major customer acquisition channel for our home warranties and other revenue:

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

	Three Months Ended
	June 30,		Increase (Decrease)
(In millions)	2026	2025	$	%
Renewals	$479	$461	$18	4%
Real estate(1)	45	44	1	3
Direct-to-consumer(1)	55	56	(1)	(2)
Non-warranty and other	67	56	11	19
Total	$645	$617	$29	5%

(1)
First-year revenue only.

Revenue increased 5 percent for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase in renewal revenue reflects improved price realization resulting from our prior pricing actions. The decrease in direct-to-consumer revenue reflects lower price realization resulting from our discounting efforts, offset, in part, by an increase in the number of direct-to-consumer home warranties. The increase in real estate revenue reflects an increase in the number of first-year real estate home warranties, offset, in part, by lower price realization. The increase in non-warranty and other revenue was primarily driven by growth in our HVAC upgrade program.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

	Six Months Ended
	June 30,		Increase (Decrease)
(In millions)	2026	2025	$	%
Renewals	$830	$794	$36	5%
Real estate(1)	73	71	2	3
Direct-to-consumer(1)	85	88	(3)	(3)
Non-warranty and other	108	90	18	21
Total	$1,096	$1,043	$54	5%
(1)
First-year revenue only.

Revenue increased 5 percent for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase in renewal revenue reflects improved price realization resulting from our prior pricing actions. The decrease in direct-to-consumer revenue reflects lower price realization resulting from our discounting efforts, offset, in part, by an increase in the number of direct-to-consumer home warranties. The increase in real estate revenue reflects an increase in the number of first-year real estate home warranties, offset, in part, by lower price realization. The increase in non-warranty and other revenue was primarily driven by growth in our HVAC upgrade program.

The following table provides a summary of the number of home warranties, growth in number of home warranties and customer retention rate:

	As of
	June 30,
(In millions)	2026	2025
Number of home warranties	2.11	2.09
Growth in number of home warranties(1)	1%	7%
Customer retention rate	79.6%	79.7%

(1)
As of June 30, 2025, excluding the 2-10 HBW home warranties acquired on December 19, 2024, the reduction in home warranties was two percent.

Cost of Services Rendered

We reported cost of services rendered of $267 million and $261 million for the three months ended June 30, 2026 and 2025, respectively, and $470 million and $452 million for the six months ended June 30, 2026 and 2025. The following tables provide a summary of the changes in cost of services rendered:

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

(In millions)
Three Months Ended June 30, 2025	$261
Impact of change in revenue	12
Contract claims costs	(7)
Three Months Ended June 30, 2026	$267

The increase in cost of services rendered is due to the impact of change in revenue, primarily driven by the increase in non-warranty revenue. The decrease in contract claims costs primarily reflects a lower number of service requests per customer, driven by a favorable weather impact of $5 million, offset, in part, by inflationary cost pressures. Additionally, contract claims costs reflects a $4 million favorable adjustment in each of the second quarters of 2026 and 2025 related to the development of prior period claims.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

(In millions)
Six Months Ended June 30, 2025	$452
Impact of change in revenue	19
Contract claims costs	(1)
Other	1
Six Months Ended June 30, 2026	$470

The increase in cost of services rendered is due to the impact of change in revenue, primarily driven by the increase in non-warranty revenue. The increase in contract claims costs primarily reflects inflationary cost pressures, offset, in part, by a lower number of service requests per customer, driven by a favorable weather impact of $5 million. Additionally, contract claims costs reflects a $7 million favorable adjustment in each of the first six months of 2026 and 2025 related to the development of prior period claims.

Selling and Administrative Expenses

We reported selling and administrative expenses of $176 million and $172 million for the three months ended June 30, 2026 and 2025, respectively, and $338 million and $323 million for the six months ended June 30, 2026 and 2025, respectively. The following table provides a summary of the components of selling and administrative expenses:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2026	2025	2026	2025
Sales and marketing costs	$85	$82	$156	$147
Customer service costs	32	30	62	58
General and administrative costs	59	61	120	118
Total	$176	$172	$338	$323

The following tables provide a summary of the changes in selling and administrative expenses:

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

(In millions)
Three Months Ended June 30, 2025	$172
Sales and marketing costs	3
Customer service costs	2
Stock-based compensation expense	2
Acquisition and integration costs	(1)
Other general and administrative costs	(2)
Three Months Ended June 30, 2026	$176

Sales and marketing costs increased due to our investment in marketing associated with our direct-to-consumer channel. Customer service costs increased primarily due to personnel costs. Other general and administrative costs decreased due to lower professional fees, offset, in part, by increased personnel costs.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

(In millions)
Six Months Ended June 30, 2025	$323
Sales and marketing costs	8
Customer service costs	4
Stock-based compensation expense	4
Other general and administrative costs	(2)
Six Months Ended June 30, 2026	$338

Sales and marketing costs increased due to our investment in marketing associated with our direct-to-consumer channel. Customer service costs increased primarily due to personnel costs. Other general and administrative costs decreased due to lower professional fees, offset, in part, by increased personnel and technology costs.

Depreciation and Amortization Expense

Depreciation expense was $8 million and $9 million for the three months ended June 30, 2026 and 2025, respectively, and $16 million and $19 million for the six months ended June 30, 2026 and 2025, respectively. Amortization expense was $12 million for each of the three months ended June 30, 2026 and 2025, and $24 million and $25 million for the six months ended June 30, 2026 and 2025, respectively.

Interest Expense

Interest expense was $19 million and $20 million for the three months ended June 30, 2026 and 2025, respectively, and $38 million and $39 million for the six months ended June 30, 2026 and 2025, respectively.

Interest and Net Investment Income

Interest and net investment income was $5 million and $4 million for the three months ended June 30, 2026 and 2025, respectively, and $11 million and $10 million for the six months ended June 30, 2026 and 2025, respectively.

Provision for Income Taxes

The effective tax rate on income before income taxes was 24.7 percent and 24.3 percent for the three months ended June 30, 2026 and 2025, respectively, and 23.5 percent and 23.8 percent for the six months ended June 30, 2026 and 2025, respectively.

Net Income

Net income was $125 million and $111 million for the three months ended June 30, 2026 and 2025, respectively, and $167 million and $148 million for six months ended June 30, 2026 and 2025, respectively.

Adjusted EBITDA

Adjusted EBITDA was $220 million and $199 million for the three months ended June 30, 2026 and 2025, respectively, and $324 million and $300 million for six months ended June 30, 2026 and 2025, respectively.

Summary of Changes in Net Income and Adjusted EBITDA

The following tables provide a summary of the changes in net income and Adjusted EBITDA:

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

(In millions)	Net Income	Adjusted EBITDA
Three Months Ended June 30, 2025	$111	$199
Impact of change in revenue	16	16
Contract claims costs	7	7
Sales and marketing costs	(3)	(3)
Customer service costs	(2)	(2)
Stock-based compensation expense	(2)	—
Acquisition and integration costs	1	—
Other general and administrative costs	2	2
Depreciation and amortization expense	1	—
Restructuring charges	(2)	—
Interest expense	1	—
Interest and net investment income	1	—
Provision for income taxes	(6)	—
Three Months Ended June 30, 2026	$125	$220

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

(In millions)	Net Income	Adjusted EBITDA
Six Months Ended June 30, 2025	$148	$300
Impact of change in revenue	35	35
Contract claims costs	1	1
Sales and marketing costs	(8)	(8)
Customer service costs	(4)	(4)
Stock-based compensation expense	(4)	—
Other general and administrative costs	2	2
Depreciation and amortization expense	4	—
Restructuring charges	(2)	—
Interest expense	1	—
Interest and net investment income	—	(1)
Provision for income taxes	(5)	—
Other	(1)	(1)
Six Months Ended June 30, 2026	$167	$324

For more information on changes in net income or Adjusted EBITDA, see discussion of individual line items above.

Reconciliation of Net Income to Adjusted EBITDA

A reconciliation of Net Income to Adjusted EBITDA is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2026	2025	2026	2025
Net Income	$125	$111	$167	$148
Depreciation and amortization expense	20	21	40	44
Restructuring charges(1)	2	—	3	—
Acquisition and integration costs(1)	1	2	4	4
Provision for income taxes	41	36	51	46
Non-cash stock-based compensation expense(2)	11	9	21	17
Interest expense	19	20	38	39
Other non-operating expenses(1)	—	1	—	1
Adjusted EBITDA	$220	$199	$324	$300

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

A substantial portion of our liquidity needs are due to debt service requirements on our indebtedness. The Credit Agreement contains covenants that limit or restrict our ability, including the ability of certain of our subsidiaries, to incur additional indebtedness, repurchase debt, incur liens, sell assets, make certain payments (including dividends) and enter into transactions with affiliates. As of June 30, 2026, we were in compliance with the covenants under the Credit Agreement. We do not believe current macroeconomic conditions will affect our ongoing ability to meet our debt covenants.

Cash and cash equivalents totaled $627 million and $566 million as of June 30, 2026 and December 31, 2025, respectively. Our cash and cash equivalents include balances associated with regulatory requirements in our business. As of June 30, 2026 and December 31, 2025, the total assets subject to these third-party restrictions were $157 million and $151 million, respectively. As of June 30, 2026, the available borrowing capacity under the Revolving Credit Facility was $250 million. We currently believe that cash generated from operations, our cash on hand and available borrowing capacity under the Revolving Credit Facility as of June 30, 2026 will provide us with sufficient liquidity to meet our obligations in the short- and long-term.

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

Share Repurchase Program

On July 26, 2024, our Board of Directors approved a new share repurchase authorization of up to $650 million of our common stock over the three-year period from September 4, 2024 through September 4, 2027. Purchases under this repurchase program may be made from time to time by the company in the open market at prevailing market prices (including through Rule 10b5-1 Plans), in privately negotiated transactions, or through any combination of these methods, through September 4, 2027. The actual timing, number, manner and value of any shares repurchased will depend on several factors, including the market price of the company’s stock, general market and economic conditions, the company’s liquidity requirements, applicable legal requirements and other business considerations. The repurchase program does not obligate us to acquire any number of shares in any specific period or at all and may be suspended or discontinued at any time at our discretion. As of June 30, 2026 we repurchased a total of 8,481,501 outstanding shares at an aggregate cost of $472 million under this program, which is included in treasury stock on the condensed consolidated statements of financial position included in Part I, Item 1 of this Quarterly Report on Form 10-Q. As of June 30, 2026, we had $178 million remaining available for future repurchases under this program. We expect to fund future share repurchases from net cash provided from operating activities.

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

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows included in Part I, Item 1 of this Quarterly Report on Form 10-Q are summarized in the following table:

	Six Months Ended
	June 30,
(In millions)	2026	2025
Net cash provided from (used for):
Operating activities	$245	$251
Investing activities	(14)	42
Financing activities	(169)	(153)
Cash increase during the period	$62	$141

Operating Activities

Net cash provided from operating activities was $245 million and $251 million for the six months ended June 30, 2026 and 2025, respectively.

Net cash provided from operating activities for the six months ended June 30, 2026 comprised $223 million in earnings adjusted for non-cash charges, and $22 million in cash provided from working capital. Cash provided from working capital was primarily driven by seasonality, offset, in part, by payments of accrued bonuses.

Net cash provided from operating activities for the six months ended June 30, 2025 comprised $207 million in earnings adjusted for non-cash charges and $44 million in cash provided from working capital and long-term insurance-related accounts. Cash provided from working capital was primarily driven by seasonality, offset, in part, by payments of accrued bonuses and a decline in the number of first-year real estate home warranties, which are typically paid for upfront at the time of closing on the home sale.

Investing Activities

Net cash used for investing activities was $14 million for the six months ended June 30, 2026 as compared to net cash provided from investing activities of $42 million for the six months ended June 30, 2025.

For the six months ended June 30, 2026, cash used for purchases of short-term investments was $2 million, and capital expenditures were $12 million for six months ended June 30, 2026 and included recurring capital needs and technology projects. We have no additional material capital commitments at this time.

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

Financing Activities

Net cash used for financing activities was $169 million and $153 million for the six months ended June 30, 2026 and 2025, respectively.

For the six months ended June 30, 2026, we made scheduled principal payments of debt of $14 million and purchased outstanding shares of our common stock at an aggregate cost of $152 million. Repurchases of common stock included associated commissions and taxes of $2 million.

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

Free Cash Flow

The following table reconciles net cash provided from operating activities, which we consider to be the most directly comparable U.S. GAAP measure, to Free Cash Flow using data derived from the condensed consolidated statements of cash flows in Part 1, Item 1 of this Quarterly Report on Form 10-Q:

	Six Months Ended
	June 30,
(In millions)	2026	2025
Net cash provided from operating activities	$245	$251
Property additions	(12)	(14)
Free Cash Flow	$233	$237

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated (pursuant to Rule 13a-15(b) of the Exchange Act) the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of June 30, 2026. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.

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

ITEM 1A. RISK FACTORS

For information regarding factors that could affect our business, financial condition or results of operations, see the risk factors discussed in Part I, Item 1A. “Risk Factors” in our 2025 Form 10-K. There have been no material changes to the risk factors disclosed in our 2025 Form 10-K during the six months ended June 30, 2026. The risks described in our 2025 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial could also materially and adversely affect our business, financial condition or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On July 26, 2024, our Board of Directors approved a new share repurchase authorization of up to $650 million of our common stock over the three-year period from September 4, 2024 through September 4, 2027. As of June 30, 2026, we had $178 million remaining available for future repurchase under this program. See Liquidity and Capital Resources – Liquidity in Part I, Item 2 of this Quarterly Report on Form 10-Q for more information.

Period	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs (in millions)
Apr. 1, 2026 through Apr. 30, 2026	496,737	$60.39	496,737	$239
May 1, 2026 through May 31, 2026	462,655	64.84	462,655	209
Jun. 1, 2026 through Jun. 30, 2026	451,997	68.58	451,997	178
Total	1,411,389	$64.48	1,411,389	$178

(1)
The average price paid per share is calculated on a trade date basis and excludes associated commissions and taxes.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

No Rule 10b5-1 trading arrangements or “non-Rule 10b5-1 trading arrangements” (as defined by S-K Item 408(c)) were entered into or terminated by our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) during the second quarter of 2026.

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

FRONTDOOR, INC.

Date: August 6, 2026	By:	/s/ Jason L. Bailey
		Name:	Jason L. Bailey
		Title:	Senior Vice President and Chief Financial Officer (principal financial officer)