Form 10-Q
period 2026-09-30
Frontdoor, Inc.
filed 2026-11-05
CIK 1727263

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________________________________________

FORM 10-Q

________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

Yes ☐ No ☒

As of October 31, 2026 there were 67,588,489 shares outstanding of the registrant’s common stock, par value $0.01 per share.

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
home warranty

A home service contract, sometimes called a residential service contract, home warranty or home protection contract, provides for the repair and/or replacement of certain home systems and appliances for breakdowns that occur primarily as a result of normal wear and tear

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Frontdoor, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(In millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenue	$655	$618	$1,752	$1,660
Cost of services rendered	293	264	763	716
Gross Profit	362	353	988	944
Selling and administrative expenses	174	174	512	498
Depreciation and amortization expense	20	22	61	66
Restructuring charges	1	1	3	1
Interest expense	19	20	57	59
Interest and net investment income	(6)	(6)	(16)	(16)
Income before Income Taxes	154	142	372	336
Provision for income taxes	38	37	89	83
Net Income	$116	$106	$283	$253

Other Comprehensive Income (Loss), Net of Income Taxes:
Unrealized gain (loss) on derivative instruments, net of income taxes	11	(1)	19	(13)
Total Other Comprehensive Income (Loss), Net of Income Taxes	11	(1)	19	(13)
Comprehensive Income	$127	$105	$302	$240

Earnings per Share:
Basic	$1.69	$1.45	$4.06	$3.44
Diluted	$1.65	$1.42	$3.97	$3.38

Weighted-average Common Shares Outstanding:
Basic	68.7	72.8	69.7	73.6
Diluted	70.3	74.4	71.1	75.0

See the accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Frontdoor, Inc.

Condensed Consolidated Statements of Financial Position (Unaudited)

(In millions, except share data)

	As of
	September 30,	December 31,
	2026	2025
Assets:
Current Assets:
Cash and cash equivalents	$581	$566
Receivables, less allowance of $4 and $4, respectively	13	10
Prepaid expenses and other current assets	45	44
Contract assets	85	—
Assets held for sale	—	4
Total Current Assets	724	624
Other Assets:
Property and equipment, net	53	57
Goodwill	963	959
Intangible assets, net	362	398
Operating lease right-of-use assets	6	7
Deferred reinsurance	67	66
Deferred customer acquisition costs	15	14
Other assets	33	17
Total Assets	$2,223	$2,142
Liabilities and Shareholders' Equity:
Current Liabilities:
Accounts payable	$102	$89
Accrued liabilities:
Payroll and related expenses	30	47
Home warranty claims	76	69
Income taxes payable	42	26
Other	34	34
Deferred revenue	101	107
Current portion of long-term debt	29	29
Total Current Liabilities	414	402
Long-Term Debt	1,125	1,144
Other Long-Term Liabilities:
Deferred tax liabilities, net	81	53
Operating lease liabilities	16	18
Unearned insurance premium	238	236
Long-term deferred revenue	16	19
Other long-term liabilities	18	27
Total Other Long-Term Liabilities	369	354
Commitments and Contingencies (Note 7)
Shareholders' Equity:
Common stock, $0.01 par value; 2,000,000,000 shares authorized; 89,330,812 shares issued and 68,082,707 shares outstanding as of September 30, 2026 and 88,480,560 shares issued and 70,958,215 shares outstanding as of December 31, 2025	1	1
Additional paid-in capital	228	195
Retained earnings	1,068	785
Accumulated other comprehensive income (loss)	7	(12)
Less treasury stock, at cost; 21,248,105 shares as of September 30, 2026 and 17,522,345 shares as of December 31, 2025	(988)	(727)
Total Shareholders' Equity	315	242
Total Liabilities and Shareholders' Equity	$2,223	$2,142

See the accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Frontdoor, Inc.

Condensed Consolidated Statement of Changes in Equity (Unaudited)

(In millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Common Stock:
Balance at beginning of period	$1	$1	$1	$1
Balance at end of period	1	1	1	1
Additional Paid-in Capital:
Balance at beginning of period	214	167	195	152
Stock-based compensation expense	9	8	31	25
Exercise of stock options	5	10	14	15
Issuance of common stock related to ESPP	—	—	1	1
Taxes paid related to net share settlement of equity awards	—	—	(12)	(9)
Balance at end of period	228	184	228	184
Retained Earnings:
Balance at beginning of period	952	678	785	530
Net income	116	106	283	253
Balance at end of period	1,068	784	1,068	784
Accumulated Other Comprehensive (Loss) Income:
Balance at beginning of period	(4)	(13)	(12)	—
Other comprehensive income (loss), net of tax	11	(1)	19	(13)
Balance at end of period	7	(14)	7	(14)
Treasury Stock:
Balance at beginning of period	(879)	(580)	(727)	(444)
Repurchase of common stock	(109)	(60)	(261)	(195)
Balance at end of period	(988)	(639)	(988)	(639)
Total Shareholders' Equity	$315	$316	$315	$316

See the accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Frontdoor, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Nine Months Ended
	September 30,
	2026	2025
Cash and Cash Equivalents at Beginning of Period	$566	$421
Cash Flows from Operating Activities:
Net Income	283	253
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization expense	61	66
Deferred income tax expense	21	10
Stock-based compensation expense	31	25
Other	(2)	1
Changes in:
Receivables	(2)	—
Prepaid expenses and other current assets	(88)	(79)
Deferred reinsurance	(1)	(4)
Deferred customer acquisition costs	(2)	(2)
Accounts payable	13	33
Deferred revenue	(9)	(21)
Accrued liabilities	(7)	(12)
Deferred insurance premiums	1	7
Current income taxes	21	37
Net Cash Provided from Operating Activities	318	315
Cash Flows from Investing Activities:
Purchases of property and equipment	(20)	(20)
Business acquisitions, net of cash acquired	—	3
Purchases of short-term investments and available-for-sale securities	(2)	(6)
Sales and maturities of available-for-sale securities	—	60
Net Cash (Used for) Provided from Investing Activities	(22)	37
Cash Flows from Financing Activities:
Repayments of debt	(22)	(22)
Repurchases of common stock	(261)	(195)
Other financing activities	2	7
Net Cash Used for Financing Activities	(281)	(210)
Cash Increase During the Period	15	142
Cash and Cash Equivalents at End of Period	$581	$563

See the accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Frontdoor, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Description of Business

Frontdoor is the leading provider of home warranties and new home builder warranties in the United States, as measured by revenue, and operates primarily under the American Home Shield, HSA, OneGuard, Landmark and 2-10 HBW brands. Our customizable home warranties help customers protect and maintain their homes, typically their most valuable asset, from costly and unplanned breakdowns of essential home systems and appliances. Our home warranty customers usually subscribe to an annual service plan agreement that covers the repair or replacement for breakdowns that generally occur as a result of normal wear and tear of major components of up to 29 home systems and appliances, including electrical, plumbing, HVAC systems, water heaters, refrigerators, dishwashers and ranges/ovens/cooktops, as well as optional coverages for pools, spas and pumps. We also offer non-warranty home services, including our HVAC upgrade program and installation of Moen water shut-off devices, and select home maintenance offerings. Non-warranty services are primarily marketed to our existing warranty customer base, enabling incremental revenue opportunities beyond traditional warranty coverage. As of September 30, 2026, we had approximately 2.1 million active home warranties across all brands in the United States. We also offer new home builder warranty solutions, which deliver value to both builders and homeowners through a suite of builder warranty products and support services. We offer flexible builder-backed and insurance-backed warranty options covering workmanship, home distribution systems, and structural components. Additional add-on programs provide service request management for warranties and claims administration for structural warranties.

Note 2. Significant Accounting Policies

Our significant accounting policies are described in Note 2 to the audited consolidated financial statements included in our 2025 Form 10-K. There have been no material changes to our significant accounting policies during the nine months ended September 30, 2026.

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

Restricted Net Assets

There are regulatory restrictions on certain of our subsidiaries under the laws and regulations of the states in which they operate. Among other things, such laws and regulations require certain subsidiaries to maintain funded reserves, minimum capital and net worth requirements, and may limit the amount of ordinary and extraordinary dividends and other payments that these subsidiaries can make to us. As of September 30, 2026, the total assets subject to regulatory restrictions was $153 million. This amount included certificates of deposit of $2 million, which are reported in Prepaid expenses and other current assets on the accompanying condensed consolidated statements of financial position.

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

On April 30, 2026, we completed the sale of 2-10 HBW's corporate office in Aurora, Colorado, that had been previously classified as held for sale. As of September 30, 2026, we had no real estate classified as held for sale.

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

We disaggregate revenue from contracts with customers into major customer acquisition channels. We determined that disaggregating revenue into these categories depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. Revenue by major customer acquisition channel for our home warranties and other revenue is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2026	2025	2026	2025
Renewals	$479	$461	$1,309	$1,255
Real estate(1)	44	43	117	114
Direct-to-consumer(1)	54	54	139	143
Non-warranty and other	78	59	186	148
Total	$655	$618	$1,752	$1,660

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

Deferred Customer Acquisition Costs

We capitalize the incremental costs of obtaining a contract with a customer and recognize the related expense using the input method in proportion to the costs expected to be incurred in performing services under the contract, over the expected customer relationship period. Deferred customer acquisition costs were $15 million and $14 million as of September 30, 2026 and December 31, 2025, respectively. Amortization of deferred customer acquisition costs was $4 million and $4 million for the three months ended September 30, 2026 and 2025, respectively, and $12 million and $9 million for the nine months ended September 30, 2026 and 2025, respectively. There were no impairment losses related to these capitalized costs during the nine months ended September 30, 2026 and 2025.

Deferred Policy Acquisition Costs

We capitalize certain costs related to the issuance of insurance policies, net of ceding commission income from reinsurers, under the new home builder warranty program as deferred policy acquisition costs and amortize these costs over the term of the underlying pattern of insurance risk. Ceding commission amounts, which represent a recovery of policy acquisition costs, are treated as a reduction of deferred policy acquisition costs. We anticipate that all deferred policy acquisition costs will be recoverable. Deferred policy acquisition costs were $9 million and $5 million as of September 30, 2026 and December 31, 2025, respectively. Amortization of deferred policy acquisition costs was less than $1 million for each of the three and nine months ended September 30, 2026 and 2025. Deferred policy acquisition costs are recorded in Other assets on the accompanying condensed consolidated statement of financial position.

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

Contract Assets and Liabilities

Contract assets arise when we recognize revenue for our home warranty contracts prior to a customer being invoiced. These timing differences are created when the recognition of revenue in proportion to the costs expected to be incurred in performing the services under the contract are accelerated as compared to the recognition of revenue on a straight-line basis over the contract period. Contract assets were $85 million as of September 30, 2026. There were no contract assets as of December 31, 2025.

Our contract liabilities consist of deferred revenue which is recognized when cash payments are received in advance of the performance of services, including when the amounts are refundable. Amounts are recognized as revenue in proportion to the costs expected to be incurred in performing services under our contracts.

A summary of the changes in deferred revenue, including the long-term portion, for the nine months ended September 30, 2026 is as follows:

(In millions)
Balance as of December 31, 2025	$126
Deferral of revenue	208
Recognition of deferred revenue	(218)
Balance as of September 30, 2026	$117

There was approximately $99 million of revenue recognized during the nine months ended September 30, 2026, that was included in the deferred revenue balance as of December 31, 2025.

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

Deferred Reinsurance

In the normal course of business, we seek to reduce our loss exposure in the new home builder warranty program by reinsuring certain levels of risk with reinsurers. Premiums ceded are recognized as a reduction to revenue over the term of underlying pattern of insurance risk, and the unexpired portion of reinsurance is deferred and recognized as deferred reinsurance on the accompanying condensed consolidated statements of financial position.

Note 4. Goodwill and Intangible Assets

Goodwill and indefinite-lived intangible assets are not amortized and are subject to assessment for impairment on an annual basis, or more frequently if circumstances indicate a potential impairment. We perform our annual assessment for impairment on October 1 of every year.

The balance of goodwill was $963 million and $959 million as of September 30, 2026 and December 31, 2025, respectively. There were no goodwill impairment charges during the nine months ended September 30, 2026 and 2025. During the nine months ended September 30, 2026, we identified an additional required payment to 2-10 HBW Acquisition, L.P., a Delaware limited partnership and the seller of 2-10 HBW, under the provisions of the purchase agreement that should have been recognized as part of the purchase price allocation. This resulted in an increase to goodwill of $4 million. The adjustment was not material to the prior and current period consolidated financial statements.

The following table provides a summary of the components of our intangible assets:

	As of September 30, 2026			As of December 31, 2025
		Accumulated			Accumulated
(In millions)	Gross	Amortization	Net	Gross	Amortization	Net
Trade names(1)	$141	$—	$141	$141	$—	$141
Value of business acquired	148	(49)	99	148	(30)	118
Customer relationships(2)	133	(27)	106	321	(213)	108
Other(3)	31	(15)	16	67	(35)	32
Total	$453	$(91)	$362	$676	$(278)	$398

(1)
Not subject to amortization.
(2)
Customer relationships include homeowner, builder and broker relationships.
(3)
Other includes developed technology and other miscellaneous intangibles.

During 2026, we identified all intangible assets that were fully amortized and removed the fully amortized balances from the gross asset and accumulated amortization amounts. This did not have an impact on the consolidated financial statements. Amortization expense was $12 million and $13 million for the three months ended September 30, 2026 and 2025, respectively, and $37 million and $38 million for the nine months ended September 30, 2026 and 2025, respectively. There were no intangible asset impairment charges during the nine months ended September 30, 2026 and 2025.

Note 5. Leases

We have operating leases for our corporate headquarters located in Memphis, Tennessee, a collaboration center located in Scottsdale, Arizona and a technology collaboration center in Pune, India. We also continue to lease certain office space in other geographies, which we have either exited or subleased. Our leases have remaining lease terms ranging from one year to eight years, some of which include options to extend the leases for up to five years.

The weighted-average remaining lease term and weighted-average discount rate related to our operating leases are as follows:

	As of
	September 30,	December 31,
	2026	2025
Weighted-average remaining lease term (years)	7	8
Weighted-average discount rate	6.6%	6.6%

We recognized operating lease expense of less than $1 million for each of the three months ended September 30, 2026 and 2025 and $1 million for each of the nine months ended September 30, 2026 and 2025. These expenses are included in selling and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive income.

Supplemental statement of financial position information related to our operating lease liabilities is as follows:

	As of
	September 30,	December 31,
(In millions)	2026	2025
Other accrued liabilities	$3	$3
Operating lease liabilities	16	18
Total operating lease liabilities	$18	$20

Supplemental cash flow information related to our operating leases is as follows:

	Nine Months Ended
	September 30,
(In millions)	2026	2025
Cash paid on operating lease liabilities(1)	$2	$2

(1)
Amount is presented net of cash provided from sublease income.

The following table presents the maturities of our operating lease liabilities as of September 30, 2026:

(In millions)
2026 (remainder)(1)	1
2027(1)	3
2028(1)	2
2029(1)	2
2030	3
Thereafter	10
Total future lease payments(1)	20
Less imputed interest	(5)
Total operating lease liabilities(1)	$15

(1)
Amount is presented net of future sublease income totaling $3 million, which relates to the remainder of the year ending December 31, 2026 and the years ending December 31, 2027 through December 31, 2029.

Note 6. Income Taxes

We are subject to taxation in the United States, various states and foreign jurisdictions. Substantially all of our income before income taxes for the nine months ended September 30, 2026 and 2025 was generated in the United States.

We compute interim period income taxes by applying an anticipated annual effective tax rate to our year-to-date income or loss from operations before income taxes, except for significant unusual or infrequently occurring items. As a result, our estimated tax rate is adjusted each quarter. The effective tax rate on income before income taxes was 24.6 percent and 25.8 percent for the three months ended September 30, 2026 and 2025, respectively, and 23.9 percent and 24.6 percent for the nine months ended September 30, 2026 and 2025, respectively. The decrease in effective tax rate for the three and nine months ended September 30, 2026 compared to 2025 was primarily due to an increase in stock-based compensation expense.

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

Unpaid losses and loss adjustment reserves represent the estimated ultimate cost of settling all new home builder warranty claims and include the estimated costs of claims incurred but not reported as of the balance sheet date. The reserve is based upon the facts of each case and our experience with similar cases. The establishment of appropriate reserves is an inherently uncertain and complex process. Reserve estimates are primarily derived using an actuarial estimation process in which historical loss patterns are applied to actual paid losses and reported losses (paid losses plus individual case reserves established by claim adjusters) to create an estimate of how losses are likely to develop over time. We regularly review our estimates of unpaid losses and adjust our estimates when appropriate. We report our unpaid losses and loss adjustment reserves gross of the amounts related to unpaid losses recoverable from reinsurers and net of amounts ceded to reinsurers. Unpaid losses and loss adjustment reserves and unpaid losses recoverable from reinsurers are recorded in Other long-term liabilities and Other assets, respectively, on the accompanying condensed consolidated statements of financial position.

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

In the normal course of business, we periodically enter into guarantee agreements with our subsidiaries under which we agree to pay all liabilities and claims arising from home warranty service contracts sold by the service contract entity in the applicable states if that entity is unable to or does not perform its obligations. We are not required to recognize liabilities for guarantees issued on behalf of our subsidiaries unless it becomes probable that we will have to perform under the guarantees. We currently believe it is unlikely that we would be required to perform or otherwise incur any losses associated with guarantees of our subsidiaries’ obligations. As of September 30, 2026, we had no liability with respect to these guarantees.

Note 8. Stock-Based Compensation

We recognized stock-based compensation expense of $9 million ($6 million, net of tax) and $8 million ($6 million, net of tax) for the three months ended September 30, 2026 and 2025, respectively, and $31 million ($20 million, net of tax) and $25 million ($18 million, net of tax) for the nine months ended September 30, 2026 and 2025, respectively. These charges are included in selling and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive income.

A summary of awards granted under the Omnibus Plan during the nine months ended September 30, 2026 is as follows:

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

As of September 30, 2026, there was $56 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options, restricted stock units (“RSUs”) and performance shares. These costs are expected to be recognized over a weighted-average period of 1.95 years.

Note 9. Long-Term Debt

Long-term debt is summarized in the following table:

	As of
	September 30,	December 31,
(In millions)	2026	2025
Term Loan A maturing in 2029(1)	$377	$392
Term Loan B maturing in 2031(2)	777	781
Revolving Credit Facility maturing in 2029	—	—
Total debt	1,154	1,173
Less current portion	(29)	(29)
Total long-term debt	$1,125	$1,144

(1)
Term Loan A is presented net of unamortized debt issuance costs of $4 million and $5 million as of September 30, 2026 and December 31, 2025, respectively.
(2)
Term Loan B is presented net of unamortized debt issuance costs of $8 million and $9 million as of September 30, 2026 and December 31, 2025, respectively, and unamortized discount of $1 million and $2 million as of September 30, 2026 and December 31, 2025, respectively.

As of September 30, 2026, the available borrowing capacity under the Revolving Credit Facility was $250 million, and we were in compliance with the covenants under the Credit Agreement.

Scheduled Debt Payments

The following table presents future scheduled debt payments as of September 30, 2026:

(In millions)
2026 (remainder)	$7
2027	29
2028	29
2029	342
2030	8
Thereafter	752
Total future scheduled debt payments	1,167
Less unamortized debt issuance costs	(12)
Less unamortized discount	(1)
Total debt	$1,154

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

Information for our one operating and reportable segment is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2026	2025	2026	2025
Revenue	$655	$618	$1,752	$1,660
Cost of services rendered	293	264	763	716
Sales and marketing costs	87	83	243	232
Customer service costs	31	31	94	89
General and administrative costs	56	60	176	177
Other segment items (1)	72	74	193	193
Net Income	$116	$106	$283	$253

(1)
Other segment items include depreciation and amortization expense, restructuring charges, interest expense, interest and net investment income, and provision for income taxes.

	As of
	September 30,	December 31,
	2026	2025
Total Assets	$2,223	$2,142

Note 11. Supplemental Cash Flow Information

Supplemental information relating to our accompanying condensed consolidated statements of cash flows is as follows:

	Nine Months Ended
	September 30,
(In millions)	2026	2025
Cash paid for (received from):
Interest expense	$54	$56
Interest income	(16)	(16)
Income tax payments, net of refunds	47	36

Note 12. Cash and Marketable Securities

Cash, money market funds and certificates of deposits with maturities of three months or less when purchased are included in Cash and cash equivalents on the accompanying condensed consolidated statements of financial position.

Gains and losses on sales of investments, as determined on a specific identification basis, are included in investment income in the period they are realized. We periodically review our portfolio of investments to determine whether there has been an other-than-temporary decline in the value of the investments from factors such as deterioration in the financial condition of the issuer or the market(s) in which the issuer competes. During the three months ended September 30, 2025, there were less than $1 million in proceeds from each of sales of securities, maturities, gross realized gains and gross realized losses resulting from sales of available-for-sale securities. During the nine months ended September 30, 2025, there were $48 million in proceeds from sales of securities, $12 million in maturities and less than $1 million in each of gross realized gains and gross realized losses resulting from sales of available-for-sale securities. During the three and nine months ended September 30, 2026, there were no proceeds, maturities, gross realized gains and gross realized losses resulting from sales of available-for-sale securities. There were no impairment charges due to other-than-temporary declines in the value of certain investments for the nine months ended September 30, 2026 and 2025.

Note 13. Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss), unrealized gains (losses) on derivative instruments and unrealized gains (losses) on marketable securities. We disclose comprehensive income (loss) in the accompanying condensed consolidated statements of operations and comprehensive income and condensed consolidated statements of changes in equity.

A summary of the changes in AOCI is as follows:

	Unrealized Gains (Losses) on Derivative Instruments, Net	Gains (Losses) on Foreign Currency Transactions, Net	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2025	$(12)	$—	$(12)
Other comprehensive income before reclassifications	18	(1)	17
Amounts reclassified from AOCI (1)	2	—	2
Balance at September 30, 2026	$8	$(1)	$7

(1)
Amounts are net of income taxes. See the table below on reclassifications out of AOCI for additional information.

A summary of reclassifications out of AOCI is as follows:

	Nine Months Ended
	September 30,
(In millions)	2026	2025
(Loss) gain on interest rate swap contracts(1)	$(2)	$3
Impact of income taxes (2)	1	(1)
Total reclassifications during the period	$(2)	$3

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

The effective portion of the gain or loss on our interest rate swap contracts is recorded in AOCI. These amounts are reclassified into earnings in the same period or periods during which the hedged forecasted debt interest settlement affects earnings. See Note 13 to the accompanying condensed consolidated financial statements for the effective portion of the gain or loss on derivative instruments recorded in AOCI and for the amounts reclassified out of AOCI and into earnings during the periods presented. As the underlying forecasted transactions occur during the next 12 months, we estimate the unrealized hedging gain in AOCI expected to be recognized in earnings is $1 million, net of tax, as of September 30, 2026. The amounts ultimately reclassified into earnings during the next 12 months will be determined based on the actual interest rates in effect at the time the positions are settled, and as a result, they could differ materially from our estimate noted above.

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

The period-end carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate their fair values due to the short-term maturities of these financial instruments. The period-end carrying amounts of short-term marketable securities also approximate fair value and primarily consist of certificates of deposit. Unrealized gains and losses are reported net of tax as a component of AOCI in the accompanying condensed consolidated statements of financial position. Any unrealized losses where the decline in value is other than temporary are reported in interest and net investment income in the accompanying condensed consolidated statements of operations and comprehensive income. There were no other-than-temporary declines in value for the periods ended September 30, 2026 and December 31, 2025. The fair value of our debt was estimated based on available market prices for the same or similar instruments that are considered significant other observable inputs (Level 2) within the fair value hierarchy and was based on information available to us as of the respective period-end dates.

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

We did not change our valuation techniques for measuring the fair value of any financial assets and liabilities during the nine months ended September 30, 2026. Transfers between hierarchy levels, if any, are recognized at the end of the reporting period. There were no transfers between hierarchy levels during the nine months ended September 30, 2026.

The carrying amount and estimated fair value of our financial instruments that are recorded at fair value on a recurring basis for the periods presented are as follows:

		Estimated Fair Value Measurements
		Quoted	Significant
		Prices	Other	Significant
		in Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
(In millions)	Value	(Level 1)	(Level 2)	(Level 3)
As of September 30, 2026:
Interest rate swap (Prepaid expenses and other current assets )	$1	$—	$1	$—
Interest rate swap (Other assets)	9	—	9	—
Total assets	$10	$—	$10	$—
Term Loan A	377	—	381	—
Term Loan B	777	—	790	—
Total liabilities	$1,154	$—	$1,171	$—

As of December 31, 2025:
Interest rate swap (Other accrued liabilities )	$4	$—	$4	$—
Interest rate swap (Other long-term liabilities)	13	—	13	—
Term Loan A	392	—	397	—
Term Loan B	781	—	796	—
Total liabilities	$1,190	$—	$1,210	$—

Note 16. Share Repurchase Program

On July 26, 2024, our Board of Directors approved a share repurchase authorization of up to $650 million of our common stock over the three-year period from September 4, 2024 through September 4, 2027. Purchases under this repurchase program may be made from time to time by the company in the open market at prevailing market prices (including through Rule 10b5-1 Plans), in privately negotiated transactions, or through any combination of these methods, through September 4, 2027. The actual timing, number, manner and value of any shares repurchased will depend on several factors, including the market price of the company’s stock, general market and economic conditions, the company’s liquidity requirements, applicable legal requirements and other business considerations. The repurchase program does not obligate us to acquire any number of shares in any specific period or at all and may be suspended or discontinued at any time at our discretion. As of September 30, 2026, we had $70 million remaining available for future repurchases under this program.

A summary of repurchases of outstanding shares is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share data)	2026	2025	2026	2025
Number of shares purchased	1,355,456	981,639	3,725,760	3,836,384
Average price paid per share(1)	$79.68	$60.31	$69.52	$50.41
Cost of shares purchased(1)	$108	$59	$259	$193

(1)
The average price paid per share and the cost of shares purchased are calculated on a trade date basis and exclude associated commissions and taxes of $1 million for each of the three months ended September 30, 2026 and 2025, and $2 million for each of the nine months ended September 30, 2026 and 2025.

On October 30, 2026, our Board of Directors approved a new share repurchase authorization of up to $1 billion of our common stock over the three-year period from November 12, 2026 through November 12, 2029. Purchases under this new $1 billion repurchase program may be made from time to time by the company in the open market at prevailing market prices (including through a Rule 10b5-1 Plan), in privately negotiated transactions, or through any combination of these methods, through November 12, 2029. The actual timing, number, manner and value of any shares repurchased will depend on several factors, including the market price of the company’s stock, general market and economic conditions, the company’s liquidity requirements, applicable legal requirements and other business considerations. The repurchase program does not obligate us to acquire any number of shares in any specific period or at all and may be suspended or discontinued at any time at our discretion.

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

A summary of the calculations of our basic and diluted earnings per share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share data)	2026	2025	2026	2025
Net Income	$116	$106	$283	$253
Weighted-average common shares outstanding:	68.7	72.8	69.7	73.6
Effect of dilutive securities:
RSUs(1)	0.7	0.9	0.7	0.7
Stock options(2)	0.6	0.5	0.5	0.3
Performance options	0.3	0.3	0.3	0.3
Weighted-average common shares outstanding - assuming dilution:	70.3	74.4	71.1	75.0
Basic earnings per share	$1.69	$1.45	$4.06	$3.44
Diluted earnings per share	$1.65	$1.42	$3.97	$3.38

(1)
RSUs of 14,266 shares for the three months ended September 30, 2025, and 209,880 shares and 347,719 shares for the nine months ended September 30, 2026 and 2025, respectively, were not included in the diluted earnings per share calculation because their effect would have been anti-dilutive.
(2)
Stock options to purchase 363,696 shares and 539,832 shares for the nine months ended September 30, 2026 and 2025, respectively, were not included in the diluted earnings per share calculation because their effect would have been anti-dilutive.

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
•
inclusion in our certificate of incorporation of a forum selection clause that could discourage an acquisition of our company or litigation against us and our directors and officers;
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

Overview

Frontdoor is the leading provider of home warranties and new home builder warranties in the United States, as measured by revenue, and operates primarily under the American Home Shield, HSA, OneGuard, Landmark and 2-10 HBW brands. Our customizable home warranties help customers protect and maintain their homes, typically their most valuable asset, from costly and unplanned breakdowns of essential home systems and appliances. Our home warranty customers usually subscribe to an annual service plan agreement that covers the repair or replacement for breakdowns that generally occur as a result of normal wear and tear of major components of up to 29 home systems and appliances, including electrical, plumbing, HVAC systems, water heaters, refrigerators, dishwashers and ranges/ovens/cooktops, as well as optional coverages for pools, spas and pumps. We also offer non-warranty home services, including our HVAC upgrade program and installation of Moen water shut-off devices, and select home maintenance offerings. Non-warranty services are primarily marketed to our existing warranty customer base, enabling incremental revenue opportunities beyond traditional warranty coverage. As of September 30, 2026, we had approximately 2.1 million active home warranties across all brands in the United States. We also offer new home builder warranty solutions, which deliver value to both builders and homeowners through a suite of builder warranty products and support services. We offer flexible builder-backed and insurance-backed warranty options covering workmanship, home distribution systems, and structural components. Additional add-on programs provide service request management for warranties and claims administration for structural warranties.

For the three months ended September 30, 2026 and 2025, we generated revenue, net income and Adjusted EBITDA of $655 million, $116 million and $205 million, respectively, and $618 million, $106 million and $195 million, respectively. For the nine months ended September 30, 2026 and 2025, we generated revenue, net income, and Adjusted EBITDA of $1,752 million, $283 million and $528 million, respectively, and $1,660 million, $253 million and $494 million, respectively. For a reconciliation of net income to Adjusted EBITDA, see “Results of Operations - Adjusted EBITDA.”

For the nine months ended September 30, 2026, our total operating revenue included 75 percent of revenue derived from existing customer renewals, seven percent from home warranty sales made in conjunction with existing home real estate transactions, eight percent derived from direct-to-consumer sales, and 11 percent derived from the non-warranty and other revenue channels. For the nine months ended September 30, 2025, our total operating revenue included 76 percent of revenue derived from existing customer renewals, seven percent derived from new home warranty sales made in conjunction with existing home real estate transactions, nine percent derived from direct-to-consumer sales, and nine percent was derived from non-warranty and other revenue channels.

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

Our financial condition and results of operations for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 continued to be adversely impacted by the following:

•
Relatively unchanged existing home sales, driven by ongoing challenges in the real estate market, continue to constrain demand for home warranties. These pressures were offset, in part, by higher home inventory levels.
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

Effect of Weather Conditions

The demand for our services, particularly in our home warranty business, and our results of operations, are affected by weather conditions. Extreme temperatures, typically in the winter and summer months, can lead to an increase in home warranty service requests related to home systems, particularly HVAC systems, resulting in higher costs and lower profitability, while mild temperatures in the winter or summer months can lead to lower home systems claim frequency, resulting in lower costs and higher profitability. For example, unfavorable weather trends in 2026 as compared to 2025 resulted in a higher number of home warranty service requests per customer in the HVAC trade, which impacted contract claims costs.

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

Tariff and Import/Export Regulations

Changes in U.S. tariff and import/export regulations have impacted and may continue to impact the costs of parts, appliances and home systems. Import duties or restrictions on components and raw materials that are imposed, or the perception that they could occur, may materially and adversely affect our business by increasing our costs. For example, rising costs due to blanket tariffs on imported steel and aluminum, or blanket tariffs on goods from countries that are key suppliers of replacement parts for appliances and home systems, have increased and may continue to increase the costs of our parts, appliances and home systems. The United States has imposed, and continues to consider, tariffs and other trade measures affecting imported goods, including goods from countries where we have sourced replacement parts for appliances and home systems covered by our home warranties. U.S. tariff and trade policies have continued to evolve, including as a result of changes in the legal authorities used to impose tariffs. We cannot predict what additional tariffs or other trade measures may be imposed, modified or removed, or what retaliatory measures other countries may take in response. Further tariffs or countermeasures may increase our costs, decrease our margins or reduce the competitiveness of our products and services.

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

Net Income and Earnings Per Share. Net income represents earnings after giving effect to all expenses, other income and expense items, and income taxes. Earnings per share represents net income attributable to common shareholders divided by the weighted-average number of common shares outstanding during the period and is used to measure profitability on a per-share basis. The dilutive effect, if any, of non-qualified stock options, performance options, RSUs, performance shares and deferred share equivalents are reflected in diluted earnings per share by applying the treasury stock method.

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

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 Form 10-K. There have been no material changes to our critical accounting policies during the nine months ended September 30, 2026.

Results of Operations

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

				% of Revenue
	Three Months Ended		Increase	Three Months Ended
	September 30,		(Decrease)	September 30,
(In millions)	2026	2025	%	2026	2025
Revenue	$655	$618	6%	100%	100%
Cost of services rendered	293	264	11	45	43
Gross Profit	362	353	3	55	57
Selling and administrative expenses	174	174	—	27	28
Depreciation and amortization expense	20	22	(8)	3	4
Restructuring charges	1	1	(31)	—	—
Interest expense	19	20	(4)	3	3
Interest and net investment income	(6)	(6)	(3)	(1)	(1)
Income before Income Taxes	154	142	8	23	23
Provision for income taxes	38	37	3	6	6
Net Income	$116	$106	10%	18%	17%

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

				% of Revenue
	Nine Months Ended		Increase	Nine Months Ended
	September 30,		(Decrease)	September 30,
(In millions)	2026	2025	%	2026	2025
Revenue	$1,752	$1,660	6%	100%	100%
Cost of services rendered	763	716	7	44	43
Gross Profit	988	944	5	56	57
Selling and administrative expenses	512	498	3	29	30
Depreciation and amortization expense	61	66	(8)	3	4
Restructuring charges	3	1	159	—	—
Interest expense	57	59	(4)	3	4
Interest and net investment income	(16)	(16)	1	(1)	(1)
Income before Income Taxes	372	336	11	21	20
Provision for income taxes	89	83	7	5	5
Net Income	$283	$253	12%	16%	15%

Revenue

We reported revenue of $655 million and $618 million for the three months ended September 30, 2026 and 2025, respectively, and $1,752 million and $1,660 million for the nine months ended September 30, 2026 and 2025, respectively. The following tables provide a summary of our revenue by major customer acquisition channel for our home warranties and other revenue:

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

	Three Months Ended
	September 30,		Increase (Decrease)
(In millions)	2026	2025	$	%
Renewals	$479	$461	$18	4%
Real estate(1)	44	43	1	3
Direct-to-consumer(1)	54	54	—	(1)
Non-warranty and other	78	59	19	32
Total	$655	$618	$38	6%

(1)
First-year revenue only.

Revenue increased 6 percent for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase in renewal revenue reflects improved price realization resulting from our prior pricing actions. The decrease in direct-to-consumer revenue reflects lower price realization resulting from our discounting efforts, offset, in part, by an increase in the number of direct-to-consumer home warranties sold. The increase in real estate revenue reflects an increase in the number of first-year real estate home warranties sold. The increase in non-warranty and other revenue was primarily driven by growth in our HVAC upgrade program.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

	Nine Months Ended
	September 30,		Increase (Decrease)
(In millions)	2026	2025	$	%
Renewals	$1,309	$1,255	$55	4%
Real estate(1)	117	114	3	3
Direct-to-consumer(1)	139	143	(3)	(2)
Non-warranty and other	186	148	37	25
Total	$1,752	$1,660	$92	6%
(1)
First-year revenue only.

Revenue increased 6 percent for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase in renewal revenue reflects improved price realization resulting from our prior pricing actions. The decrease in direct-to-consumer revenue reflects lower price realization resulting from our discounting efforts, offset, in part, by an increase in the number of direct-to-consumer home warranties sold. The increase in real estate revenue reflects an increase in the number of first-year real estate home warranties sold, offset, in part, by lower price realization. The increase in non-warranty and other revenue was primarily driven by growth in our HVAC upgrade program.

The following table provides a summary of the number of home warranties, growth in number of home warranties and customer retention rate:

	As of
	September 30,
(In millions)	2026	2025
Number of home warranties	2.14	2.11
Growth in number of home warranties(1)	1%	8%
Customer retention rate	79.7%	79.4%

(1)
As of September 30, 2025, excluding the 2-10 HBW home warranties acquired on December 19, 2024, the reduction in home warranties was one percent.

Cost of Services Rendered

We reported cost of services rendered of $293 million and $264 million for the three months ended September 30, 2026 and 2025, respectively, and $763 million and $716 million for the nine months ended September 30, 2026 and 2025, respectively. The following tables provide a summary of the changes in cost of services rendered:

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

(In millions)
Three Months Ended September 30, 2025	$264
Impact of change in revenue	21
Contract claims costs	7
Other	1
Three Months Ended September 30, 2026	$293

The increase in cost of services rendered is due to the impact of change in revenue, primarily driven by the increase in non-warranty revenue. The increase in contract claims costs primarily reflects a higher number of service requests per customer, driven by an unfavorable weather impact of $9 million in the HVAC trade, and inflationary cost pressures, offset, in part, by process improvement initiatives. Additionally, contract claims costs reflects a $6 million favorable adjustment in the third quarter of 2026 related to the development of prior period claims, compared to a $5 million favorable adjustment in the third quarter of 2025.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

(In millions)
Nine Months Ended September 30, 2025	$716
Impact of change in revenue	40
Contract claims costs	6
Other	1
Nine Months Ended September 30, 2026	$763

The increase in cost of services rendered is due to the impact of change in revenue, primarily driven by the increase in non-warranty revenue. The increase in contract claims costs primarily reflects inflationary cost pressures and a higher number of service requests per customer, driven by an unfavorable weather impact of $5 million in the HVAC trade, offset, in part, by process improvement initiatives. Additionally, contract claims costs reflects a $7 million favorable adjustment in the first nine months of 2026 related to the development of prior period claims, compared to an $8 million favorable adjustment in the first nine months of 2025

Selling and Administrative Expenses

We reported selling and administrative expenses of $174 million and $174 million for the three months ended September 30, 2026 and 2025, respectively, and $512 million and $498 million for the nine months ended September 30, 2026 and 2025, respectively. The following table provides a summary of the components of selling and administrative expenses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2026	2025	2026	2025
Sales and marketing costs	$87	$83	$243	$232
Customer service costs	31	31	94	89
General and administrative costs	56	60	176	177
Total	$174	$174	$512	$498

The following tables provide a summary of the changes in selling and administrative expenses:

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

(In millions)
Three Months Ended September 30, 2025	$174
Sales and marketing costs	4
Customer service costs	1
Stock-based compensation expense	1
Other general and administrative costs	(6)
Three Months Ended September 30, 2026	$174

Sales and marketing costs increased due to our investment in marketing associated with our direct-to-consumer channel. Other general and administrative costs decreased primarily due to lower personnel costs.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

(In millions)
Nine Months Ended September 30, 2025	$498
Sales and marketing costs	12
Customer service costs	4
Stock-based compensation expense	6
Other general and administrative costs	(7)
Nine Months Ended September 30, 2026	$512

Sales and marketing costs increased due to our investment in marketing associated with our direct-to-consumer channel. Customer service costs increased primarily due to personnel costs. Other general and administrative costs decreased primarily due to lower personnel costs and professional fees.

Depreciation and Amortization Expense

Depreciation expense was $8 million and $9 million for the three months ended September 30, 2026 and 2025, respectively, and $24 million and $28 million for the nine months ended September 30, 2026 and 2025, respectively. Amortization expense was $12 million and $13 million for the three months ended September 30, 2026 and 2025, respectively, and $37 million and $38 million for the nine months ended September 30, 2026 and 2025, respectively.

Interest Expense

Interest expense was $19 million and $20 million for the three months ended September 30, 2026 and 2025, respectively, and $57 million and $59 million for the nine months ended September 30, 2026 and 2025, respectively.

Interest and Net Investment Income

Interest and net investment income was $6 million for each of the three months ended September 30, 2026 and 2025, and $16 million for each of the nine months ended September 30, 2026 and 2025.

Provision for Income Taxes

The effective tax rate on income before income taxes was 24.6 percent and 25.8 percent for the three months ended September 30, 2026 and 2025, respectively, and 23.9 percent and 24.6 percent for the nine months ended September 30, 2026 and 2025, respectively. The decrease in the effective tax rate for the three and nine months ended September 30, 2026, compared to 2025 was primarily due to an increase in stock-based compensation expense.

Net Income

Net income was $116 million and $106 million for the three months ended September 30, 2026 and 2025, respectively, and $283 million and $253 million for the nine months ended September 30, 2026 and 2025, respectively.

Adjusted EBITDA

Adjusted EBITDA was $205 million and $195 million for the three months ended September 30, 2026 and 2025, respectively, and $528 million and $494 million for the nine months ended September 30, 2026 and 2025, respectively.

Summary of Changes in Net Income and Adjusted EBITDA

The following tables provide a summary of the changes in net income and Adjusted EBITDA:

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

(In millions)	Net Income	Adjusted EBITDA
Three Months Ended September 30, 2025	$106	$195
Impact of change in revenue	17	17
Contract claims costs	(7)	(7)
Sales and marketing costs	(4)	(4)
Customer service costs	(1)	(1)
Stock-based compensation expense	(1)	—
Other general and administrative costs	6	6
Depreciation and amortization expense	2	—
Interest expense	1	—
Provision for income taxes	(1)	—
Other	(1)	(1)
Three Months Ended September 30, 2026	$116	$205

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

(In millions)	Net Income	Adjusted EBITDA
Nine Months Ended September 30, 2025	$253	$494
Impact of change in revenue	52	52
Contract claims costs	(6)	(6)
Sales and marketing costs	(12)	(12)
Customer service costs	(4)	(4)
Stock-based compensation expense	(6)	—
Other general and administrative costs	7	7
Depreciation and amortization expense	5	—
Restructuring charges	(2)	—
Interest expense	2	—
Interest and net investment income	—	(1)
Provision for income taxes	(6)	—
Other	(1)	(1)
Nine Months Ended September 30, 2026	$283	$528

For more information on changes in net income or Adjusted EBITDA, see discussion of individual line items above.

Reconciliation of Net Income to Adjusted EBITDA

A reconciliation of Net Income to Adjusted EBITDA is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2026	2025	2026	2025
Net Income	$116	$106	$283	$253
Depreciation and amortization expense	20	22	61	66
Restructuring charges(1)	1	1	3	1
Acquisition and integration costs(1)	2	2	5	6
Provision for income taxes	38	37	89	83
Non-cash stock-based compensation expense(2)	9	8	31	25
Interest expense	19	20	57	59
Other non-operating expenses(1)	—	—	—	1
Adjusted EBITDA	$205	$195	$528	$494

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

A substantial portion of our liquidity needs are due to debt service requirements on our indebtedness. The Credit Agreement contains covenants that limit or restrict our ability, including the ability of certain of our subsidiaries, to incur additional indebtedness, repurchase debt, incur liens, sell assets, make certain payments (including dividends) and enter into transactions with affiliates. As of September 30, 2026, we were in compliance with the covenants under the Credit Agreement. We do not believe current macroeconomic conditions will affect our ongoing ability to meet our debt covenants.

Cash and cash equivalents totaled $581 million and $566 million as of September 30, 2026 and December 31, 2025, respectively. Our cash and cash equivalents include balances associated with regulatory requirements in our business. As of September 30, 2026 and December 31, 2025, the total assets subject to these third-party restrictions were $153 million and $151 million, respectively. As of September 30, 2026, the available borrowing capacity under the Revolving Credit Facility was $250 million. We currently believe that cash generated from operations, our cash on hand and available borrowing capacity under the Revolving Credit Facility as of September 30, 2026 will provide us with sufficient liquidity to meet our obligations in the short- and long-term.

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

Share Repurchase Program

On July 26, 2024, our Board of Directors approved a share repurchase authorization of up to $650 million of our common stock over the three-year period from September 4, 2024 through September 4, 2027. Purchases under this repurchase program may be made from time to time by the company in the open market at prevailing market prices (including through Rule 10b5-1 Plans), in privately negotiated transactions, or through any combination of these methods, through September 4, 2027. The actual timing, number, manner and value of any shares repurchased will depend on several factors, including the market price of the company’s stock, general market and economic conditions, the company’s liquidity requirements, applicable legal requirements and other business considerations. The repurchase program does not obligate us to acquire any number of shares in any specific period or at all and may be suspended or discontinued at any time at our discretion. As of September 30, 2026, we repurchased a total of 9,836,957 outstanding shares at an aggregate cost of $580 million under this program, which is included in treasury stock on the condensed consolidated statements of financial position included in Part I, Item 1 of this Quarterly Report on Form 10-Q. As of September 30, 2026, we had $70 million remaining available for future repurchases under this program. We expect to fund future share repurchases from net cash provided from operating activities.

On October 30, 2026, our Board of Directors approved a new share repurchase authorization of up to $1 billion of our common stock over the three-year period from November 12, 2026 through November 12, 2029. Purchases under this new $1 billion repurchase program may be made from time to time by the company in the open market at prevailing market prices (including through a Rule 10b5-1 Plan), in privately negotiated transactions, or through any combination of these methods, through November 12, 2029. The actual timing, number, manner and value of any shares repurchased will depend on several factors, including the market price of the company’s stock, general market and economic conditions, the company’s liquidity requirements, applicable legal requirements and other business considerations. The repurchase program does not obligate us to acquire any number of shares in any specific period or at all and may be suspended or discontinued at any time at our discretion.

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

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows included in Part I, Item 1 of this Quarterly Report on Form 10-Q are summarized in the following table:

	Nine Months Ended
	September 30,
(In millions)	2026	2025
Net cash provided from (used for):
Operating activities	$318	$315
Investing activities	(22)	37
Financing activities	(281)	(210)
Cash increase during the period	$15	$142

Operating Activities

Net cash provided from operating activities was $318 million and $315 million for the nine months ended September 30, 2026 and 2025, respectively.

Net cash provided from operating activities for the nine months ended September 30, 2026 comprised $393 million in earnings adjusted for non-cash charges, and $74 million in cash used primarily for working capital. Cash used for working capital was primarily driven by seasonality, offset, in part, by payments of accrued bonuses.

Net cash provided from operating activities for the nine months ended September 30, 2025 comprised $355 million in earnings adjusted for non-cash charges, offset, in part, by $40 million in cash used primarily for working capital.

Investing Activities

Net cash used for investing activities was $22 million for the nine months ended September 30, 2026 as compared to net cash provided from investing activities of $37 million for the nine months ended September 30, 2025.

For the nine months ended September 30, 2026, cash used for purchases of short-term investments was $2 million, and capital expenditures were $20 million for the nine months ended September 30, 2026 and included recurring capital needs and technology projects. We have no additional material capital commitments at this time.

For the nine months ended September 30, 2025, cash provided from sales and maturities of available-for-sale securities was $60 million, purchases of available-for-sale securities was $6 million, and there was $3 million in cash provided from the finalization of the 2-10 HBW Acquisition purchase price. Capital expenditures were $20 million for the nine months ended September 30, 2025 and included recurring capital needs and technology projects.

Financing Activities

Net cash used for financing activities was $281 million and $210 million for the nine months ended September 30, 2026 and 2025, respectively.

For the nine months ended September 30, 2026, we made scheduled principal payments of debt of $22 million and purchased outstanding shares of our common stock at an aggregate cost of $261 million. Repurchases of common stock included associated commissions and taxes of $2 million.

For the nine months ended September 30, 2025, we made scheduled principal payments of debt of $22 million and purchased outstanding shares of our common stock at an aggregate cost of $195 million. Repurchases of common stock included associated commissions and taxes of $2 million.

Free Cash Flow

The following table reconciles net cash provided from operating activities, which we consider to be the most directly comparable U.S. GAAP measure, to Free Cash Flow using data derived from the condensed consolidated statements of cash flows in Part I, Item 1 of this Quarterly Report on Form 10-Q:

	Nine Months Ended
	September 30,
(In millions)	2026	2025
Net cash provided from operating activities	$318	$315
Property additions	(20)	(20)
Free Cash Flow	$298	$296

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated (pursuant to Rule 13a-15(b) of the Exchange Act) the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 30, 2026. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026.

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

ITEM 1A. RISK FACTORS

For information regarding factors that could affect our business, financial condition or results of operations, see the risk factors discussed in Part I, Item 1A. “Risk Factors” in our 2025 Form 10-K. There have been no material changes to the risk factors disclosed in our 2025 Form 10-K during the nine months ended September 30, 2026. The risks described in our 2025 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial could also materially and adversely affect our business, financial condition or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On July 26, 2024, our Board of Directors approved a share repurchase authorization of up to $650 million of our common stock over the three-year period from September 4, 2024 through September 4, 2027. As of September 30, 2026, we had $70 million remaining available for future repurchases under this program. See Liquidity and Capital Resources – Liquidity in Part I, Item 2 of this Quarterly Report on Form 10-Q for more information.

Period	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs (in millions)
Jul. 1, 2026 through Jul. 31, 2026	400,596	$74.89	400,596	$148
Aug. 1, 2026 through Aug. 31, 2026	406,839	86.03	406,839	113
Sep. 1, 2026 through Sep. 30, 2026	548,021	78.46	548,021	70
Total	1,355,456	$79.68	1,355,456	$70

(1)
The average price paid per share is calculated on a trade date basis and excludes associated commissions and taxes.

On October 30, 2026, our Board of Directors approved a new share repurchase authorization of up to $1 billion of our common stock over the three-year period from November 12, 2026 through November 12, 2029. Purchases under this new $1 billion repurchase program may be made from time to time by the company in the open market at prevailing market prices (including through a Rule 10b5-1 Plan), in privately negotiated transactions, or through any combination of these methods, through November 12, 2029. The actual timing, number, manner and value of any shares repurchased will depend on several factors, including the market price of the company’s stock, general market and economic conditions, the company’s liquidity requirements, applicable legal requirements and other business considerations. The repurchase program does not obligate us to acquire any number of shares in any specific period or at all and may be suspended or discontinued at any time at our discretion.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

On August 10, 2026, William C. Cobb, our Chief Executive Officer and Chairman of the Board of Directors, adopted a “Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K, which is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. Such trading plan provides for an aggregate sale of up to 208,747 shares of the Company’s Common Stock that Mr. Cobb has an option to purchase. Mr. Cobb’s trading plan provides for sales from November 10, 2026 to August 10, 2027, subject to early termination if all transactions under the trading plan are completed or upon certain specified events set forth therein. Mr. Cobb is expected to continue to satisfy the Company’s Stock Ownership Guidelines following the sale of the maximum number of shares and options contemplated under his trading plan.

During the three months ended September 30, 2026, none of the Company’s other directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

FRONTDOOR, INC.

Date: November 5, 2026	By:	/s/ Jason L. Bailey
		Name:	Jason L. Bailey
		Title:	Senior Vice President and Chief Financial Officer (principal financial officer)